Form 10-Q
period 2014-09-30
AGILE THERAPEUTICS INC
filed 2014-11-13
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 18,592,968 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 13, 2014.

Agile Therapeutics, Inc.

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2014

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

Agile Therapeutics, Inc.

Part I — Financial Information

Item 1.  Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

	December 31, 2013	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$2,119,646	$45,679,880
Prepaid expenses	146,704	1,369,494
Total current assets	2,266,350	47,049,374
Property and equipment, net of accumulated depreciation of $273,092 in 2013 and $280,823 in 2014	11,963,079	11,997,697
Deferred financing costs, net	157,499	115,693
Prepaid expenses, long-term	—	1,677,434
Other assets	18,208	18,208
Total assets	$14,405,136	$60,858,406
Liabilities, convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$715,454	$2,654,871
Accrued expenses	379,164	660,139
Loan payable, current portion	5,105,407	3,559,743
Warrant liability	644,478	365,914
Total current liabilities	6,844,503	7,240,667
Loan payable, long-term	9,769,528	11,241,442
Commitment and contingencies
Series A-1, 8%, non-cumulative convertible preferred stock, $.0001 par value, authorized 284,743 shares; issued and outstanding 137,787 shares at December 31, 2013 and 0 shares at September 30, 2014	898,305	—
Series A-2 convertible preferred stock, $.0001 par value, authorized 99,178 shares; issued and outstanding 66,116 shares at December 31, 2013 and 0 shares at September 30, 2014	543,623	—
Series B, 8% non-cumulative, convertible preferred stock, $.0001 par value, authorized 4,510,066 shares; issued and outstanding 4,510,066 shares at December 31, 2013 and 0 shares at September 30, 2014	44,928,382	—
Series C, 12% non-cumulative, convertible preferred stock, $.0001 par value, authorized 2,711,734 shares; issued and outstanding 1,578,400 at December 31, 2013 and 0 shares at September 30, 2014	22,862,367	—
Stockholders’ (deficit) equity:
Preferred stock, $.0001 par value, authorized 10,000,000 shares; issued 0 shares outstanding at December 31, 2013 and September 30, 2014	—	—
Common stock, $.0001 par value, authorized 150,000,000 shares; issued 109,321 and outstanding 103,536 shares at December 31, 2013 and issued 18,598,754 and outstanding 18,592,968 shares at September 30, 2014	88	1,860
Additional paid-in capital	46,872,723	169,921,290
Accumulated deficit	(118,314,383)	(127,546,853)
Total stockholders’ (deficit) equity	(71,441,572)	42,376,297
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$14,405,136	$60,858,406

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Operating expenses:
Research and development	$2,397,898	$4,602,513	$7,895,352	$8,387,693
General and administrative	923,491	1,446,371	2,903,468	3,603,528
Total operating expenses	3,321,389	6,048,884	10,798,820	11,991,221
Loss from operations	(3,321,389)	(6,048,884)	(10,798,820)	(11,991,221)

Other income (expense)
Interest expense	(378,228)	(392,009)	(1,134,684)	(1,173,723)
Interest income	152	1,288	1,584	1,425
Change in fair value of warrants	8,510	86,243	24,856	278,564
Loss before benefit from income taxes	(3,690,955)	(6,353,362)	(11,907,064)	(12,884,955)
Benefit from income taxes	—	—	—	3,652,485
Net loss	$(3,690,955)	$(6,353,362)	$(11,907,064)	$(9,232,470)

Net loss per common share:
Basic and Diluted	$(71.67)	$(0.34)	$(245.88)	$(1.03)
Weighted-average shares outstanding:
Basic and Diluted	51,499	18,592,968	48,427	8,967,324

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2013	2014
Cash flows from operating activities
Net loss	$(11,907,064)	$(9,232,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,149	7,730
Noncash stock bonus	79,509	80,000
Noncash stock based compensation	1,095,452	973,354
Noncash interest	69,246	138,723
Change in fair value of warrants	(24,856)	(278,564)
Changes in operating assets and liabilities:
Prepaid expenses	41,672	(2,900,224)
Accounts payable and accrued expenses	(540,063)	2,220,392
Net cash (used in) operating activities	(11,176,955)	(8,991,059)
Cash flows from investing activities
Acquisition of property and equipment	(4,892,281)	(42,348)
Net cash used in investing activities	(4,892,281)	(42,348)
Cash flows from financing activities
Proceeds from convertible bridge notes	—	3,000,000
Cash paid for financing costs	—	(150,000)
Proceeds from issuance of common stock in initial public offering, net of offering costs	—	49,743,641
Net cash provided by financing activities	—	52,593,641
Net increase (decrease) in cash and cash equivalents	(16,069,236)	43,560,234
Cash and cash equivalents, beginning of period	20,013,754	2,119,646
Cash and cash equivalents, end of period	$3,944,518	$45,679,880
Supplemental cash flow information
Interest paid	$1,035,000	$1,035,000
Income taxes paid	$—	$—
Supplemental disclosure of noncash financing activities
Conversion of preferred stock into common stock	$—	$69,232,677
Conversion of notes payable and interest into common stock	$—	$3,020,667

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2014

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

The Company is devoting substantially all of its efforts toward research and development of its transdermal patch for use in contraception, and raising capital. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company has incurred losses each year since inception. As of September 30, 2014, the Company had an accumulated deficit of approximately $127.5 million.

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

In the opinion of management, the unaudited interim condensed financial statements reflects all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

September 30, 2014

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

September 30, 2014

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive (in common equivalent shares):

	September 30
	2013	2014
Convertible preferred stock	8,809,325	—
Convertible preferred stock warrants	287,028	—
Common stock warrants	—	62,505
Common stock options	1,272,090	1,785,452
Total	10,368,443	1,847,957

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2014

2. Summary of Significant Accounting Polices (Continued)

The following tables summarizes the Company’s computation of basic and diluted net loss per share for common stockholders:

	Three Months Ended September 30
	2013	2014
Numerator
Net loss	$(3,690,955)	$(6,353,362)
Denominator
Denominator for basic and diluted net loss per share	51,499	18,592,968
Net loss per share, basic and diluted	$(71.67)	$(0.34)

	Nine Months Ended September 30
	2013	2014
Numerator
Net loss	$(11,907,064)	$(9,232,470)
Denominator
Denominator for basic and diluted net loss per share	48,427	8,967,324
Net loss per share, basic and diluted	$(245.88)	$(1.03)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-10, which eliminates the concept of a development stage entity, or DSE, in its entirety from GAAP.  Under current guidance, DSEs are required to report incremental information, including inception-to-date financial information, in their financial statements.  A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenue generated from that business.  Entities classified as DSEs will no longer be subject to these incremental reporting requirements after adopting ASU No. 2014-10.  ASU No. 2014 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted.  Retrospective application is required for the elimination of incremental DSE disclosures.  Prior to the issuance of ASU No. 2014-10, the Company had met the definition of a DSE since its inception.  The Company elected to adopt this ASU early, and therefore it has eliminated the incremental disclosures previously required of DSEs, beginning with its Quarterly Report on Form 10-Q for the period ended June 30, 2014.

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

September 30, 2014

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of December 31, 2013 and September 30, 2014.

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2014

3. Fair Value Measurements (Continued)

The following is a rollforward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2013	$644,478
Expiration of Series A-1 and Series A-2 warrants	(493,361)
Change in fair value	214,797
Ending balance at September 30, 2014	$365,914

	Level 1	Level 2	Level 3
September 30, 2014
Assets:
Cash and cash equivalents	$45,585,118	$—	$—
Total assets at fair value	$45,585,118	$—	$—
Liabilities:
Common stock warrants	—	—	365,914
Total liabilities at fair value	$—	$—	$365,914

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of September 30, 2014 include (i) volatility (104.8%), (ii) risk free interest rate of 1.78% (estimated using treasury bonds with a 5.25 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($7.30) and (v) expected life (5.25 years).

There were no transfers between Level 1, 2 or 3 during 2013 or 2014. If the Company’s estimates regarding the fair value of its warrants are inaccurate, a future adjustment to these estimated fair values may be required. Additionally, these estimated fair values could change significantly.

4. Prepaid Expenses

Prepaid expenses consist of the following:

	December 31, 2013	September 30, 2014
Prepaid clinical trial expense	$—	$1,877,434
Prepaid insurance	48,055	1,102,249
Other	98,649	67,245
Total prepaid expenses	$146,704	$3,046,928

Prepaid expenses, short-term	$146,704	$1,369,494
Prepaid expenses, long-term	—	1,677,434
Total prepaid expenses	$146,704	$3,046,928

Prepaid expenses, long-term represents non-refundable advances to the Company’s clinical research organization which will be applied against final invoices.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2014

5. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2013	September 30, 2014
Employee bonuses	$238,941	$435,482
Other	140,223	224,657
Total accrued liabilities	$379,164	$660,139

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

At September 30, 2014, the Company believes it is in compliance with the Loan Agreement.

8. Stockholders’ Equity

Initial Public Offering and Related Transactions

On May 29, 2014, the Company completed its initial public offering selling 9,166,667 shares of common stock at $6.00 per share.  Proceeds from the Company’s initial public offering, net of underwriting discounts and commissions and other offering costs were $49.7 million.

In addition, each of the following occurred in connection with the completion of the Company’s IPO on May 29, 2014:

•                  the conversion of all outstanding shares of convertible preferred stock into 8,809,325 shares of the Company’s common stock

•                  the conversion of the aggregate principal amount of $3.0 million and accrued interest under the Company’s outstanding convertible subordinated promissory notes into 503,450 shares of the Company’s common stock.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2014

8. Stockholders’ Equity (Continued)

On May 7, 2014, the Company filed an amendment to its amended and restated certificate of incorporation which, among other things, revised the automatic conversion provision relating to the Series C Preferred Stock, Series B Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock. Following such amendment, the Series C, the Series B, the Series A-1 and A-2 Preferred Stock automatically converted into shares of common stock at the then effective conversion price upon:

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2014

8. Stockholders’ Equity (Continued)

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options was allocated as follows:

	Three Months Ended September 30
	2013	2014

Research and development	$144,267	$148,244
General and administrative	115,027	232,765
Total stock-based compensation expense	$259,294	$381,009

	Nine Months Ended September 30
	2013	2014

Research and development	$728,999	$483,677
General and administrative	366,453	489,677
Total stock-based compensation expense	$1,095,452	$973,354

9. Income Taxes

Sale of New Jersey Net Operating Losses

The Company received approval to sell a portion of the Company’s New Jersey net operating losses (NOLs) as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other companies. On February 27, 2014, the Company completed the sale of NOLs totaling approximately $39.1 million for net proceeds of approximately $3.6 million. Such proceeds are reflected as a tax benefit for nine months ended September 30, 2014.

10. Related Party Transactions

Effective March 17, 2014, one of the Managing Partners of SmartPharma LLC or SmartPharma, an entity which provides commercial and business development consulting services to the Company was appointed Chief Commercial Officer. In connection with the appointment of this individual as Chief Commercial Officer, the Company amended its consulting agreement with SmartPharma to remove this individual from the list of persons providing service under the consulting agreement. SmartPharma invoiced the Company $26,100 and $100,400 of fees for the three and nine months ended September 30, 2014.

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

Since our inception in 1997, we have devoted substantial resources to developing Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $17.4 million, $9.2 million, $4.6 million and $8.4 million during the years ended December 31, 2012 and 2013 and the three and nine months ended September 30, 2014, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla and advance our pipeline of product candidates. To date, we have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes, and a term loan. As of December 31, 2013 and September 30, 2014 respectively, we had $2.1 million and $45.7 million in cash and cash equivalents.

On May 29, 2014, we completed our initial public offering whereby we sold 9,166,667 shares of common stock, at a public offering price of $6.00 per share, before underwriting discounts and expenses.  The aggregate net proceeds received by us from the offering were $49.7 million.

We have not generated any revenue and have never been profitable for any year. Our net loss was $23.9 million, $14.3 million, $6.4 million and $9.2 million for the years ended December 31, 2012 and 2013 and the three and nine months ended September 30, 2014 respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, Twirla and any other product candidates we advance to clinical development.  We will continue to invest in the Corium facility, and incur significant expenses, in order to complete the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities in order to be capable of supplying projected commercial quantities of Twirla, if approved. We continue to plan the process of scaling up the commercial manufacturing capabilities for Twirla with Corium and the associated costs and timelines.  We expect the validation and expansion to be completed by the end of 2016 in coordination with our planned commercialization activities.  Corium is responsible for all aspects of Twirla manufacturing. If we obtain regulatory approval for Twirla, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing and distribution functions. As previously disclosed, we enrolled the first subject in our Phase 3 clinical trial in the third quarter of 2014.  We expect that we are likely to complete the trial in the first quarter of 2016.  We believe the key drivers of the timing for completion are the timelines for clinical supply, and the pace of site selection, site initiation and subject enrollment.

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

•                  costs associated with equipment scale-up required for commercial production.

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

To date, our research and development expenses have related primarily to the development of Twirla. For the three months ended September 30, 2013 and 2014 our research and development expenses were approximately $2.4 million and $4.6 million, respectively. For the nine months ended September 30, 2013 and 2014 our research and development expenses were approximately $7.9 million and $8.4 million, respectively. The following table summarizes our research and development expenses by functional area.

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
	(In thousands)
Clinical development	$119	$3,297	$625	$4,565
Regulatory	752	57	2,531	236
Personnel related	448	491	1,383	1,401
Manufacturing — commercialization	745	280	1,971	910
Manufacturing	190	330	656	792
Stock-based compensation	144	148	729	484
Total research and development expenses	$2,398	$4,603	$7,895	$8,388

It is difficult to determine with any certainty the duration and completion costs of our currently ongoing, planned or future clinical trials of Twirla and any of our other current and future product candidates we may advance, or if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

For the three months ended September 30, 2013 and 2014, our general and administrative expenses totaled approximately $0.9 million and $1.4 million, respectively. For the nine months ended September 30, 2013 and 2014, our general and administrative expenses totaled approximately $2.9 million and $3.6 million, respectively. We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla and any of our other product candidates, and as we operate as a public company. These increases will likely include increased legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations.  Additionally, if in the future we believe regulatory approval of Twirla or any of our other product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2014

	Three months ended September 30,
	2013	2014	Change
	(In thousands)
Operating expenses:
Research and development	$2,398	$4,603	$2,205
General and administrative	923	1,446	523
Total operating expenses	3,321	6,049	2,728
Other income (expenses)
Interest expense	(378)	(392)	(14)
Interest income	—	1	1
Change in fair value of warrants	9	86	77
Loss before income taxes	(3,691)	(6,353)	2,662
Benefit from income taxes	—	—	—
Net loss	$(3,691)	$(6,353)	$2,662

Research and development expenses.  Research and development expenses increased by $2.2 million, or 93% from $2.4 million for the three months ended September 30, 2013 to $4.6 million for the three months ended September 30, 2014.  This increase in research and development expenses was primarily due to the following:

•                  an increase in clinical development expenses of $3.2 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase is primarily related to CRO costs associated with our Phase 3 clinical trial for Twirla; and

•                  a decrease in regulatory expenses of $0.7 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This decrease is entirely related to a decrease in regulatory consulting fees. Regulatory consulting fees for 2013 include professional fees associated with the review and preparation of a response to the complete response letter, or CRL, that we received from the Food & Drug Administration, or FDA, in February 2013.  There were no comparable consulting fees in 2014; and

•                  a decrease in manufacturing commercialization expenses of $0.5 million.  Expenses for materials and labor decreased from approximately $0.5 million in 2013 to $32 thousand in 2014 as the delivery and installation of a majority of the commercial manufacturing equipment occurred in 2013.

General and administrative expenses.  General and administrative expenses increased by $0.5 million, or 55% from $0.9 million for the three months ended September 30, 2013 to $1.4 million for the three months ended September 30, 2014. This increase in general and administrative expense was primarily due to the following:

•                  an increase in professional fees (primarily legal and accounting) of $0.2 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily associated with becoming a public company; and

•                  an increase in directors and officers insurance expense of $0.2 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 attributed to becoming a public company.

Interest expense.  Interest expense is primarily attributable to our term loan with Oxford. Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Oxford and the amortization of the deferred financing costs associated with the term loan.

Change in fair value of warrants.  Certain of our warrants to purchase our preferred stock (prior to the IPO) and common stock are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants and warrants (prior to the IPO) to purchase common stock with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock.  During the three months ended September 30, 2014, the fair value of our warrant liability changed by $77 thousand compared to three months ended September 30, 2013 primarily due to the change in the fair value of the underlying common stock.

Comparison of the Nine Months Ended September 30, 2013 and 2014

	Nine months ended September 30,
	2013	2014	Change
	(In thousands)
Operating expenses:
Research and development	$7,895	$8,388	$493
General and administrative	2,903	3,603	700
Total operating expenses	10,798	11,991	1,193
Other income (expenses)
Interest expense	(1,135)	(1,174)	39
Interest income	2	1	(1)
Change in fair value of warrants	25	279	254
Loss before income taxes	(11,907)	(12,885)	978
Benefit from income taxes	—	3,652	3,652
Net loss	$(11,907)	$(9,232)	$(2,675)

Research and development expenses.  Research and development expenses increased by $0.5 million, or 6%, from $7.9 million for the nine months ended September 30, 2013 to $8.4 million for the nine months ended September 30, 2014. This overall increase in research and development expenses was primarily due to the following:

•                  an increase in clinical development expenses of $3.9 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase is primarily related to CRO costs associated with our Phase 3 clinical trial for Twirla;

•                  a decrease in regulatory expenses of $2.3 million. A significant portion of the overall decrease, approximately $2.1 million, is related to a decrease in regulatory consulting fees. Regulatory consulting fees for 2013 include professional fees associated with the review and preparation of a response to the CRL that we received from the FDA in February 2013. Regulatory consulting fees for 2014 relate to the preparation of the protocol for our ongoing additional Phase 3 clinical trial for Twirla;

•                  a decrease in manufacturing commercialization expenses of $1.1 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Payments for labor and materials decreased from approximately $1.4 million in 2013 to $32 thousand in 2014 as the construction of the facility was principally completed in the first half of 2013 and the delivery and installation of a majority of the commercial manufacturing equipment was principally completed during the first three quarters of 2013.  This decrease was partially offset by an increase in idle and other facility charges of $0.3 million.

General and administrative expenses.  General and administrative expenses increased by $0.7 million, or 24%, from $2.9 million for the nine months ended September 30, 2013 to $3.6 million for the nine months ended September 30, 2014. This increase in general and administrative expense was primarily due to the following:

•                  an increase in professional fees (primarily legal and accounting) of $0.5 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily associated with becoming a public company; and

•                  an increase in directors and officers insurance expense of $0.2 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 attributed to becoming a public company.

Interest expense.  Interest expense is primarily attributable to our term loan with Oxford. Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Oxford and the amortization of the deferred financing costs associated with the term loan.

Interest income.  Interest income comprises interest income earned on cash and cash equivalents.

Change in fair value of warrants.  Certain of our warrants to purchase our preferred stock (prior to the IPO) and common stock are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants (prior to the IPO) and warrants to purchase common stock with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock.  During the nine months ended September 30, 2014, the fair value of our warrant liability changed by $0.3 million compared to nine months ended September 30, 2013 reflecting the expiration of the Series A-1 and Series A-2 preferred stock warrants of $0.5 million, offset, in part, by an increase in the value of the common stock warrants of $0.2 million primarily due to the change in the fair value of the underlying common stock.

Benefit from income taxes.  Benefit from income taxes for the nine months ended September 30, 2014 represents the proceeds we received from the sale of New Jersey net operating losses, or NOLs, as part of the Technology and Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused state NOLs are allowed to sell these NOLs to other companies. In February 2014, we completed the sale of New Jersey state NOLs totaling approximately $39.1 million for net proceeds of approximately $3.6 million. There was no comparable transaction during the nine months ended September 30, 2013.

Liquidity and Capital Resources

On May 29, 2014, we completed our initial public offering whereby we sold 9,166,667 shares of common stock, at a public offering price of $6.00 per share, before underwriting discounts and expenses.  The aggregate net proceeds received by us from the offering were $49.7 million.

We have funded our operations since inception through the issuance of common stock, convertible preferred stock and convertible promissory notes and, to a lesser extent, through a term loan and government grants. As of September 30, 2014, we raised a total of $173.8 million from such sales of our equity securities and debt instruments, as well as our term loan.

At September 30, 2014, we had cash and cash equivalents totaling $45.7 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Nine months ended September 30,
	2013	2014

Cash used in operating activities	$(11,177)	$(8,991)
Cash used in investing activities	$(4,892)	$(42)
Cash provided by financing activities	$—	$52,594
Net (decrease) increase in cash and cash equivalents	$(11,821)	$51,374

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our primary product candidate Twirla was being developed. With the initiation of the Phase 3 clinical trial in 2014, clinical development expenses are expected to increase as compared to 2013. Net cash used in operating activities was $11.2 million for the nine months ended September 30, 2013 and consisted primarily of a net loss of $11.9 million which was offset by non-cash stock based compensation expense of $1.1 million. Net cash used in operating activities was $8.9 million for the nine months ended September 30, 2014 and consisted primarily of a net loss of $9.2 million which was offset by non-cash stock based compensation expense of $1.0 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 and 2014 was $4.9 million and $42 thousand, respectively. Cash used in investing activities for the nine months ended September 30, 2013 represents the acquisition of equipment to be used in the commercialization of Twirla.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2014 was primarily derived from the proceeds received from our initial public offering of common stock in May 2014 from which we raised a total of $49.7 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

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

We expect that the net proceeds from our recently completed initial public offering, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditures requirements through the first quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

•                  the costs, timing and outcome of regulatory review of Twirla, including for the ongoing Phase 3 trial for Twirla;

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-10, which eliminates the concept of a development stage entity, or DSE, in its entirety from GAAP.  Under current guidance, DSEs are required to report incremental information, including inception-to-date financial information, in their financial statements.  A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenue generated from that business.  Entities classified as DSEs will no longer be subject to these incremental reporting requirements after adopting ASU No. 2014-10.  ASU No. 2014 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted.  Retrospective application is required for the elimination of incremental DSE disclosures.  Prior to the issuance of ASU No. 2014-10, we had met the definition of a DSE since our inception.  We elected to adopt this ASU early, and therefore it has eliminated the incremental disclosures previously required of DSEs, beginning with our Quarterly Report on Form 10-Q for the period ended June 30, 2014.

Contractual Obligations and Contingent Liabilities

During the nine months ended September 30, 2014, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus.

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

We had cash and cash equivalents of $2.1 million and $45.7 million at December 31, 2013 and September 30, 2014, respectively, consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 1A.  Risk Factors.

You should carefully consider the risk factors set forth below as well as the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain material changes to the description of the risk factors associated with our business previously disclosed in our Form 10-Q for the period ended June 30, 2014. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations. In these circumstances, the market price of our common stock would likely decline.

Risks Related to the Clinical Trial Process and Regulatory Approval for Our Product Candidates

We have not obtained regulatory approval for any of our product candidates in the United States or any other country.

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

We have previously conducted two Phase 3 clinical trials for Twirla, and we filed a new drug application, or NDA, with the FDA for Twirla in April 2012. The FDA issued a Complete Response Letter, or CRL, in February 2013, identifying certain issues, including a request for additional clinical data, quality information and chemistry, manufacturing and controls information, which must be addressed before approval can be granted. Accordingly, we are gathering the requested information and are conducting an additional Phase 3 clinical trial for Twirla®, which commenced enrollment during the third quarter of 2014. The FDA may also re-inspect our manufacturing partner’s facilities before approval can be granted. Although we met with the FDA in October 2013 to discuss our new Phase 3 clinical trial and received substantial written comments from the FDA in February 2014, we have not sought and have not obtained agreement with the FDA on a special protocol assessment regarding the new Phase 3 trial. We cannot predict whether our ongoing Phase 3 clinical trial or any future trials we may conduct will be successful or whether regulators will agree with our conclusions regarding the results of these trials or any clinical trials we have conducted to date.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, adverse events may occur or other risks may be discovered in our ongoing Phase 3 clinical trial for Twirla that would cause us to suspend or terminate the clinical trial. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in or adherence to trial protocols, differences in size and type of the subject populations and the rates of dropout among clinical trial subjects. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for our product candidates. For example, we received a CRL from the FDA with respect to an NDA previously filed for Twirla, in which the FDA requested, among other items, additional Phase 3 clinical data to support the application. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trials may not be successful.

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

If the results of the clinical trials for our current product candidates or clinical trials for any future product candidates do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. For example, in the CRL that we received from the FDA in connection with the NDA previously filed for Twirla, one of the FDA’s comments was that acceptable evidence of efficacy was not demonstrated, as measured by Pearl Index, or PI. Specifically, in our two completed Phase 3 trials, the PI was higher than that seen in registration trials for previously approved hormonal contraceptives. Most experts seem to agree that inconsistent or incorrect use is a major contributor to the increased PI seen in more recent contraceptive trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer-term trials, or have failed to obtain regulatory approval of their product candidates. Many compounds that initially showed promise in clinical trials or earlier preclinical studies have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. Our ongoing Phase 3 trial for our primary product candidate, Twirla, may not produce the results that we expect, or the FDA may interpret the data differently than we do.

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

Regulatory approval may be substantially delayed or may not be obtained for one or all of our product candidates if regulatory authorities require additional time or studies to assess the safety and efficacy of our product candidates.

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

The Hatch-Waxman Act added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA may also require companies to perform additional clinical trials or measurements to support any deviation from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the reference product’s label, including a black box warning, or may require additional limitations, contraindications, warnings or precautions. We have submitted an NDA for Twirla under Section 505(b)(2) and as such the NDA relied, in part, on the FDA’s previous findings of safety and efficacy from investigations for approved products containing ethinyl estradiol, or EE, and levonorgestrel, or LNG and published scientific literature for which we have not received a right of reference. We received a CRL in response to our Section 505(b)(2) NDA for Twirla, in which the FDA requested, among other things, that we conduct an additional Phase 3 clinical trial. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval for Twirla, the FDA may require us to perform additional clinical trials or measurements to support approval over and above the clinical trials that we have already completed and the additional clinical trial we currently plan to commence during the third quarter of 2014. In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) NDAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of our product candidates, including Twirla.

Risks Related to Our Financial Position and Need for Capital

We have never been profitable. Currently, we have no products approved for commercial sale, no source of revenue and we may never become profitable.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have no products approved for commercial sale and to date have not generated any revenue from product sales. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of and obtain the necessary regulatory approvals for our product candidates. We have been engaged in developing Twirla and our Skinfusion® technology since our inception. To date, we have not generated any revenue from Twirla, and we may never be able to obtain regulatory approval for the marketing of Twirla. Further, even if we are able to gain approval for and commercialize Twirla or any other product candidate, there can be no assurance that we will generate significant revenues or ever achieve profitability. Our ability to generate product revenue depends on a number of factors, including our ability to:

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

We have incurred losses in each year since our inception in December 1997. Our net losses were $23.9 million for the year ended December 31, 2012 and $14.3 million for the year ended December 31, 2013. Our net losses were $6.4 million and $9.2 million for the three and nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $127.5 million.

Specialty pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur expenses without corresponding revenues until we are able to obtain regulatory approval and subsequently sell Twirla in significant quantities, which may not happen. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We expect to incur increased expenses as we conduct our additional Phase 3 clinical trial for Twirla, respond to the CRL and supplement our NDA with the results of the trial, complete the qualification and validation of our commercial manufacturing process, advance our other product candidates and expand our research and development programs. To date, we have financed our operations primarily through the sale of convertible preferred stock and convertible debt. Our product candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue.

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

We need large amounts of capital to support our development and commercialization efforts for Twirla. If we are unable to secure sufficient capital to fund our operations, we will not be able to continue these efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to Twirla with third parties in ways that we currently do not intend or on terms that may not be favorable to us. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs through the first quarter of 2016. Our cash and cash equivalents were $45.7 million as of September 30, 2014. We anticipate requiring additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

As of September 30, 2014, we had $15 million of principal indebtedness outstanding under our loan and security agreement with Oxford Finance LLC, or Oxford. The loan agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, change our line of business, liquidate or dissolve, enter into any change in control transaction, merge or consolidate with any other entity or acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness, incur certain types of liens on our property, including our intellectual property, pay any dividends or other distributions on our capital stock other than dividends payable solely in capital stock or redeem our capital stock. Our business may be adversely affected by these restrictions on our ability to operate our business.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to September 30, 2014, we have cumulative net cash flows used by operating activities of $117.0 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

Our future funding requirements will depend on many factors, including, but not limited to:

•                  Progress, timing, scope and costs of our clinical trials, including the ability to timely enroll subjects in our ongoing, planned and potential future clinical trials;

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

Assuming FDA approval, Twirla will be the first product that we commercialize. Our ability to generate revenues and become profitable will depend in large part on the commercial success of Twirla. If Twirla or any other product that we commercialize in the future does not gain an adequate level of acceptance among physicians, patients and third parties, we may not generate significant product revenues or become profitable. Market acceptance of Twirla, and any other product that we commercialize, by physicians, patients and third party payors will depend on a number of factors, some of which are beyond our control, including:

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

If we are unable to establish effective marketing and sales capabilities for Twirla, if approved, or enter into agreements with third parties to market and sell Twirla, we may be unable to generate product revenues.

We are seeking approval for Twirla from the FDA for a contraception indication. Assuming successful completion of our additional Phase 3 trial in the first quarter of 2016, we plan to submit a complete response to the FDA that will include additional clinical trial results and manufacturing information to our NDA in mid 2016. Assuming a six-month review by the FDA, we could receive a decision late in 2016. We intend to launch Twirla as soon as possible following receipt of approval from the FDA, if granted. However, we cannot assure you that the FDA will approve Twirla or that the FDA’s timeline for review will be within six months. Following our original submission of the NDA, we received a CRL from the FDA requesting, among other things, additional Phase 3 data. Assuming timely and successful completion of this additional Phase 3 study and other items such as timely and successful completion of validation of equipment for commercial manufacturing, and ultimate FDA approval, we expect to be ready for the commercialization by the end of 2016.

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

•                  The FDA held a Joint Meeting of the Advisory Committees for Reproductive Health Drugs and Drug Safety and Risk Management on December 9, 2011. The Committees concluded that users of Evra have an increased risk of venous thromboembolism, or VTE compared to users of second generation contraceptives, such as those containing LNG. The Committees, through a vote, concluded that the benefits of Evra outweighed the risks, but that the current package insert did not adequately reflect the risk/benefit profile.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and to commercialize Twirla and may affect the prices we may obtain.

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

Risks Related to Manufacturing and Our Reliance on Third Parties

We have no manufacturing capacity and anticipate continued reliance on Corium, our third party manufacturer, for the development and commercialization of our product candidates in accordance with manufacturing regulations.

We rely on Corium International, Inc., or Corium, our third party manufacturer, to produce clinical supplies of Twirla and our other product candidates, and we plan to continue relying on them for commercial supplies and samples of our product candidates, if approved. We do not own or operate, and have no plans to establish, any manufacturing facilities for our product candidates. We lack the resources and the capabilities to manufacture Twirla or any of our product candidates on a clinical or commercial scale. The facilities used by Corium to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after submission of an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as Current Good Manufacturing Practices, or cGMPs, for manufacture of our product candidates and our products, if and when approved. If Corium or other contract manufacturers that we may use cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturer to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities that would also require FDA approval and which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Moreover, if our contract manufacturer cannot successfully manufacture materials that conform to our specifications and the strict regulatory requirements of the FDA or others, we may be subject to other regulatory enforcement action such as adverse inspectional findings, Warning Letters, Untitled Letters, recall requests, withdrawal of product or investigational approvals, clinical holds or termination, disgorgement, restitution, exclusion from federal healthcare programs product seizures and detention, consent decrees, corporate integrity agreements, criminal and civil penalties, including imprisonment, refusal to permit import or export of the product and injunction against or restriction of manufacture or distribution. If our contract manufacturer experiences issues in its manufacturing process or is unable to produce clinical supplies in adequate quantity and quality, our clinical trial could be delayed or our ability to receive regulatory approval of our product candidates could be negatively affected.

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

As CROs are not our employees, we cannot control whether or not they devote sufficient time and resources to our clinical trials for which they are engaged to perform, and whether they comply with the applicable regulatory requirements, known as Current Good Clinical Practices, or cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our product candidates in clinical development, which include requirements related to the conduct of the study, subject informed consent, and IRB approval. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. Although we may rely on third parties for the execution of our trials, we are nevertheless responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on CROs does not relieve us of our regulatory responsibilities. If we or any of our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, European Medicines Agency or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications, in addition to the additional Phase 3 clinical trial that we are conducting in response to the CRL that we received from the FDA in February 2013. We cannot assure you that, upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product candidate materials produced under cGMP regulations. Our failure to comply with these regulations may require us to discontinue or repeat clinical trials, which would delay the regulatory approval process. If the CROs we engage do not successfully carry out their contractual duties or obligations, conduct the clinical trials in accordance with all regulatory requirements, or meet expected deadlines, or if they need to be replaced, or the quality or accuracy of the data they provide is compromised due to the failure to adhere to regulatory requirements or for other reasons, then our development programs may be extended, delayed or terminated, or we may not be able to obtain marketing approval for or successfully commercialize our product candidates. Failure to comply with clinical trial regulatory requirements may further subject us to regulatory action, including Warning Letters, Untitled Letters, adverse inspectional findings, clinical holds or termination, criminal and civil penalties, including imprisonment, injunction against manufacture or distribution and debarment. As a result, our financial results and the commercial prospects for our product candidates would be harmed and our costs would increase.

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

•                  Debarment;

•                  Exclusion from participation in federal healthcare programs or refusal of government contracts;

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

A key element of our strategy is to develop, obtain regulatory approval for and commercialize our portfolio of product candidates in addition to Twirla. To do so, we plan to utilize our proprietary transdermal delivery technology, Skinfusion, to develop additional product candidates. We may not be successful in our efforts to develop our portfolio of additional product candidates, and any product candidates we do develop may not produce commercially viable products that safely and effectively treat their indicated conditions. To date, our efforts have identified three additional product candidates in addition to Twirla, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle, AG200-SP, which is a regimen designed to provide a shortened hormone-free interval, and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen.

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

As of October 31, 2014, we had a total of 14 full-time employees, and we use third-party consultants to assist with our current sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

An active trading market for our common stock may not be sustained.

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

We expect that our stock price may fluctuate significantly.

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

•                  Adverse results in our ongoing Phase 3 clinical trial for Twirla;

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

Future sales of shares of our common stock by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale discussed lapse, the trading price of our common stock could decline significantly and could decline. Based on shares outstanding as of October 31, 2014, we have outstanding 18,592,968 shares of common stock, assuming no exercise of outstanding options. Of these shares, 5,000,000 shares of common stock are freely tradable, without restriction, in the public market. Our underwriters may, in their sole discretion, permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements. Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock.

After the lock-up agreements pertaining to our initial public offering expire upon the close of trading on November 18, 2014, and based on shares outstanding as of October 31, 2014, an additional 13,592,968 shares will be eligible for sale in the public market. In addition, the 1,785,452 shares subject to outstanding options under our stock option plans and the 504,930 shares reserved for future issuance under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, following the close of trading on November 18, 2014, holders of 8,809,317 shares of our common stock will have the right to require us to register these shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Our existing principal stockholders, executive officers and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to our stockholders for approval.

As of October 31, 2014, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 67.0% of our outstanding voting stock.

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

We will have broad discretion in how we use the net proceeds from our recently completed initial public offering. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Securities

In August 2014, we issued options exercisable for an aggregate of 30,000 shares of common stock at an exercise price of $6.00 to an employee of the Company.  In September 2014, we issued options exercisable for an aggregate of 5,400 shares of common stock at an exercise price of $9.98 to an employee of the Company.  The options were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds

On May 22, 2014, the Company’s registration statement on Form S-1 (File No. 333-194621) for our IPO was declared effective by the Securities and Exchange Commission, or SEC.  On May 29, 2014, we completed our IPO whereby we sold 9,166,667 shares of common stock, at a public offering price of $6.00 per share, before underwriting discounts and expenses.  The aggregate net proceeds received by us from the offering were $49.7 million after deducting the underwriting discounts and commissions and offering expenses paid by us.

As of September 30, 2014, we have used approximately $4.0 million of our net proceeds from the IPO primarily to fund the Phase 3 clinical trial for Twirla and for general working capital purposes.

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated May 22, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, as revised in our Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 14, 2014.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2014	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2014

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2014.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2014.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2014.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2014.

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

Date: November 13, 2014	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2014

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)