Form 10-K
period 2014-12-31
AGILE THERAPEUTICS INC
filed 2015-03-26
CIK 1261249

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-36464

Agile Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2936302 (I.R.S. Employer Identification No.)

101 Poor Farm Road
Princeton, New Jersey 08540
(Address including zip code of principal executive offices)

(609) 683-1880
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered:
Common stock, par value $0.0001 per share	The NASDAQ Global Market

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $78.7 million.

          As of March 16, 2015 there were 22,154,365 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2015 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the registrant's year ended December 31, 2014, are incorporated by reference in Part II and Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K

Agile Therapeutics, Inc.
Annual Report on Form 10-K
For The Year Ended December 31, 2014

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K includes statements that are, or may be deemed, "forward-looking statements." In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms "believes," "estimates," "anticipates," "expects," "plans," "intends," "may," "could," "might," "will," "should," "approximately" or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-K and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned development of Twirla and our other product candidates, the strength and breadth of our intellectual property, our ongoing and planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

        By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, and healthcare, regulatory and scientific developments and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-K, they may not be predictive of results or developments in future periods.

        Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

  •
  the success and timing of our clinical trials;

  •
  our inability to timely obtain from our third party manufacturer, Corium, sufficient quantities or quality of our product candidates or other materials required for a clinical trial;

  •
  our ability along with Corium to complete successfully the qualification and validation of equipment related to the expansion of Corium's manufacturing facility;

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

        Any forward-looking statements that we make in this Form 10-K speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Form 10-K. You should also read carefully the factors described in the "Risk Factors" section of this Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

        This Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third party research, surveys and studies are reliable, we have not independently verified such data.

        We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Item 1.    Business

Overview

        We are a women's health specialty pharmaceutical company focused on the development and commercialization of new prescription contraceptive products. Our product candidates are designed to provide women with contraceptive options that offer greater convenience and facilitate compliance. We have developed a proprietary transdermal patch technology, called Skinfusion®, which is designed to provide advantages over currently available patches and is intended to optimize patch adherence and stability and patient comfort. Our lead product candidate, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch currently in Phase 3 clinical development. The U.S. hormonal contraceptive market, with total market sales of $5.3 billion in 2014, represents the greatest opportunity for Twirla. Over half of those sales were generated by branded products. Currently, there is only one other contraceptive patch available in the United States which is available in branded and generic versions, and we believe it has limitations due to its dose and physical characteristics. Twirla is designed to address these limitations. We believe there is an unmet market need for a low-dose contraceptive patch, which is designed to increase patient convenience and compliance in a non-invasive fashion.

        Twirla is a combined hormonal contraceptive, or CHC, patch that contains the active ingredients ethinyl estradiol, or EE, which is a synthetic estrogen, and levonorgestrel, or LNG, which is a type of progestin, a synthetic steroid hormone, both of which have an established history of efficacy and safety in currently marketed combination low-dose, oral contraceptives. Twirla is designed using our proprietary Skinfusion technology to consistently deliver both hormones over a seven-day period at levels comparable to currently marketed low-dose oral contraceptives. By delivering these active ingredients over seven days, in a comfortable, convenient and easy-to-use weekly patch, Twirla is designed to promote enhanced patient compliance. The patch is applied once weekly for three weeks, followed by a week without a patch. If approved, Twirla will be packaged with three patches per carton to provide for one 28-day cycle of therapy.

        We have conducted a comprehensive clinical program, with completed Phase 1, Phase 2, and Phase 3 trials enrolling over 2,100 women, over 1,500 of whom received Twirla. We are currently conducting an additional Phase 3 trial, the SECURE study, in which we plan to enroll approximately 2,100 women for up to one year of treatment. In Phase 1 and Phase 2 clinical trials, we demonstrated that Twirla delivers levels of both EE and LNG to the blood stream that are consistent with current low-dose oral contraceptives. In our two completed Phase 3 clinical trials that enrolled over 1,900 women in the aggregate for up to 12 months, we demonstrated that Twirla generally had comparable efficacy and tolerability to an approved low-dose oral contraceptive. In our completed Phase 3 trials to date, 485 women received Twirla for 12 months. Across all completed clinical trials, Twirla was generally well tolerated and had a favorable safety profile.

        We have filed a Section 505(b)(2) New Drug Application, or NDA, for approval of Twirla by the U.S. Food and Drug Administration, or FDA, which is required before marketing a new drug in the United States. Our 505(b)(2) NDA relies in part on clinical trials that we conducted and in part on the FDA's findings of safety and efficacy from investigations for approved products containing the active ingredients and published scientific literature for which we have not obtained a right of reference. The FDA has indicated in a Complete Response Letter, or CRL, that our NDA was not sufficient for approval as originally submitted. After multiple communications with the FDA, we have received significant guidance as to what additional clinical development and other activities need to be completed prior to approval. In accordance with the FDA's advice and comments, we are conducting an additional Phase 3 clinical trial which was initiated in 2014 and is currently enrolling subjects. Based on the guidance that we received from the FDA, we believe that this additional trial will address all of the clinical issues raised in the CRL. Following completion of this additional Phase 3 clinical trial, we will respond to the CRL and supplement our NDA with the results of the trial.

        We intend to commercialize Twirla in the United States, if approved, through a direct sales force. Obstetricians and gynecologists, or ObGyns, contribute nearly 45% of the U.S. contraception prescription volume, and Nurse Practitioners and Physician Assistants, or NP/PAs, who are often affiliated with an ObGyn practice, contribute an additional 25% of the U.S. prescriptions. We believe that we can address this market with a specialty sales force of approximately 70 to 100 representatives. We also intend to augment our sales force through digital marketing and other techniques to market directly to patients.

        Our Skinfusion technology makes Twirla the first patch capable of delivering a contraceptive dose of LNG across the skin, allowing weekly application using a patch that is soft and flexible and is designed to adhere well with low levels of skin irritation. We, along with Corium International, Inc., or Corium, our manufacturing partner, have made a significant investment in a proprietary process to manufacture Twirla. We believe we have developed a robust process to reliably manufacture Twirla on a commercial scale. The materials produced for our clinical trials were manufactured using the same process that we expect will be used for our commercial-scale manufacturing, and we have made a significant investment in equipment for commercial-scale manufacturing if Twirla is approved. We believe that the technical challenges and know-how involved in manufacturing, including proprietary chemistry, production to scale and use of custom equipment and reproducibility, present significant barriers to entry for other pharmaceutical companies who might potentially want to replicate our Skinfusion technology.

        Our intellectual property represents an additional barrier to potential competitors. We have seven issued U.S. patents which cover Twirla that we intend to list in the Orange Book, the last of which expires in 2028. The Orange Book lists drug products, including related patent and exclusivity information, approved by the FDA under the Federal Food, Drug, and Cosmetic Act. If a patent is listed in the Orange Book, potential competitors seeking approval of drug products under an Abbreviated New Drug Application, which provides for the marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, of a previously approved product, or a 505(b)(2) application, for which the listed drug is a reference product, must provide a patent certification in their application stating either that (1) no patent information on the drug product has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. In addition, we continue to prosecute additional patent applications relating to Twirla, as well as our other product candidates, both in the United States and internationally. The intellectual property behind all of our product candidates in the pipeline and our Skinfusion technology consists of patent families developed and wholly-owned by us. There are no royalties or payments owed to third parties on our Skinfusion technology or any of our product candidates.

        In addition to Twirla, we are developing a pipeline of other new transdermal contraceptive products, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle, AG200-SP, which is a regimen designed to provide a shortened hormone-free interval, and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen.

Background

Hormonal Contraception Overview

        A woman is biologically capable of pregnancy from the time of her first menstrual cycle, at the average age of 12.6 years, to natural menopause, at the average age of 51.3 years. This is nearly half of a typical woman's lifespan and, for the typical woman, the majority of this time frame is spent trying to avoid pregnancy or is characterized by no desire to become pregnant. Nearly half of the pregnancies that occur each year in the United States are unplanned. The United States was the first country to approve a hormonal contraceptive, with the approval of the first contraceptive pill in 1960. The latest data from 2011 to 2013 from the Centers for Disease Control, or CDC, indicate that approximately 28% of women aged 15 to 44 use some form of hormonal contraception, which amounts to approximately 17 million U.S. women.

        Hormonal contraceptives are composed of synthetic estrogens and progestins. Contraceptives containing both estrogen and a progestin are referred to as CHCs, and contraceptives containing only progestin are referred to as P-only. There are three synthetic estrogens approved for use in contraceptive products: EE, mestranol and estradiol valerate. EE has been available for over 40 years and is the estrogen component in nearly all CHCs today. There are 10 different progestins that have been used in contraceptives sold in the United States. The progestin component provides most of the contraceptive effect, while the estrogen component primarily provides cycle control, for example, minimizing bleeding or spotting between cycles. The progestin exerts its contraceptive effect by inhibiting ovulation, or release of an egg from the ovary, and by thickening cervical mucus. Thickening cervical mucus helps to prevent sperm entry into the upper genital tract. The estrogen component, in addition to providing cycle control, makes a small contribution to contraception by decreasing the maturation of the egg in the ovary.

        Hormonal contraceptives are generally well-tolerated and are generally safer than pregnancy. A risk associated with hormonal contraceptives is a rare but serious adverse event called venous thromboembolism, or VTE, which involves the formation of a blood clot in a vein. VTEs can be life-threatening, and typically present as either deep vein thrombosis or pulmonary embolism. Evidence supports that the increased risk of VTE in CHC users is dependent upon the estrogen dose and duration of use. Estrogen increases formation of clotting factors in the liver and decreases production of elements that promote breakdown of blood clots. Most experts believe that progestins on their own have minimal to no impact on the clotting system, but some progestins, when combined with estrogen, can increase estrogen's effect on the clotting system.

        The likelihood of a woman spontaneously developing a VTE is extremely low and the use of combination oral contraceptives, or COCs, increases the incidence only slightly, and less than pregnancy. Epidemiologic studies evaluated by the FDA have demonstrated the incidence of VTE in women based on pregnancy or use of COCs as follows:

Incidence of VTE Based on Pregnancy Status or use of COCs
Population	VTE incidence (cases per 10,000 woman years*)
Non-pregnant woman who does not use a COC	1 to 5
COC users	3 to 12
Pregnant women	5 to 20
Postpartum women (in the 12 weeks following delivery)	40 to 65

*
One woman year is one woman using a contraceptive for one year, which is either 12 months or 13 cycles

        The available progestins are commonly categorized into generations, based on their history of introduction in the United States. The first and second generation progestins, including LNG, have been available in contraceptive formulations in the United States for over 25 years. The third and fourth generation progestins, for example desogestrel and drosperinone, respectively, were introduced to reduce androgenic side effects, such as oily skin and acne. Epidemiologic data suggest that CHCs containing third and fourth generation progestins are associated with an increased risk of VTE as compared to those containing the second generation progestin, LNG.

Effectiveness of Hormonal Contraceptives

        For the purpose of FDA approval, contraceptive effectiveness is measured by a calculation called the Pearl Index, or PI. The PI is a measure of the rate of pregnancies over a specific period of time in a clinical trial, and is expressed as the number of pregnancies per 100 WY of use. Each cycle lasts 28 days, so there are approximately 13 cycles in one year. According to FDA guidance, the PI calculation includes all pregnancies, but only includes cycles where the woman indicates that she engaged in sexual activity and did not use backup contraception, such as a condom, and where she has completed a study diary. The PI values from clinical trials are affected by several factors, including differences in study design, increased sensitivity of early pregnancy tests, weight and body mass index, or BMI, of the study population, user experience and inconsistent or incorrect use of the contraceptive method.

        The contraceptive failure rates in clinical trials are generally lower than those seen once a CHC is approved and in use by a broad population, referred to as typical use, without the close monitoring of a clinical trial setting. There is a large difference in pregnancy rates under conditions of perfect use, where the method is used following the directions exactly, and typical use. For example, for CHCs, including oral contraceptives, the vaginal ring and the transdermal patch, the percent of women experiencing an unintended pregnancy during the first year of use is 0.3% for perfect use and 9.0% for typical use.

U.S. Hormonal Contraceptive Market Background

        Contraceptive methods, other than sterilization, can be divided into non-hormonal and hormonal alternatives. Non-hormonal products available in the United States include the diaphragm, male condom and female condom. There are several categories of hormonal contraception products available in the United States, including:

  •
  oral contraceptive;

  •
  vaginal ring;

  •
  transdermal patch;

  •
  intrauterine contraceptive device, or IUD;

  •
  subcutaneous implant; and

  •
  injectable.

        The U.S. hormonal contraceptive market recorded annual sales in 2014 of $5.3 billion, according to IMS Health. The CHC portion of the market, consisting of pills, a transdermal patch and a vaginal ring, generates significantly greater prescription volume and sales compared to the P-only portion of the market, consisting of IUDs, injectables, implants, and P-only pills. In 2014, IMS Health reported total U.S. sales of $4.0 billion for the CHC market and $1.3 billion for the P-only market. Twirla is a CHC and, if approved, we believe it will compete primarily with products in the CHC market.

        The U.S. hormonal contraceptive market is a mature market, with many branded and generic products available. In the past 10 years, the market growth was flat to declining as measured by prescription volume, with the exception of a 4.8% increase in 2013 compared to 2012. The average annual growth rate in dollar sales for the five years ended December 31, 2014 was 2.9% for the total hormonal contraceptive market and 0.7% for the CHC market. Market growth in gross sales is primarily due to price increases amongst branded products.

        We believe there are two possible factors primarily affecting prescription volume growth in the contraceptive market. First, according to U.S. Census Bureau data and projections, the population of women aged 15 to 44 years has been growing at a rate of approximately 0.4% to 0.5% per year since 2011, increasing this population by 250,000 to 300,000 women per year.

Contraceptive Population
(Total women aged 15-44 yrs)

Source: U.S. Census Bureau, National projections released 2008 based on 2000 census data.

        Second, in 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or collectively, the ACA, was signed into law, which, among other things, requires all health plans, with limited exceptions, to cover certain preventive services for women with no cost sharing, which means no deductible, no co-insurance and no co-payments by the patient, effective August 1, 2012. These services include those set forth in the Guidelines for Women's Preventive Services, or HRSA Guidelines, and adopted by the U.S. Department of Health and Human Services Health Resources and Services Administration. Contraceptive methods and counseling, including all FDA approved contraceptive methods as prescribed, are included in the HRSA Guidelines. Since these new ACA provisions went into effect in August 2012, quarterly prescription volume growth for the CHC market rose from negative growth year-on-year to positive growth between 4.0% and 5.0% for each of the six quarters following implementation. However, this appears to be a temporary phenomenon, as the market volume growth in 2014 fell to 0.8%, a rate closer to population growth.

 Effect of the ACA on CHC Market Growth

Source: IMS National Prescription Audit, IMS Health

        During the period following enactment of the ACA, generic oral contraceptives have shown the greatest growth, primarily at the expense of branded oral contraceptives. This is likely due to the policies that have been implemented by many managed care plans, which are generally only providing generic oral contraceptives with no cost-sharing to the patient. The effect on non-oral products is less clear, but prescription volume for the vaginal ring showed a 5.9% decline from 2013 to 2014, while the prescription volume for the patch increased by 2.1% over the same time period. As interpreted by the applicable governmental agencies, health plans are only required to cover one product for each contraceptive "method" without cost-sharing by the patient. For other products that fall within the same "method" that are not the preferred product, payors are allowed to use reasonable medical management techniques, such as applying cost-sharing obligations. We therefore cannot be sure that the growth in the CHC market is due entirely to the new coverage and ACA requirements, and it is too early to determine the full effect of the ACA on our business. We believe the CHC market will maintain a long-term positive annual growth rate in line with contraceptive population growth.

        In spite of the availability of generic contraceptives for over 25 years, branded products have maintained a significant share of the CHC market, with 58% of dollar sales and 22% of prescriptions for the 12 months ended September 2014. Branded contraceptives in the CHC market have driven significant increases in the value of branded total prescriptions, or TRx. In the five years ended December 2014, the average annual price increase among the top branded products was 10.4%. The average price per cycle, referred to as the wholesale acquisition cost, or WAC, for a single 28-day cycle of the top branded products was $41.53 in 2006 and rose to $108.61 by January 2015. The branded and generic forms of the CHC transdermal patch are currently priced at $110.22 and $95.12 per cycle, respectively. The other non-oral form of CHC, the vaginal ring, is currently priced at $105.81 per cycle. We cannot predict whether the manufacturers of branded products will continue to increase prices going forward, but we believe we will be able to set a WAC price for Twirla, if approved, that is comparable to other branded CHC products at the time of launch. Based on IMS Health data, we estimate that each percentage point of market share of CHC total prescriptions in the United States currently represents approximately $136 million of annual gross sales potential for Twirla, if approved.

Contraceptive Pills

        Based on data from the CDC, of women who choose to use a hormonal contraceptive, approximately 64% use the contraceptive pill, vaginal ring or patch, the majority of which use the contraceptive pill. We believe that contraceptive pills are the most popular choice because:

  •
  patients and physicians are familiar with pills;

  •
  pills were the first to market and have been aggressively promoted for a long period of time;

  •
  historically, pills have been a covered benefit with good reimbursement in private and public healthcare plans; and

  •
  pills are a non-invasive option.

        However, compliance remains a significant draw-back with pills. Published studies have shown that the average woman who uses oral contraceptives misses approximately two to four pills per month, which increases the potential for unintended pregnancies. We believe that a patch can offer greater convenience than a pill, as it does not require daily administration and, for certain women, could lead to greater compliance and ease of use.

Contraceptive Patch Market Experience

        The Ortho Evra® contraceptive patch, or Evra, was introduced in early 2002 and was the first FDA-approved contraceptive patch. The initial approved labeling for Evra indicated that it delivered a daily EE dose of 20 micrograms. Evra had rapid uptake in the contraceptive market, and achieved a 10% share of the CHC market by September 2003. Following FDA approval of Evra, users of Evra began to report thrombotic and thromboembolic events to the FDA. Johnson & Johnson, the manufacturer of Evra, revised the Evra labeling in November 2005 to include information that EE exposure with Evra is 60% higher than that of an oral contraceptive containing EE of 35 micrograms, based on area under the curve, a commonly-used metric for measuring EE exposure in contraceptives. This information was ultimately included in a black box warning and bolded warnings unique to the Evra label. The Evra market share declined rapidly following the labeling changes, from a peak share of 11% in 2005, to 4% by the end of 2006, to 1.4% by the end of 2013, where it appears to have stabilized, with a 1.5% share of the market based on combined prescriptions for Evra and its generic equivalent in 2014.

        In April 2014, Mylan Inc. announced the launch of Xulane™, a generic version of Evra. Generic pharmaceutical products are the chemical and pharmaceutical equivalents of the brand or a reference listed drug, or RLD. Generic drugs are bioequivalent to their reference brand name counterparts. Bioequivalence studies compare the bioavailability of the proposed drug product with that of the RLD product containing the same active ingredients. Bioavailability is a measure of the rate and extent to which the active ingredient is absorbed from a drug product and becomes available at the site of action. Under pharmacy dispensing rules governed by state law, depending on the state, if an automatic generic substitute is introduced, the pharmacist may dispense either the prescribed product, or they may replace it with an equivalent generic without being required to inform the patient or healthcare professional. In addition, the FDA offers a 180-day exclusivity period for generic products in specific cases. The first generic applicants to submit a substantially complete Abbreviated New Drug Application containing a paragraph IV certification to a listed patent are protected from competition from other generic versions of the same drug for the 180 days. As of March 2015, no other generic equivalents to Evra have been introduced.

        The FDA has maintained, in spite of the wording in the labeling for Evra and its approved generic, that none of the epidemiologic studies to date provides a definitive answer regarding the relative risk of VTE with Evra compared to combined oral contraceptive use or whether the increased risk that some studies demonstrated is directly attributable to Evra. An advisory committee for the FDA stated that the benefits of Evra outweigh the risks. In its denial of a Citizen's Petition calling for the withdrawal of Evra, the FDA followed the committee's recommendations stating that the increased VTE risk does not warrant removal from the market, and that the labeling revisions to the Evra label provide an update and guidance on the interpretation of the epidemiologic data about the risk of VTE with Evra. In spite of the labeling changes, and Johnson & Johnson ceasing promotion of Evra in 2007, Evra and its generic equivalent generated $153 million in gross sales in 2014.

        We believe that the rapid uptake and acceptance of Evra upon its introduction demonstrates that there is an unmet market need for a transdermal patch as a contraceptive option. Also, the epidemiologic data on VTE risk suggest that there is a need for a contraceptive patch that delivers both a low dose of EE similar to oral contraceptives and a first or second generation progestin.

Our Product Candidates

        Each of our product candidates utilizes our proprietary Skinfusion technology, which is designed to provide advantages over the currently available patch. Skinfusion is designed to deliver contraceptive-levels of hormones to the blood stream through the skin over a seven-day period. It is also designed to optimize patch adherence and stability and patient comfort. Our lead product candidate is Twirla, a prescription CHC patch which contains both EE and LNG and is designed to deliver a low dose of EE and LNG comparable to the total dose delivered with low-dose oral contraceptives. In addition to Twirla, we are developing a pipeline of other new transdermal contraceptive products, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle and AG200-SP, which is a regimen designed to provide shorter, lighter monthly withdrawal bleeding. We are also developing AG890, which is a P-only prescription contraceptive patch intended for use by women who are unable or unwilling to take estrogen.

        Our current product candidate pipeline is summarized in the graphic below:

Agile Therapeutics Pipeline

Twirla Product Overview

        Twirla is a CHC patch which contains both EE and LNG. Twirla is designed to address an unmet medical need for increased compliance and improved ease of use as compared to oral contraceptives. A single Twirla patch delivers the active ingredients LNG and EE over a seven-day dosing interval, and thereby eliminates the need to take a daily pill as is necessary with an oral contraceptive. Twirla uses a traditional 28-day contraceptive regimen, where one patch is applied weekly for three consecutive weeks and then there is a fourth patch-free week in each 28-day time period. Twirla may be applied to the buttock, abdomen or upper torso, but not the breast. In clinical trials to date, women most frequently chose the buttock and abdomen for patch placement. The exact patch location needs to be rotated with each patch change. Twirla has demonstrated a therapeutically equivalent pharmacokinetic profile when worn on the buttock, abdomen or upper torso. A drug's pharmacokinetic profile refers to the specific way in which a given drug is handled by the body over time, reflecting the particular patterns of absorption, distribution and elimination of the drug in the body.

        Twirla is designed to be highly appealing to patients as a method of contraception. The patch is round and made of a soft, flexible, silky fabric, designed to flex with the movement of a woman's body. Twirla is a matrix patch consisting of several layers of material that contain the active ingredients EE and LNG, as well as the inactive ingredients Dimethylsulfoxide, Ethyl Lactate, Capric Acid and Lauryl Lactate, which are ingredients to assist in the transport of EE and LNG across the skin, and adhesives that enable adherence to the skin. The final top layer is the one seen on the skin, and consists of a thin, silky material consisting of only adhesive. There is a barrier formed between the inner portion of the patch, which contains the active ingredients, and the outer portion of the patch, which only contains the adhesive. This barrier is intended to prevent the active and inactive ingredients from migrating to the peripheral portion of the patch, and from breaking down the adhesive in that portion of the patch. Twirla is also designed to help prevent seepage of the adhesives from around the edge of the patch where it could collect dirt and leave a sticky black ring on the skin. The six layers of the patch are integrated to create a patch which has a slim profile, and is unobtrusive when applied. The results of multiple clinical trials suggest that Twirla delivers the active ingredients needed for contraception over a seven-day period and that it remains adhered to the skin of most subjects for the full seven-day period, even under conditions of heat, humidity, showering, exposure to water and vigorous exercise.

Twirla Patch Profile

        The following table compares Twirla with the currently marketed Evra product as stated in its label, based upon publicly-available information regarding Evra and the characteristics of Twirla and other Twirla attributes observed in our completed Phase 3 clinical trials. We have not performed a head-to-head comparison of Twirla to Evra.

Characteristic	Twirla	Ortho Evra*
Form of product	Transdermal patch Round, approximately 28 square centimeters Soft, silky, stretchy fabric	Transdermal patch Square, approximately 20 square centimeters Smooth, plastic film
Active ingredients	EE, LNG	EE, norelgestromin
Pharmacokinetic profile of EE per day	~30 micrograms	60% higher than that of an oral contraceptive containing 35 micrograms (~56 micrograms)**
Regimen	One patch weekly 21 days active / 7 days patch-free	Same as Twirla
Package configurations	1 box of 3 patches = 1 cycle 1 box with 1 patch = replacement	Same as Twirla
Top four adverse events/reactions in clinical trials	Nausea 3.0% Application site irritation 2.4% Breast tenderness 2.1% Headache 2.0%***	Breast symptoms 22.4% Headache 21.0% Application site disorders 17.1% Nausea 16.6%

*
Source of Ortho Evra data is U.S. prescribing information or package insert.

**
The Ortho Evra package insert indicates a strength of 35 micrograms of EE per day.

***
Adverse events deemed definitely, probably or possibly related to Twirla in completed Phase 3 clinical trials.

Twirla	Evra

        Twirla employs our Skinfusion patch technology, resulting in a unique appearance and feel of the patch. Evra does not utilize our Skinfusion technology; its active ingredients and adhesives are dispersed to its edges. One frequent complaint about patches that do not utilize Skinfusion is that they collect dirt and lint and may leave a sticky black ring of residue on the skin which can be difficult to remove. We do not have any direct comparison of the appearance of the patch on the skin at the end of seven days between Twirla and Evra, but we believe, based on anecdotal feedback from our clinical trial investigators, as well as based upon the differences in the design of the two patches, that Twirla may have an advantage in this regard.

        We have not performed a head-to-head comparison of Twirla to Evra, however, a pharmacokinetic study that we conducted with Twirla was similar in design to the pharmacokinetic study conducted with Evra that provided the information regarding the daily amount of EE delivered that is currently in the Evra package insert. The figure below combines the results for average EE concentrations from these two studies, and suggests a comparison of the observed blood concentration of EE for Twirla versus Evra versus observed and estimated data for the pill. The lower amount of EE delivered from Twirla as compared to Evra can be observed. If Twirla is approved by the FDA, we will not be able to make direct comparative claims regarding the safety, efficacy or pharmacokinetics of Twirla and Evra, since none of our completed clinical trials studied, nor does our contemplated additional Phase 3 clinical trial expect to study, Twirla in a head-to-head comparison with Evra.

 EE Concentrations (pg/ml)

        The Evra curve presented in the graphic above was estimated based on the graph provided in the Evra label. In the legend to the figure above, "OC" refers to an oral contraceptive containing 35 micrograms of EE. The OC data prior to Day 21 are estimated steady-state data based on Day 21 EE concentrations observed during our pharmacokinetic study.

        Twirla contains LNG, which is the progestin used as the reference standard when comparing risk of VTE between progestins. Evra contains the progestin norelgestromin, which is a prodrug of norgestimate, a second generation progestin that has not demonstrated an increased risk of VTE independent of EE. We do not expect any meaningful clinical differences between Twirla and Evra based on the progestin component, but our market research with ObGyns has demonstrated that they perceive LNG to be one of the safest progestins available.

Twirla Product Profile

        Assuming completion of a successful additional Phase 3 clinical trial and approval of our marketing application by the FDA, we believe the clinical trial data from the ongoing Phase 3 trial (SECURE) for Twirla will support our future marketing of Twirla as follows:

  •
  Twirla is a weekly contraceptive patch, designed to offer convenience and compliance.

  •
  Twirla is designed to meet the contraceptive needs and the busy lifestyle of today's women.

  •
  Twirla contains the active ingredients EE and LNG, both of which have been used in contraceptives for over 25 years.

  •
  Twirla delivers the low daily dose of EE of approximately 30 micrograms, comparable to low-dose oral contraceptives.

  •
  Twirla is designed to demonstrate efficacy comparable to other approved prescription contraceptives.

  •
  Twirla has a favorable safety and tolerability profile.

  •
  Twirla was designed with Skinfusion technology, which has demonstrated adhesion over the seven-day wear period, even under conditions of heat, humidity, showering, exposure to water and vigorous exercise.

  •
  Because Twirla contains the progestin LNG, we believe that the final approved label for Twirla will be consistent with the class labeling for other contraceptives containing EE and LNG, including the class black box warning.

Twirla Clinical Development Program

Completed Clinical Trials

        Our clinical program includes three Phase 1 studies, one Phase 2 study, and three Phase 3 studies, as well as other supporting studies. We are currently conducting the third Phase 3 study in response to FDA comments and guidance. In Phase 1 and Phase 2 clinical trials, we demonstrated that Twirla delivers levels of both EE and LNG to the blood stream that are consistent with currently marketed low-dose oral contraceptives. In our completed Phase 3 clinical trials, we demonstrated that Twirla was comparable to an approved low-dose oral contraceptive in two randomized studies, one that enrolled over 1,500 women over 12 months and the other that enrolled over 400 women over six months. Across all completed clinical trials, Twirla was generally well-tolerated and had a favorable safety profile. Because we relied, in part, on the FDA's findings of safety and efficacy from investigations for approved products containing EE and LNG and published scientific literature for which we have not obtained a right of reference, we were not required to conduct preclinical studies. In the pharmacokinetic study comparing Twirla to an approved low-dose oral contraceptive, results demonstrated that Twirla delivers a daily dose of EE that results in estrogen exposure similar to low-dose oral contraceptives containing approximately 30 micrograms.

        Our two completed Phase 3 trials enrolled over 1,900 subjects to evaluate the safety and efficacy of Twirla. Each of these studies included an active comparator arm with an approved low-dose oral contraceptive. The results of these studies demonstrated that Twirla was generally well-tolerated, with levels of adverse events generally comparable to those of low-dose oral contraceptives. In these studies, subjects had a higher rate of self-reported compliance when using the patch as compared with the group using oral contraceptives. However, as discussed further below, the FDA issued a CRL in response to our marketing application for Twirla and requested an additional Phase 3 study and additional chemistry manufacturing and control, or CMC, information. The results of the larger of our Phase 3 clinical trials demonstrated that approximately only 3% of patches became completely detached from the skin of subjects during the seven-day period, and that the patch generally remained adhered to the skin even when exposed to normal daily activities and conditions such as showering, swimming and other forms of exercise, heat and humidity.

        More specifically, our safety population included subjects who received at least one dose of Twirla or COC. In the combined safety population of our completed Phase 3 trials, there were a total of 22 serious adverse events, or SAEs, of which 16 were from the Twirla cohort, which had approximately 2.3 times as many subjects as the oral contraceptive comparator cohort. Three of these SAEs (0.2% of the overall Twirla safety population) were considered to be possibly related to the study drug and included one drug overdose with Benadryl®, one case of uncontrollable nausea and vomiting and one instance of deep vein thrombosis. In addition to the SAEs described above, some subjects taking Twirla experienced non-serious adverse events, such as nausea, headache, application site irritation and breast tenderness. Subjects receiving the oral contraceptive comparator also generally experienced similar non-serious adverse events such as nausea, headache, and breast tenderness, though at different rates. We believe that Twirla will have a label consistent with all marketed low-dose CHC products, which include class labeling that warns of risks of certain serious conditions, including venous and arterial blood clots, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease and hypertension, and a black box warning regarding risks of smoking and CHC use and particularly in women over 35 years old that smoke.

        In our Phase 3 trials, the primary measure of efficacy is the Pearl Index, or PI, which is calculated based on the number of observed on-treatment pregnancies and total number of on-treatment cycles during the study. Specifically, the PI is expressed as the number of pregnancies per 100 WY of use. The pooled PI value in the completed Phase 3 trials for the Twirla patch was 5.76 and for the combined oral contraceptive control arms was 6.72, which were higher than the range of 1.34 to 3.19 in pivotal studies conducted on products approved by the FDA in the previous ten years.

        We believe that the results for both the patch and oral contraceptive control arms in the completed Phase 3 trials were affected primarily by issues with study conduct at several study sites, including rapid enrollment which led to inability to manage the study population, poor subject compliance, and high rates of loss to follow-up. In the larger of our completed Phase 3 clinical trials, 96 sites enrolled subjects, 60 of which had no on-treatment pregnancies. Nineteen percent of the on-treatment pregnancies reported during this trial came from one site. This site represented approximately 8% of the randomized subject population. Thirty six percent of on-treatment pregnancies were reported at four of the 96 sites. These four sites represented approximately 15% of the randomized subject population.

        Experts agree that the characteristic most likely to impact contraceptive failure and pregnancy rates is the subject's likelihood of using a method inconsistently or incorrectly. Consistent with expert opinions, our analyses have suggested that the results for both the patch and oral contraceptive control arms in the completed Phase 3 trials were also affected in part by the study population, which comprised a disproportionately high number of new users and minority subjects, known to be at higher risk of noncompliance and pregnancy, as compared to the majority of other recent CHC clinical trials which have gained approval in the United States.

        Individuals who immediately switch from one hormonal contraception method to another, referred to as current users, or who have recently used another method of hormonal contraception, are less likely to experience contraceptive failure than a new user because they are less likely to have inconsistent or incorrect use. These experienced subjects are often selected for trial participation because their inclusion will lower failure rates. Indeed, many contraceptive trials have enrolled a high proportion of these subjects. Direct comparisons across multiple trials are limited by differences in study design and population, as well as differences in definitions of user status; however, as shown in the table below, some comparisons are possible. For example, when compared against trials that captured current hormonal contraceptive use, in the larger of our completed Phase 3 trials, we had a lower proportion of subjects randomized to receive Twirla that were current users, only 17.8%, reflecting a population with less experience using hormonal contraception, compared to two recently approved hormonal contraceptives. When compared against trials that categorized subject experience more broadly by their use of hormonal contraception within the 6 months prior to enrollment, our trial also had a lower proportion of experienced subjects, only 44%. In both the COC and Twirla groups, new users had approximately three times the rate of noncompliance compared to experienced users, as verified through blood tests revealing non-detectable blood levels of EE and LNG. Similarly, the pooled PI values from our completed Phase 3 clinical trials were more than twice as high among new users compared to experienced users, and in the primary efficacy analysis population there were no pregnancies observed in current users of other hormonal contraception who immediately switched to the patch upon entry into the trial.

        In addition, our completed Phase 3 clinical trials also included a higher proportion of black and Hispanic subjects than most recent hormonal contraceptive trials. Although the underlying reasons are not well-understood, several articles in medical journals, such as Contraception and the American Journal of Obstetrics & Gynecology, and in at least one report by the U.S. Department of Health and Human Services, state that contraceptive failure rates are highest in black and Hispanic subjects. In our completed Phase 3 trials, rates of laboratory-verified noncompliance were substantially higher in blacks and Hispanics compared to non-Hispanic white subjects in the larger of our Phase 3 trials, and as shown in the table below, there were substantially higher PI values in the black and Hispanic subpopulations than in non-Hispanic white subjects. Additionally, as shown in the table the observed PI values were more dramatically increased for new users who were also black or Hispanic.

Study Population Demographics in Selected Contraception Trials

		Contraceptive Product (Year of Approval) % of subjects in category*
Parameter		Twirla		Seasonique (2006)	Yaz (2006)		Lo-Seasonique (2008)	Natazia (2010)		Quartette (2013)
Hormonal contraception use
Current Users		18	(a)	—	60	(b)	—	59	(c)	—
Within 6m of enrollment	Yes(d)	44		68	—		61	—		44
	No(e)	56		32	—		39			56
Race/ethnicity	Hispanic	15		5	5		10	13		11
	Black	22		11	4		12	7		18

*
Table includes subjects randomized to Twirla in our larger Phase 3 clinical trial. The data pertaining to the approved drug products were derived from multiple studies, with differing study designs, as reported in the FDA medical review documents for each product.

Current user definitions (extrapolated for approved products):

(a)
Used a hormonal contraceptive within 7 days of enrollment.

(b)
Using an oral contraceptive at screening, just prior to study start.

(c)
Using oral contraceptives prior to study start.

Use within 6 months of enrollment definitions:

(d)
Twirla: recent and current users; Quartette/Seasonique/Lo-Seasonique: continuous users.

(e)
Twirla: new users; Seasonique/LoSeasonique: fresh start and prior users; Quartette: new start and prior user.

 Twirla Pearl Indices Stratified By New Users and Minority Subjects

Parameter	Demographic	Pearl Index*
Race/ethnicity	White (not Hispanic)	3.6
	Hispanic	5.0
	Black	15.1
Previous contraceptive use status	New users(a)	8.7
	Experienced users(b)	3.0
	Current users(c)	0.0
Race/ethnicity and Previous contraceptive use status	Hispanic subjects who were new users	7.5
	Black subjects who were new users	16.0

*
Table includes the pooled PI values for subjects in the primary efficacy analysis population randomized to Twirla.

(a)
New users = never used hormonal contraception or had not used hormonal contraception in the 6 months prior to enrollment.

(b)
Experienced users = recent (used a hormonal contraceptive within 6 months of enrollment) and current users.

(c)
Current users = subjects who used a hormonal contraceptive within seven days of enrollment.

CRL and FDA Interactions

        In February 2013, we received a CRL from the FDA indicating that the results from our completed Phase 3 trials would not be sufficient for approval, and the FDA proposed that we conduct an additional Phase 3 trial. Among the comments expressed in the letter were some regarding the PI values seen in the studies. Specifically, the FDA indicated that the PI values in the studies, in both the subjects using the Twirla patch and the control arm using oral contraceptives, were higher than seen in clinical trials used for registration of other approved hormonal contraceptives. The FDA recommended that we conduct an additional Phase 3 trial with a simplified clinical trial design and improved study conduct, including site monitoring and data collection procedures. The FDA also required additional information relating to the laser etching of label information on each patch and required that the patch used in the new trial utilize the same etching as will be used for the commercial product, in order to demonstrate that it does not adversely affect the performance of the patch. Furthermore, the FDA also requested in the CRL additional information on controls and release specifications related to the patch, and manufacturing and control information related to the Drug Master File of one of the raw materials in Twirla.

        In October 2013, we met with the FDA and received further guidance on requirements for our planned Phase 3 trial. In addition, we had a follow-up written interaction with the FDA in February 2014 and have received substantial written comments from the FDA in subsequent interactions. We enrolled the first subject in the SECURE study in the third quarter of 2014, and expect to complete enrollment in the third quarter of 2015. The patches being studied in the SECURE study are laser etched using the same process as we anticipate for commercialization of Twirla, if approved. We will continue additional supportive testing in order to respond to the FDA's CMC questions.

The SECURE study, our third Phase 3 Clinical Trial

        Our third Phase 3 clinical trial is intended to address a number of issues identified in the CRL, including but not limited to, a simplified trial design, study conduct, recruitment of study population and compliance. We have designed the SECURE study as follows:

  •
  Single-arm study;

  •
  Approximately 2,100 female subjects will receive Twirla for up to one year;

  •
  Approximately 80 sites located in the United States with experience in conducting contraceptive studies;

  •
  The subjects are using an electronic diary to record the data that are critical to the calculation of the PI, such as sexual activity, back-up contraception use, and patch usage and adhesion; and

  •
  We will assess patch adhesion based on a quantifiable daily subject assessment of percent adherence of the patch to the skin.

        By not having a comparator, we will increase the number of cycles collected for the primary efficacy analysis. The single-arm design will also substantially reduce the complexity of statistical analyses required to interpret the results of the trial and will reduce uncertainty around interpretation of any unexpected differences in observed PI values between Twirla and a comparator arm that could occur. Importantly, the simplified protocol design should also be easier for clinical sites to understand and implement. In addition, we believe that having no oral contraceptive comparator will attract subjects who are interested in participating in the transdermal method as opposed to subjects who may be at higher risk for early discontinuation from the study if randomized to the patch. We believe this phenomenon occurred in the larger of our completed Phase 3 clinical trials and may have contributed to the early observed discontinuation rate.

        The SECURE study is employing several measures designed to improve upon one aspect of prior study conduct: loss to follow-up. First, the SECURE study is being conducted in approximately 80 sites in the United States that have experience conducting contraceptive trials and experienced study coordinators. Study sites have been evaluated extensively for their prior hormonal birth control trial experience through a data-driven approach assessing performance on previous clinical studies, staffing of experienced study coordinators with longevity at the site, demographics of potential study subjects, and audit history. Fewer sites will enable more focused oversight of participating sites and facilitate more individualized attention to enrolled study subjects, as compared to our previous Phase 3 study which was conducted at 96 sites. Training of study coordinators at the investigator meeting, at study initiation visits, and through ongoing communication should also reduce loss to follow-up. In addition, study sites that are showing early trends toward higher rates of loss to follow-up or overall poor study management will be re-trained and, if necessary, discontinued. Upon subject enrollment, sites will also ask for multiple methods of contact for each subject, and will obtain permission to contact family members and utilize public records to locate subjects who are lost to follow-up.

        After site selection, recruitment of the study population is the next crucial step toward achievement of a population that will provide reliable and generalizable data in the SECURE study. We have trained our sites to provide individualized attention to recruitment of subjects who are most likely to adhere to the study protocol with respect to compliance, including correct patch application, timing of patch removal and replacement, electronic diary, or e-diary, completion and study visits. Potential subjects are carefully screened for ability, motivation and willingness to comply with all of the study visits and other requirements. Study coordinators and investigators have received in-depth training on selection of appropriate subjects prior to beginning subject enrollment, and these criteria are being reviewed throughout the study enrollment period. Subjects are also advised through the informed consent process that noncompliance with study procedures may lead to discontinuation from the trial. In addition, each site is providing real-time recruitment information to the CRO throughout the recruitment process, which facilitates enrollment of the appropriate subject population. We continue to expect that enrollment of the SECURE study will be completed in the third quarter of 2015.

        A number of measures have been put in place in order to facilitate compliance with study procedures. To ensure subjects are adequately educated regarding their responsibilities during the trial, a detailed subject teaching plan has been developed and implemented, and subject education regarding the importance of compliance, including videos, brochures and one-to-one education with study coordinators, is provided at repeated intervals throughout the study. A number of measures have been put in place to support and monitor compliance through the study. One key measure is the use of e-diary and text message technology, which provides personalized reminders to subjects for patch application, diary completion and study visits, measures we believe will improve overall subject compliance. Phone contact with subjects between visits is part of the study protocol, which will increase the frequency of contact with subjects throughout the study.

        The electronic diary platform being utilized in the SECURE study is PHT's LogPad® system, a handheld device specifically designed for subject-entered data capture. In addition to contributing to improved compliance, the use of e-diary technology may also contribute to improved data quality and completeness in the SECURE study. Subjects use their e-diaries to record the data that are critical to the calculation of the PI, including sexual activity and use of back-up contraception. Subjects also record their bleeding patterns and patch adherence using a new, more precise scale. During the study screening period, subjects receive comprehensive training on use of the e-diaries and are required to demonstrate both appropriate use and ability to comply with the study protocol during a two-week run-in period in order to be enrolled in the study. The diaries are designed to be simple and easy-to-use, and to enhance data quality, and have built-in prompts to avoid subject error in data entry. As the subjects enter data into the e-diaries, information is transmitted to the vendor database and is available for real-time review by the Agile team, the CRO and our study monitors. The CRO and our study monitors analyze individual subject and site data and can immediately implement additional training or intervention with study site coordinators and subjects as needed, including potentially discontinuing noncompliant sites or subjects. Real-time e-diary and study visit data also potentially minimize the number of subjects lost to follow-up. By selecting an appropriate subject population and implementing the compliance measures described above, we anticipate that the number of pregnancies will be reduced as compared to the previous Phase 3 studies. None of these real-time measures were utilized in our previous clinical trials. We believe we have designed and are implementing a clinical trial that addresses the feedback provided by the FDA in the CRL and additional guidance we have received in subsequent interactions with the FDA.

        An independent Pregnancy Review Committee comprised of experts has been selected to review all pregnancies and determine on or off-treatment status, which will affect the numerator of the PI calculation. Accurate and timely pregnancy adjudication is critically important in order to reduce the likelihood that pregnancies which occur during these time periods will be included by the FDA during the review process. In order to avoid pre- or post-treatment pregnancies being included, every pregnancy will be assessed via ultrasound as soon as possible and full data will be collected regarding the relationship of the pregnancy to the subject's use of Twirla. Based on the observations regarding the clustering of pregnancies at a few sites during our completed Phase 3 trials, we believe that focused attention to ensuring full implementation of the compliance measures at every site will substantially reduce the overall incidence of pregnancies during the SECURE study. We did not have an independent Pregnancy Review Committee for our previous clinical trials.

        The observed PI values will not only be impacted by the number of pregnancies that occur in the study, but also by the number of cycles that are included in the analysis, which affects the denominator of the PI calculation. Cycles in which a subject is not sexually active, has incomplete diary information or uses a back-up method of contraception will not be counted toward the number of cycles included in the calculation of the PI. Indicators of subjects who are likely to exhibit the behaviors listed above are being carefully assessed during the recruitment process so as to reduce the number of cycles discarded from the analysis.

        We have engaged Parexel International Corporation, or Parexel, a CRO with substantial experience in contraception studies and excellent site monitoring capabilities. We actively participated in site selection, and actively participate in monitoring subject recruitment, site monitoring and oversight of Parexel's activities, and will continue to do so throughout the length of the trial. Our CRO was selected based not only on the above criteria, but on a clear track record of responding to trends and information through early intervention in order to assure compliance with trial procedures at both the subject and site levels.

        Assuming successful completion of the SECURE study by the second half of 2016, we plan to submit a complete response that includes the additional clinical trial results to the FDA in the first half of 2017.

Twirla Line Extensions and Other Product Candidates

        In addition to Twirla, our product pipeline consists of two classes of product candidates: Twirla line extensions and other transdermal contraceptive product candidates. These product candidates are designed to address market needs and offer additional non-daily contraceptive options. Based on the results of our market research on line extension regimen concepts, we believe that our line extension product candidates are commercially viable and could garner a share of the contraceptive market.

        The hormonal contraceptive market has a long history of manufacturers successfully using line extensions to extend the lifecycle of a brand, often by gaining additional exclusivity periods for the product extension under the provisions of the Hatch-Waxman Act or with additional patents. Our lifecycle strategy with Twirla is to introduce line extensions that will have exclusivity for some time period, either due to our intellectual property estate, or due to Hatch-Waxman exclusivity. The line extensions in our pipeline include using our Skinfusion technology to allow a 28-day regimen where women will experience shorter, lighter withdrawal bleeding, as well as extending the cycle beyond the typical 28-day regimen to allow women to experience fewer withdrawal bleeds each year.

        Our Twirla line extensions include the following:

  •
  AG200-ER is an extended cycle regimen utilizing our current patch product designed to allow a woman to extend the time between her episodes of withdrawal bleeding. There are several currently approved oral contraceptives that provide an 84 or 91-day extended cycle regimen. However, there is no approved contraceptive patch product offering an extended cycle regimen. AG200-ER is a contraceptive patch which is designed to address the limitations of the currently approved extended regimen oral contraceptives by providing a more convenient, weekly dosing schedule. By adjusting the length of the cycle, AG200-ER is designed to potentially minimize breakthrough bleeding and spotting, which is a commonly-reported concern with patients using an extended regimen contraceptive product. AG200-ER utilizes the same drug product as Twirla, and therefore requires no further patch development. We are currently evaluating the optimal cycle length to advance into clinical development.

  •
  AG200-SP is a 28-day regimen designed to provide users with shorter, lighter withdrawal bleeds and potentially improve contraceptive efficacy. AG200-SP may also provide benefit in patients with sensitivity to abrupt changes in hormone levels. Oral contraceptives that use a shortened hormone-free interval, or SHFI, by delivering hormones beyond 21 days currently comprise 43% of U.S. branded TRx volume, demonstrating high acceptability among patients and providers. AG200-SP is designed to provide a simplified 28-day regimen through use of a smaller, lower-dose patch in the fourth week, which will allow patients to continuously apply patches without interruption. AG200-SP requires additional patch development work prior to potentially conducting Phase 1 studies.

Our other product candidate is a P-only contraceptive patch described below:

  •
  AG890 is an LNG-only contraceptive patch, intended for use by women who are unable or unwilling to take estrogen, including those who are breastfeeding or who are at greater risk of VTE, such as women who smoke, are over 35 years of age, or who are obese. Currently, the P-only market consists of pills and several non-oral options, including IUDs, implants and injections. AG890 is intended to fulfill an unmet medical need for a non-daily, easily reversible form of contraception in the P-only market. We have conducted a Phase 1 clinical trial with AG890. In addition, the National Institutes of Health, through a clinical trial agreement with us, conducted a Phase 1/2 trial with AG890. The Phase 1/2 study was a multicenter study to evaluate the pharmacokinetics, safety and mechanisms of potential contraceptive efficacy of AG890. The trial is complete and findings indicate that additional patch development work for dose selection will be required, including additional Phase 1 and Phase 2 studies to determine the optimal formulation and dose to advance to Phase 3.

        We do not expect to be required to conduct preclinical studies for any of these product candidates. Based upon a number of factors, including, but not limited to, our available capital resources and feedback from the FDA, we intend to review the clinical path for each of these three product candidates in 2015.

Sales and Marketing

Twirla Commercialization Strategy

        We expect to build a sales and marketing infrastructure in the United States to support the launch of Twirla for contraception, if approved. We anticipate that a targeted sales force focused initially on ObGyns, NPs, PAs and primary care providers who comprise the top prescribers of contraceptives will be highly effective. Outside the United States, in the future we may decide to commercialize Twirla, if approved, by entering into third-party collaboration agreements with pharmaceutical partners.

Twirla Promotion Strategy

        We have employed several key strategies during the development of Twirla to prepare us for the launch of Twirla. These include:

  •
  Seeking advice and input from key opinion leaders, or KOLs, in women's health and contraception;

  •
  Sponsoring continuing medical education, or CME, programs at key congresses and symposia around the country;

  •
  Establishing relationships with women's health advocacy groups;

  •
  Conducting extensive market research to better understand the market dynamics and identify product positioning and messages for Twirla with prescribers and consumers;

  •
  Assuring that data from our clinical trials are presented in a timely manner at clinical congresses and published in appropriate peer-reviewed medical journals; and

  •
  Developing and registering the trademark Twirla and developing key branding elements, including packaging design for submission with the NDA.

        Prescribing in the CHC category is primarily driven by ObGyns, who write nearly 45% of the total prescriptions. In addition, NPs and PAs, who are often affiliated with an ObGyn practice but can also be in a primary care setting, also write contraceptive prescriptions. The ObGyns, NPs and PAs combine to write nearly 70% of total CHC prescriptions. In addition, 34% of all prescriptions written by ObGyns are for contraceptives. We plan to focus the promotion of Twirla on these key prescribers and other key customer groups, including consumers and commercial managed care plans. We believe that we can deploy a focused sales force effort targeting the approximately 22,000 prescribers responsible for 80% of branded CHC prescriptions. We believe that this universe of branded prescribers can be covered adequately by a specialty sales force of between 70 and 100 total representatives. In areas of the country where it is not efficient to deploy a sales representative, remote promotion can be used to reach these prescribers.

        We plan to deploy patient promotion at the launch of Twirla, both in the physician's office, and through targeted media campaigns. We plan to use both branded and unbranded campaigns to create awareness of Twirla among consumers. We believe there are cost-effective means to reach our target demographic of females aged 18 to 34 years, the so-called Millennials, who are more likely to seek health information online and through social networks. Traditional mass-market direct-to-consumer advertising on television may not be required to reach these consumers. Marketing tactics aimed at today's female consumer need to be optimized for mobile technology, because smartphones and text messaging are the preferred means of communication. Millennials also engage in online activities to a high degree. For example, approximately 80% use a social network and approximately 40% read blogs. We believe that a focused consumer promotion plan that uses digital media and other mass-market advertising vehicles will generate consumer awareness and demand for Twirla if approved.

        Managed care plans have traditionally used differential co-pays to attempt to drive patients to use either generic products or products for which they have a contract with the manufacturer. Many plans encourage patients to obtain their branded contraceptives through mail-order, incentivizing them with a 90-day co-pay that is often less on a per-month basis than that for a 30-day supply. Most manufacturers of contraceptive brands offer a coupon to patients covered by non-governmental payors to offset the difference in co-pay between a generic and Tier 2 or Tier 3 for their promoted brands. These co-pay coupons are a useful tactic to overcome barriers to initiating therapy in such patients. When used in conjunction with product samples given out by the physician, a co-pay coupon often allows the patient to then fill their first prescription for free or at a steep discount, and limits the out of pocket expenditure for the patient for several months. This co-pay assistance creates brand loyalty, particularly for a brand where there is no generic alternative. We believe that we will be able to use free product samples and co-pay coupons or vouchers at the time of Twirla's launch to gain use of the product by patients covered by non-governmental payors while we are negotiating contracts with select commercial health plans and awaiting formulary review.

Market Research

        We have conducted market research with healthcare professionals, consumers and managed care decision-makers to determine market drivers, unmet needs and the reaction to the Twirla product profile. A total of nearly 650 healthcare professionals and over 3,000 consumers have participated in our market research on Twirla and the contraceptive market. The main findings of the market research are discussed below.

Topline Summary of Our ObGyn/NP Market Research:

  •
  Compliance is a substantial problem with oral contraceptives, and many women are not comfortable with the "invasiveness" of a vaginal ring, IUD or implant.

  •
  The daily dose of estrogen delivered is the most important information requested by ObGyns and NPs in order for them to prescribe Twirla, if approved.

  •
  Prescribers need assurance that what happened with Evra will not occur with Twirla, although they are generally unable to state the actual EE dose delivered by Evra.

  •
  ObGyns are not familiar with the PI calculation, and generally assume all FDA-approved contraceptives are about equally effective.

        Two of our market research studies have included an allocation exercise to estimate the potential uptake of Twirla and peak market share. In both of these studies, ObGyns and NPs indicated their allocation of contraceptive prescriptions before and after reviewing a product profile like Twirla. In the first study, ObGyns estimated use of a product like Twirla in 17% of their CHC patients and in the second study, ObGyns and NPs estimated use of a product like Twirla in 18% of their contraceptive patients. A proprietary calibration model developed by Kantar Health was applied to the peak share estimate, to adjust for physician overstatement, resulting in an estimated peak market share of 9% of the CHC market. We believe a peak CHC market share of 9% can be achieved with Twirla within seven years of launch, allowing us time to establish a presence in the CHC market and to overcome any perceptions or barriers among prescribers due to the past history of Evra.

Topline Summary of Our Consumer Market Research:

  •
  The most important benefit to consumers is the ability for Twirla to "make their life easier" and "take birth control off their minds."

  •
  All women are "busy" and most women admit to missing at least one or more birth control pills every month.

  •
  There is little to no awareness of Evra among consumers, and no pre-existing safety hangover to overcome.

  •
  The fact that Twirla may minimize the 'black ring' effect is important.

  •
  Among women who are currently considering starting prescription contraception, nearly half would be interested in using Twirla, and over 90% of those interested said they would discuss Twirla with their doctor.

Topline Summary of Our Managed Care Market Research:

  •
  Contraceptives are not among the top categories affecting health plan budgets. New contraceptives will likely be subject to 'hands off' management by payors.

  •
  Prior to formulary review, most commercial plans will add Twirla, if approved, to their system and reimburse the product as a non-preferred agent.

  •
  Contracting is a critical driver to gain preferred formulary placement.

        The managed care research summarized above was conducted prior to the implementation of the contraceptive mandate in the ACA. We have reviewed the latest policies released in 2014 for several major managed care plans and these reveal that the various plans have interpreted the requirement for coverage of contraceptives under the ACA differently. Some plans have designated that all contraceptives containing the same progestin are equivalent, and therefore only cover a select few products containing each progestin, usually the least expensive generics, with no co-pay. Other plans have defined contraceptive methods into categories such as "hormonal", "emergency contraception", and "barrier methods", and they cover just one product for each method with no co-pay. Generally, it appears that most plans are only offering generic oral contraceptives at a zero co-pay and that branded or non-oral CHC products are often available only with cost-sharing by the patient, usually in the form of a Tier 3 co-pay, or at no cost with prior authorization from the prescriber. IUDs and implants can usually be obtained at no cost to the patient only if they are purchased by the physician, rather than by the patient at a pharmacy.

Competition

        The industry for contraceptive products is characterized by intense competition and strong promotion of proprietary products. While we believe that our Skinfusion technology provides us with a competitive advantage, we face potential competition from many different sources, including large pharmaceutical companies, specialty pharmaceutical and generic drug companies, and medical device companies. Any product candidates that we successfully develop and commercialize will compete with existing products and new products that may become available in the future.

        We face competition from a variety of non-permanent birth control products. There are barrier methods, such as the contraceptive sponge, diaphragm, cervical cap or shield and condoms. Then, there are hormonal methods, which is the category for our product candidates, such as oral contraceptives, injections, implants, IUDs and vaginal ring and transdermal contraceptive products.

        The following table compares the effectiveness of birth control methods. We adapted the table from the World Health Organization, 2011 Family Planning Wall Chart.

        Although there are over 180 CHC products, including branded and generics, available on the market today, approximately 50% of the total market sales, or $2.1 billion in 2014, consisted of sales of just eight branded products. Our potential competitors include large, well-established pharmaceutical companies, and specialty pharmaceutical sales and marketing companies. The product with the highest dollar sales in the CHC market for the 12 months ending December 2014 was Nuvaring®, marketed by Merck, the only contraceptive vaginal ring available on the market, with over $650 million in sales for 2014. The Loestrin® franchise, marketed by Allergan (formerly known as Actavis), consisting of two oral contraceptives, Minastrin® 24 and LoLoestrin®, also totaled over $550 million in sales in 2014. Other competing products include: Gianvi® and Quartette®, marketed by Teva, Beyaz® and Yaz®, which totaled over $160 million in sales in 2014, and Mirena®, marketed by Bayer, Generess®, which had over $110 million in sales in 2014, marketed by Allergan, and Alesse®, marketed by Pfizer. Additionally, several generics manufacturers currently market and continue to introduce new generic contraceptives, including Sandoz, Glenmark, Lupin, Amneal and Mylan. Ortho Tri-Cyclen® Lo, also an oral contraceptive, had $480 million in sales in 2014, in spite of no promotion by Johnson & Johnson. Ortho Evra® achieved $150 million in sales in 2013, but faced competition from a generic version introduced in April 2014 by Mylan called Xulane ®. Xulane captured $77 million in sales in 2014, but the total combined patch sales of Evra plus Xulane were $153 million. Based on the market experience of other non-oral dosage forms, including the Evra product, we believe there is a continuing demand for an innovative transdermal contraceptive patch that can provide convenience in a low-dose transdermal format.

        There are other contraceptive products in development that, if approved, will compete with Twirla and our other product candidates. Companies that have new contraceptive products in various stages of development include Bayer's contraceptive patch and an oral contraceptive, each in Phase 3 development and Teva's oral contraceptive in Phase 3 development. Allergan has a vaginal ring which is a generic equivalent to Nuvaring and an IUD that is similar to Mirena awaiting approval, a P-only patch for which they received a CRL from the FDA, and an oral contraceptive and an additional vaginal ring in Phase 2 development. However, in the past few years, some of the large pharmaceutical companies such as Johnson & Johnson and Pfizer have dissolved their women's health specialty marketing and sales teams, and Bayer has shifted their focus away from their CHC products to their IUD franchise.

        We are aware of only one other CHC transdermal patch in development. This patch is being developed by Bayer, and contains the active ingredients EE and gestodene, a third generation progestin. Bayer has stated that their gestodene patch is small, round, and transparent, and delivers a daily EE dose comparable to a 20 microgram EE oral contraceptive. Phase 3 studies of the Bayer gestodene patch began in 2004, and they completed a Phase 3 efficacy trial in the United States in December 2010. Bayer also completed Phase 3 efficacy trials in the European Union, or E.U., and Latin America in September 2011, submitted a marketing application to the E.U. in September 2012, and received approval to market the gestodene patch in the E.U. in February 2014. At the time of the E.U. submission, Bayer reported that they were in talks with the FDA regarding a U.S. submission, but there has been no further public information regarding a U.S. submission or approval, and the most recent Bayer pipeline information does not list the gestodene patch.

        To date, there are no contraceptives containing gestodene available in the United States. We are aware that Wyeth was developing oral contraceptives containing gestodene in the late 1980s, with an NDA filed for an oral contraceptive containing gestodene and EE in 1988, and Wyeth planned filing an NDA for a second oral contraceptive containing gestodene in 1991. These products were never approved, and in a Wyeth pipeline report from 1996, there was no mention of any gestodene-containing product candidates among its contraceptives in development. Although not available in the United States, gestodene has been widely used outside the United States for a number of years. As with other third generation progestins, epidemiologic studies have reported a two-fold increase in risk of VTE with contraceptives containing gestodene compared to those containing LNG. We believe that if Bayer were to obtain FDA approval for the gestodene patch, the approved labeling may contain the same language that products containing third generation progestins have, which states that these contraceptives have a two-fold increase in risk of VTE as compared with contraceptives containing second generation progestins.

Manufacturing

        We do not own any manufacturing facilities. We currently rely, and expect to continue to rely, on a third party for the manufacture of our product candidates for clinical trials, as well as for commercial manufacture if any of our product candidates receive marketing approval. In 2006, we entered into an exclusive agreement with Corium International, Inc., or Corium, to develop Twirla using our Skinfusion technology, and also for AG890, which is a P-only contraceptive patch in Phase 1/2 of clinical development. Our Corium agreement is an exclusive arrangement until Corium has commercially produced a significant, agreed-upon quantity of patches, currently projected to occur no earlier than five years following commercial launch of Twirla. Pursuant to the terms of our agreement, Corium is required to use commercially reasonable efforts to maintain sufficient manufacturing capabilities to supply the quantities of Twirla required for its initial commercial launch and commercial sales thereafter. We believe that our current manufacturing capacity at Corium should be able to meet all of the current Phase 3 clinical trial (the SECURE study) needs. Corium needs to conduct the equipment and facility validation and expansion of its manufacturing capabilities in order to be capable of supplying projected commercial quantities of Twirla, if approved. We expect the validation and expansion to be completed in coordination with our planned commercialization activities. Corium is responsible for all aspects of Twirla manufacturing.

Strategic Agreements

Agreement with Corium

        Pursuant to our manufacturing agreement, Corium's exclusive right to manufacture Twirla and AG890 extends until Corium has commercially produced a significant, agreed-upon quantity of patches, currently projected to occur no earlier than five years following commercial launch of Twirla, at which point the agreement will expire. Under the terms of our agreement, we will pay Corium a defined price per finished patch, whether used for samples or commercial sale. We will owe no royalties to Corium in connection with the production of finished patches. The contract may be terminated by either party for the other party's uncured material breach. Following the end of the exclusivity period, if we were to seek a second source of supply, we would be required to obtain FDA approval through an NDA supplement for an additional manufacturing sites. The process of acquiring a second source of supply and obtaining FDA approval generally takes two years or more, and would require us to make substantial investments in new facilities and equipment.

        Under our agreement, Corium has performed process development and manufacturing of Twirla for each of our clinical trials. For the development work performed, we paid Corium for time and materials related to the achievement of certain development goals. To date, we have made approximately $1.7 million of milestone payments to Corium, all of which were paid between the years 2006 and 2009. Corium is not eligible for any milestone payments in the future. During 2012, we paid Corium an aggregate of $3.5 million towards leasehold improvements incurred by Corium to its facilities to provide for adequate manufacturing space for our product candidates.

        In order to accommodate our anticipated commercial launch of Twirla, if approved, Corium has completed a substantial build-out of its facilities in Grand Rapids, Michigan, and it has installed over $10.0 million of equipment we purchased. This additional equipment and these facilities may require FDA pre-notification, pre-approval or inspection; however, we believe we can accomplish this expansion through an Annual Report filing to the Twirla NDA.

Reimbursement

        Managed care plans have traditionally used differential co-pays to attempt to drive patients to use either generic products or products for which they have a contract with the manufacturer. Typically, a managed care plan's formulary is organized into between three and six tiers. Each tier is then associated with a set range of co-pay amounts, with products in the lower tiers having a lower co-pay. Many plans encourage patients to obtain their branded contraceptives through mail-order, incentivizing them with a 90-day co-pay that may be less on a per-month basis than that for a 30-day supply. Contraceptive brands are generally placed on Tier 2 only if there is a contract with the plan, although there are a few plans that place several branded products on Tier 2.

        Managed care plans have individually interpreted the requirement for coverage of contraceptives under the ACA. Some plans have designated that all contraceptives containing the same progestin are equivalent, and therefore only cover a select few products containing each progestin, usually the least expensive generics, with no co-pay. Other plans have defined contraceptive methods into categories such as "hormonal", "emergency contraception", and "barrier methods", and they cover just one product for each method with no co-pay. Generally, it appears that most plans are only offering generic oral contraceptives at a zero co-pay and that branded or non-oral CHC products are often available only with cost-sharing to the patient, usually in the form of a Tier 3 co-pay, or at no cost with prior authorization from the prescriber. IUDs and implants can usually be obtained at no cost to the patient only if they are purchased by the physician, rather than by the patient at a pharmacy.

Government Regulation

        Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

FDA Regulation

        In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA's refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold or termination, issuance of Warning, Untitled, or Cyber Letters, requests for product recalls, product seizures or detention, total or partial suspension or restriction of production, marketing or distribution, injunctions, fines, debarment, refusal to allow the import or export of product, adverse publicity, modification of promotional materials or labeling, refusals of government contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, imprisonment, consent decrees and corporate integrity agreements, or civil or criminal penalties.

        The process required by the FDA before a drug may be marketed in the United States generally involves the following:

  •
  Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA's Good Laboratory Practice, or GLP, regulations;

  •
  Submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may begin;

  •
  Approval by an independent Institutional Review Board, or IRB, for each clinical site before each trial may be initiated;

  •
  Performance of human clinical trials, including adequate and well- controlled clinical trials, in accordance with cGCPs to establish the safety and efficacy of the proposed drug product for each indication;

  •
  Submission to the FDA of an NDA;

  •
  Satisfactory completion of an FDA advisory committee review, if applicable;

  •
  Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity, as well as the potential for completion of an FDA inspection of selected clinical sites to determine cGCP compliance; and

  •
  FDA review and approval of the NDA.

Preclinical Studies and IND Submission

        Preclinical studies include laboratory evaluation of drug substance chemistry, pharmacology, toxicity and drug product formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND, unless the sponsor is relying on prior FDA findings of safety or efficacy of the drug product, in which case, some of the above information may be omitted. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

        Clinical trials involve the administration of an investigational new drug to human subjects under the supervision of qualified investigators in accordance with cGCP requirements, which includes the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial, and the review and approval of the study by an IRB. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated and a statistical analysis plan. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB for each clinical trial site participating in the clinical trial must review and approve the plan for any clinical trial before it commences, and the IRB must continue to oversee the clinical trial while it is being conducted, including any changes. Information about certain clinical trials, including a description of the study and study results, must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website.

        Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or subjects with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In Phase 2, the drug typically is administered through controlled studies to a limited subject population with the target disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the drug for specific targeted diseases and to determine dosage tolerance and optimal dosage. In Phase 3, the drug is administered to an expanded subject population, generally at geographically dispersed clinical trial sites, in two adequate and well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product candidate for approval, to establish the overall risk-benefit profile of the product candidate and to provide adequate information for the labeling of the product candidate. In the case of a 505(b)(2) NDA, which is a marketing application in which sponsors may rely on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, some of the above-described studies and preclinical studies may not be required or may be abbreviated. Bridging studies may be needed, however, to demonstrate the applicability of the studies that were previously conducted by other sponsors to the drug that is the subject of the marketing application.

        The manufacture of investigational drugs for the conduct of human clinical trials is subject to cGMP requirements. Investigational drugs and active pharmaceutical ingredients imported into the United States are also subject to regulation by the FDA relating to their labeling and distribution.

Further, the export of investigational drug products outside of the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDCA.

        Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events occur. Information about certain clinical trials, including a description of the study and study results, must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website. Marketing application applicants must also report certain investigator financial interests to FDA.

        Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to subjects. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of trial subjects, potential trial subjects, and the continuing validity and scientific merit of the clinical trial. We may also suspend or terminate a clinical trial based on evolving business objectives or competitive climate.

U.S. Marketing Approval

        Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. These user fees must be filed at the time of the first submission of the application, even if the application is being submitted on a rolling basis. A user fee for the Twirla contraceptive patch was submitted with the original NDA. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review of an application. The FDA's standard review goal is to act on 90% of all Non-New Molecular Entity applications within ten months of FDA receipt of the application. This time period may be extended by FDA should an applicant submit new information to the agency during the course of FDA's review of the marketing application. The time period is also only a goal and may not be met by FDA. We expect that our products, if and when approved, will be subject to a standard review goal.

        In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen or route of administration must contain data that are adequate to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. We believe that we may be able to obtain a waiver from the conduct of a PREA study as, historically, waivers have been granted for other contraceptive applicants.

        The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held, as well as the manufacturing processes and controls, meet standards designed to ensure the product's continued safety, quality and purity.

        The FDA may refer a marketing application to an external advisory committee for questions pertaining to issues such as clinical trial design, safety and efficacy, and public health questions. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it typically follows such recommendations and considers such recommendations carefully when making decisions.

        Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications by the manufacturer and all of its subcontractors and contract manufacturers. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with cGCP. Also, as part of its regulatory review, the FDA verifies the data contained in the NDA.

        The testing and approval process for an NDA requires substantial time, effort and financial resources, and may take several years to complete. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval of an NDA on a timely basis, or at all.

        After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a CRL. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing, or other information in order for the FDA to reconsider the application. We received a CRL for Twirla. We expect the FDA's CRL review timeline for Twirla to be approximately six months after submission of our response to the existing CRL. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA's satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

        Even if the FDA approves a product candidate, it may limit the approved indications for use of the product candidate and require that contraindications, warnings or precautions be included in the product labeling, including a black box warning. The FDA also may not approve the inclusion of labeling claims necessary for successful marketing. Moreover, the FDA may require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug's safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms. For example, the FDA may require a risk evaluation and mitigation strategy, or REMS, as a condition of approval or following approval to mitigate any identified or suspected serious risks and ensure safe use of the drug. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. A REMS could materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements, FDA notification, and FDA review and approval. Further, should new safety information arise, additional testing, product labeling or FDA notification may be required.

Hatch-Waxman Act

        Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA's prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed "abbreviated" because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject's bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant's drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.

        Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired.

        If the ANDA or 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must send notice of the Paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the paragraph IV certification, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant's favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor's decision to initiate patent litigation.

        The Hatch-Waxman Act establishes periods of regulatory exclusivity for certain approved drug products, during which the FDA cannot approve (or in some cases accept) an ANDA or 505(b)(2) application that relies on the branded reference drug. For example, the holder of an NDA, including a 505(b)(2) NDA, may obtain five years of exclusivity upon approval of a new drug containing new chemical entities, or NCEs, that have not been previously approved by the FDA. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

        The Hatch-Waxman Act also provides three years of marketing exclusivity to the holder of an NDA (including a 505(b)(2) NDA) for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. This three-year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDAs for the condition of the new drug's approval. As a general matter, the three year exclusivity does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

        Our NDA for Twirla was submitted under Section 505(b)(2), and we expect that some of our other drug candidates will utilize the Section 505(b)(2) regulatory pathway. Even though several of our drug products utilize active drug ingredients that are commercially marketed in the United States in other dosage forms, we need to establish safety and efficacy of those active ingredients in the formulation and dosage forms that we are developing. All approved products, both innovator and generic, are listed in the FDA's Orange Book.

U.S. Post-Approval Requirements

        Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to manufacturing recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, reporting of adverse experiences with the product and drug shortages, and compliance with any post-approval requirements imposed as a condition of approval, such as Phase 4 clinical trials, REMS and surveillance to assess safety and efficacy after commercialization. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any approved products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data other than bioavailability or bioequivalence studies. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, list drugs manufactured at their facilities with the FDA, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with cGMP and other requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented, or FDA notification. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

        Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.

        Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

  •
  Restrictions on the marketing, distribution or manufacturing of the product, complete withdrawal of the product from the market or requests for product recalls;

  •
  Fines, or Untitled, Cyber or Warning Letters or holds on or termination of post-approval clinical trials;

  •
  Refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

  •
  Product seizure or detention, or refusal to permit the import or export of products;

  •
  Injunctions or the imposition of civil or criminal penalties including disgorgement, restitution, fines and imprisonment;

  •
  Consent decrees, corporate integrity agreements or exclusion from federal healthcare programs;

  •
  Debarment;

  •
  Mandated modification of promotional materials and labeling and the issuance of corrective information; or

  •
  The FDA or other regulatory authorities may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product.

        The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies are prohibited from marketing or promoting their drug products for uses outside the approved label, a practice known as off-label promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, debarment and refusal of government contracts.

        In addition, the distribution of prescription pharmaceutical products, including samples, is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

        Moreover, the recently enacted Drug Quality and Security Act imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this new legislation, manufactures will have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

U.S. Fraud and Abuse, Data Privacy and Security and Transparency Laws and Regulations

        In addition to FDA restrictions on marketing of pharmaceutical products, federal and state fraud and abuse laws restrict business practices in the biopharmaceutical industry. These laws include, among other things, anti-kickback, physician payment transparency and false claims laws and regulations as well as data privacy and security laws and regulations.

        The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term "remuneration" has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances.

        Additionally, the intent standard under the Anti-Kickback Statute and criminal healthcare fraud statutes was also amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

        The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes "any request or demand" for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper promotion of off-label uses not expressly approved by the FDA in a drug's label, and allegations as to misrepresentations with respect to the services rendered. Additionally, the civil monetary penalties statute, which, among other things, imposes fines against any person who is determined to have presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, that apply regardless of the payor.

        In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes security standards and certain privacy standards directly applicable to business associates. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, state laws may govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

        Additionally, federal physician payment transparency laws, including the federal Physician Payment Sunshine Act created under Section 6002 of the ACA and its implementing regulations, require that manufacturers of drugs for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program, with certain exceptions, report annually to the government information related to payments or other "transfers of value" made or distributed to physicians, which is defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors, generally, with some exceptions, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals. Additionally, applicable manufacturers and group purchasing organizations are required to report annually to the government certain ownership and investment interests held by physicians and their immediate family members. , Manufacturers must submit reports by the 90th day of each calendar year. Disclosure of such information is made on a publicly available website.

        There are also an increasing number of analogous state laws that require manufacturers to file reports with states on pricing and marketing information, and to track and report gifts, compensation, other remuneration and items of value provided to healthcare professionals and healthcare entities. Many of these laws contain ambiguities as to what is required in order to comply with such laws. For example, several states have enacted legislation requiring pharmaceutical companies to, among other things, establish and implement commercial compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, or register their sales representatives. Certain state laws also regulate manufacturers' use of prescriber-identifiable data. These laws may affect our future sales, marketing and other promotional activities by imposing administrative and compliance burdens. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions once we commercialize could be subject to the penalty provisions of the pertinent state and federal authorities.

        If our operations are found to be in violation of any of the laws or regulations described above or any other laws that apply to us, we may be subject to a variety of penalties, depending upon the law found to have been violated, potentially including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, corporate integrity agreements, refusal of government contracts, contract debarment and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Coverage and Reimbursement Generally

        The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors provide coverage for and establish adequate coverage of and reimbursement levels for our product candidates. Government authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of our product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance organizations, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers and other third-party payors.

        Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products, including pharmaceuticals. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. Moreover, a payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development for a product candidate. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our product candidates or exclusion of our product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.

Healthcare Reform

        Legislative proposals to reform healthcare or reduce costs under government healthcare programs may result in lower reimbursement for our product candidates or exclusion of our product candidates from coverage. There have been a number of legislative and regulatory changes to the healthcare system that could affect our ability to profitably sell our product candidates, if approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, expanded Medicare coverage for outpatient drug purchases by those covered by Medicare under a new Part D and authorized Medicare Part D prescription drug plans to use formularies whereby they can limit the number of drugs that will be covered in any therapeutic class. As a result of the MMA and the expansion of federal coverage of drug products, there is additional pressure to contain and reduce costs. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in Medicare payments may result in a similar reduction in payments from non-governmental payors.

        In March 2010, the ACA was enacted, which included provisions that have the potential to substantially change healthcare financing by both governmental and private insurers. The ACA, among other things, revised the methodology by which rebates owed by manufacturers to the Medicaid program for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government's comparative effectiveness research. We cannot predict the full impact of the ACA on our business. Although the ACA may negatively increase manufacturers' rebate obligations under the Medicaid Drug Rebate Program, the ACA also extended coverage to millions of previously uninsured people, which may result in an increase in the demand for our product candidates.

        The ACA provisions on comparative clinical effectiveness research extended the initiatives of the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, which provided $1.1 billion in funding to study the comparative effectiveness of healthcare treatments. This funding was designated for, among other things, conducting, supporting or synthesizing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The ACA also appropriated additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of healthcare, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies.

        It is possible that comparative effectiveness research demonstrating benefits in a competitor's product could adversely affect the sales of our product candidates. If third-party payors do not consider our product candidates to be cost-effective compared to other available therapies, they may not cover our product candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our product candidates on a profitable basis.

        In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for our product candidates if they are approved.

The Foreign Corrupt Practices Act

        The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight and debarment from government contracts.

Foreign Regulation

        In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. For example, in the European Union, we must obtain authorization of a clinical trial application, or CTA, in each member state in which we intend to conduct a clinical trial. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Research and Development

        Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $13.4 million, $9.2 million, and $17.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. We plan to increase our research and development expenses for the foreseeable future as we continue our ongoing Phase 3 clinical trial for Twirla and subsequently advance the development of our other product candidates.

Intellectual Property

        We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover our Skinfusion technology, its methods of use, related technologies and other inventions that are important to our business. As more fully described below, our patents and patent applications are directed to our Skinfusion technology or aspects thereof including certain transdermal delivery systems having an active adhesive matrix and methods of using such transdermal delivery systems for controlling fertility. We also rely on manufacturing trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

        Our success will depend significantly on our ability to obtain new patents and maintain existing patents and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable patents and other proprietary rights of third parties.

        A third party may hold intellectual property, including patent rights, which are important or necessary to the development of our product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If we were not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

        We plan to continue to expand our intellectual property estate by filing patent applications directed to novel and nonobvious transdermal contraceptive products. The active pharmaceutical ingredients, or API, in our product candidates are generic and therefore our patents do not include claims directed solely to the API. We anticipate seeking additional patent protection in the United States and internationally for additional transdermal delivery systems and their methods of use.

        The patent positions of pharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and the patent's scope can be modified after issuance. Consequently, we do not know whether any of our product candidates will remain protected by enforceable and valid patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

        Because patent applications in the United States and certain other jurisdictions generally are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of our entitlement to patent rights in the inventions covered in our issued patents and pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, USPTO, to determine priority of invention, or in post-grant challenge proceedings in the USPTO or foreign patent offices such as oppositions, reexamination, inter-partes review, post grant review, or a derivation proceeding, that challenge our entitlement to an invention or the patentability of one or more claims in our patent applications or issued patents. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

        More specifically, Twirla is a transdermal contraceptive hormone delivery system. The system is a patch for application to the skin and contains two API, the hormones levonorgestrel, or LNG, which is a synthetic progestin, and ethinyl estradiol, a synthetic estrogen. The API are formulated with a combination of skin penetration enhancers, which promote penetration through the dermis and into the bloodstream, such that effective blood levels of the active agents are achieved to suppress ovulation and thereby prevent pregnancy. One of our other product candidates, AG890, is similar to Twirla, except that it contains only a single API, LNG.

        In both our Twirla product candidate line and in AG890, the active adhesive system consists of the active ingredients in a polyacrylate adhesive polymer matrix comprising the permeation enhancers dimethylsulfoxide, ethyl lactate, capric acid and lauryl lactate. The active blend is coated onto a release liner, and a backing layer is added on top of the active blend. The peripheral adhesive system, also called the overlay, comprising three layers is added onto the backing layer. The overlay comprises a polyisobutylene adhesive layer, an acrylic adhesive layer, and an overlay covering. The overlay covering is a commercially available silk-like polyester fabric. The adhesive components of the overlay, in addition to their adhesive function, create an in situ seal with the disposable release liner, trapping evaporable solvents in the active blend, thereby extending the usable shelf life of the product candidate and contributing to the comfort and effectiveness of the transdermal system during use. Prior to use of any of our product candidates, the release liner is removed by the user and discarded. The patch is then applied to the skin.

        Seven U.S. patents, issuing from three patent families, have been or are being submitted to the FDA for listing in the Orange Book upon approval of Twirla. These patents include claims directed to transdermal delivery systems having an active adhesive matrix and claims directed to methods of controlling fertility by applying such transdermal delivery systems, and in all cases including a skin permeation enhancer. One of our seven issued U.S. patents will expire November 22, 2020. Four will expire March 14, 2021. A fifth patent will expire July 10, 2028. The sixth will expire August 26, 2028.

        U.S. Patent No. 7,045,145 is directed to the wet formulation of the transdermal delivery system used in Twirla, prior to drying, and expires in March 2021; product-by-process claims cover patches manufactured by drying wet formulations of the active adhesive matrix. U.S. Patent No. 7,384,650, U.S. Patent No. 8,221,784, and U.S. Patent No. 8,221,785 are all directed to the dry final product formulation of the transdermal delivery system used in Twirla, and expires in March 2021. U.S. Patent No. 8,221,784 covers both Twirla and AG890. Foreign counterparts to these patents have been granted in Australia, Canada, China, Europe, India, Indonesia, Israel, Japan, Korea, Mexico, New Zealand, Norway, the Philippines, South Africa and Taiwan and are pending in other countries. U.S. Patent No. 8,883,196 is directed to a method of controlling fertility by applying Twirla or AG890 once each week for three weeks followed by a one week rest interval and expires November 22, 2020.

        U.S. Patent Nos. 8,246,978 and 8,747,888 are directed to structural features of the transdermal delivery system used in Twirla and AG890 patch design for transdermal delivery of hormones or of other drugs. As such, these patents protect a platform technology for delivery of LNG, EE, other hormones, and other drugs. These patents expire in August 2028 and July 2028, respectively. Foreign counterparts are issued in New Zealand and are pending elsewhere.

        In addition, we own 53 issued patents in jurisdictions other than the United States, including patents in New Zealand, Australia, Canada, Austria, Belgium, Cyprus, Denmark, Finland, Germany, Greece, Ireland, Italy, Luxembourg, Monaco, the Netherlands, Portugal, Spain, Sweden, Switzerland, Turkey, Indonesia, Israel, India, Japan, South Korea, Mexico, Norway, the Philippines, Taiwan and

South Africa. These issued foreign patents include claims directed to transdermal delivery systems having an active adhesive matrix and claims directed to methods of controlling fertility by applying such transdermal delivery systems, and in all cases including a skin permeation enhancer. In addition, we have 55 pending patent applications in the United States and certain foreign jurisdictions for Twirla and AG890, and for unique patch dosage regimens intended to align with future label expansions and line extensions, such as AG200-ER and AG200-SP, including an anti-oxidant formulation and a desogestrel patch.

Regulatory Exclusivity

        Our NDA for Twirla was submitted under Section 505(b)(2) of the Food, Drug, and Cosmetic Act, or FDCA. Even though Twirla utilizes API that were previously approved in the United States, Twirla utilizes LNG in a new dosage form, specifically a transdermal patch, and we provided new clinical data essential to approval in our NDA to establish the safety and efficacy of Twirla. Therefore, if approved by the FDA, we expect to receive three years of U.S. marketing exclusivity for Twirla. The exclusivity will prohibit the FDA from approving ANDAs and 505(b)(2) NDAs for the conditions of the Twirla approval. We will consider whether we are going to pursue patent term restoration, however, we do not expect to receive patent term restoration because, as explained above, Twirla will not be the first approval of the API.

Employees

        As of December 31, 2014, we had 14 full time employees, including seven in research and development and seven in general and administrative roles. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

Corporate Information

        We were incorporated in Delaware in December 1997. Our offices are located at 101 Poor Farm Road, Princeton, New Jersey 08540, and our telephone number is (609) 683-1880.

Available Information

        Our corporate website address is www.agiletherapeutics.com. Information contained on or accessible through our website are not a part of this annual report on Form 10-K, and the inclusion of our website address in this annual report is an inactive textual reference only. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission, or SEC.

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700 million as of the prior March 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.    Risk Factors.

        Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K and in our other public filings in evaluating our business. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations. In these circumstances, the market price of our common stock would likely decline.

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

        We have previously conducted two Phase 3 clinical trials for Twirla, and we filed a new drug application, or NDA, with the FDA for Twirla in April 2012. The FDA issued a Complete Response Letter, or CRL, in February 2013, identifying certain issues, including a request for additional clinical data, quality information and chemistry, manufacturing and controls information, which must be addressed before approval can be granted. Accordingly, we are gathering the requested information and are conducting an additional Phase 3 clinical trial for Twirla®, which commenced enrollment during the third quarter of 2014. The FDA may also re-inspect our manufacturing partner's facilities before approval can be granted. Although we met with the FDA in October 2013 to discuss our new Phase 3 clinical trial and have received substantial written comments from the FDA in subsequent interactions, we have not sought and have not obtained agreement with the FDA on a special protocol assessment regarding the new Phase 3 trial. We cannot predict whether our ongoing Phase 3 clinical trial or any future trials we may conduct will be successful or whether regulators will agree with our conclusions regarding the results of these trials or any clinical trials we have conducted to date, including whether our data are reliable and generalizable.

        Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In the United States, it is necessary to submit an NDA to obtain FDA approval. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate's safety and efficacy for each desired indication, although we may partially rely on published scientific literature or the FDA's prior approval of similar products. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA may further inspect our manufacturing facilities to ensure that the facilities can manufacture our product candidates and our products, if and when approved, in compliance with the applicable regulatory requirements, as well as inspect our clinical trial sites to ensure that our studies are properly conducted. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. Upon submission of an NDA, the FDA must make an initial determination that the application is sufficiently complete to accept the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA, or ultimately be approved. If the application is not accepted for review or approval, the FDA may require that we conduct additional clinical or preclinical trials, or take other actions before it will reconsider our application. If the FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider any additional information to be complete or sufficient to support approval.

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

        Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, adverse events may occur or other risks may be discovered in our ongoing Phase 3 clinical trial for Twirla that would cause us to suspend or terminate the clinical trial. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in or adherence to trial protocols, differences in size and type of the subject populations and the rates of dropout among clinical trial subjects. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for our product candidates. For example, we received a CRL from the FDA with respect to an NDA previously filed for Twirla, in which the FDA requested, among other items, additional Phase 3 clinical data to support the application. While our ongoing Phase 3 clinical trial was designed and is being implemented in a manner to address the FDA's comments and guidance, it is possible that the trial may not be successful or the FDA could conclude the data are not reliable or generalizable. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trials may not be successful.

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

        We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to subjects. Furthermore, regulatory agencies, Institutional Review Boards, or IRBs, or data safety monitoring boards, if utilized in our clinical trials, may at any time order the temporary or permanent discontinuation of our clinical trials or request that we cease using certain investigators in the clinical trials if such regulatory agencies or boards believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to subjects. Since our inception, we have not voluntarily or involuntarily suspended or terminated a clinical trial due to unacceptable safety risks to subjects.

        If the results of the clinical trials for our current product candidates or clinical trials for any future product candidates do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. For example, in the CRL that we received from the FDA in connection with the NDA previously filed for Twirla, one of the FDA's comments was that acceptable evidence of efficacy was not demonstrated, as measured by Pearl Index, or PI. Specifically, in our two completed Phase 3 trials, the PI was higher than that seen in registration trials for previously approved hormonal contraceptives. Most experts seem to agree that inconsistent or incorrect use is a major contributor to the increased PI seen in more recent contraceptive trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer-term trials, or have failed to obtain regulatory approval of their product candidates. Many compounds that initially showed promise in clinical trials or earlier preclinical studies have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. Our ongoing Phase 3 trial for our primary product candidate, Twirla, may not produce the results that we expect, or the FDA may interpret the data differently than we do.

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

  •
  The number of subjects required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate. For instance, we experienced a high withdrawal rate in our two completed Phase 3 clinical trials for Twirla and to date, have experienced slower than anticipated enrollment in our current Phase 3 trial;

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

  •
  We may not be able to demonstrate that a product candidate's clinical and other benefits outweigh its safety risks;

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

        We are currently conducting a Phase 3 clinical trial for Twirla and we expect to conduct additional clinical trials in the future our other product candidates. Subject enrollment, which is a significant factor in the timing of clinical trials, is affected by a variety of factors, including the following:

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

  •
  Subjects' ability to comply with the specific instructions related to the trial protocol, proper documentation and use of the drug product. For instance, in our completed Phase 3 clinical trials, there was a high rate of subject noncompliance;

  •
  Inability to obtain or maintain subject informed consents;

  •
  Risk that enrolled subjects will drop out before completion;

  •
  Subject's relationship with her partner; and

  •
  Other events that may occur and are beyond our control.

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

        We may be unable to initiate or complete development of our product candidates on schedule, if at all. The timing for the completion of the studies for our product candidates other than Twirla will require funding beyond the proceeds of our initial public offering. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of Twirla, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our product candidates. Additional delays may result if the FDA, an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. Studies required to demonstrate the safety and efficacy of our product candidates are time consuming, expensive and together take several years or more to complete. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate's clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Delays in regulatory approvals or rejections of applications for regulatory approval in the United States, Europe, Japan or other markets may result from many factors, including:

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

  •
  We may have insufficient funds to pay the significant user fees required by the FDA upon the filing of any future NDAs; and

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

  •
  Regulatory authorities may impose additional restrictions on marketing and distribution of the product; and

  •
  Our reputation may suffer.

        Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing such product, which in turn could delay or prevent us from generating significant revenues from its sale.

Our development and commercialization strategy for Twirla depends, in part, on published scientific literature and the FDA's prior findings regarding the safety and efficacy of approved products containing Ethinyl Estradiol and Levonorgestrel based on data not developed by us, but upon which the FDA may rely in reviewing our NDA.

        The Hatch-Waxman Act added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA's previous findings of safety and efficacy for an approved product. The FDA may also require companies to perform additional clinical trials or measurements to support any deviation from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the reference product's label, including a black box warning, or may require additional limitations, contraindications, warnings or precautions. We have submitted an NDA for Twirla under Section 505(b)(2) and as such the NDA relied, in part, on the FDA's previous findings of safety and efficacy from investigations for approved products containing ethinyl estradiol, or EE, and levonorgestrel, or LNG and published scientific literature for which we have not received a right of reference. We received a CRL in response to our Section 505(b)(2) NDA for Twirla, in which the FDA requested, among other things, that we conduct an additional Phase 3 clinical trial. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval for Twirla, the FDA may require us to perform additional clinical trials or measurements to support approval over and above the clinical trials that we have already completed and the additional clinical trial we are currently conducting. In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years some pharmaceutical companies and others have objected to the FDA's interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA's interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) NDAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of our product candidates, including Twirla.

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

        We have incurred losses in each year since our inception in December 1997. Our net losses attributable to common stockholders were $16.1 million, $14.3 million and $23.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $134.4 million.

        Specialty pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur expenses without corresponding revenues until we are able to obtain regulatory approval and subsequently sell Twirla in significant quantities, which may not happen. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We expect to incur increased expenses as we conduct our additional Phase 3 clinical trial for Twirla, respond to the CRL and supplement our NDA with the results of the trial, complete the qualification and validation of our commercial manufacturing process, advance our other product candidates and expand our research and development programs. To date, we have financed our operations primarily through sales of common stock, convertible preferred stock and convertible promissory notes and to a lesser extent, through term loans and government grants. Our product candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue.

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

If we fail to obtain the capital necessary to fund our operations, we may be unable to obtain regulatory approval of or commercialize Twirla in the United States and we could be forced to share our rights to commercialize Twirla with third parties on terms that may not be favorable to us.

        We need large amounts of capital to support our development and commercialization efforts for Twirla. If we are unable to secure sufficient capital to fund our operations, we will not be able to continue these efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to Twirla with third parties in ways that we currently do not intend or on terms that may not be favorable to us. Our cash and cash equivalents were $40.2 million as of December 31, 2014. In January 2015, we completed a private placement where we raised approximately $19.3 million of net proceeds. In February 2015 we completed a debt refinancing which allowed us to repay our existing loan facility of approximately $15.5 million and also provides an additional tranche of $8.5 million subject to the achievement of certain clinical milestones. Based on our current operating plans, we believe that our cash and cash equivalents as of December 31, 2014, along with the net proceeds from our January 2015 private placement and the net proceeds and interest-only period associated with the first tranche of our debt facility completed in February 2015 will be sufficient to meet our anticipated operating needs through the end of 2016. We anticipate requiring additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or we encounter any unforeseen events that affect our current business plan.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

        As of December 31, 2014, we had $15.0 million of principal indebtedness outstanding under our loan and security agreement with Oxford Finance LLC, or Oxford. In February 2015, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, for a term loan of up to $25.0 million. A first tranche of $16.5 million was funded upon execution of the loan agreement, approximately $15.5 million of which was used to repay our term loan with Oxford. Under terms of the loan agreement, we may, but are not obligated to, draw an additional tranche of up to

$8.5 million prior to July 1, 2016, subject to the achievement of certain clinical milestones, which may be extended to December 31, 2016 under certain circumstances.

        The Hercules loan agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, change our line of business, liquidate or dissolve, enter into any change in control transaction, merge or consolidate with any other entity or acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness, incur certain types of liens on our property, including our intellectual property, pay any dividends or other distributions on our capital stock other than dividends payable solely in capital stock or redeem our capital stock. Our business may be adversely affected by these restrictions on our ability to operate our business.

        The Hercules term loan is secured by substantially all of our property other than our intellectual property. We are currently required to make interest-only payments through June 2016. The term loan currently bears interest at rate of 9.0% per annum and matures on December 1, 2018.

        Additionally, we may be required to repay the outstanding indebtedness under the term loan if an event of default occurs under the loan agreement. Under the Hercules loan agreement, an event of default will occur if, among other things, we fail to make payments under the loan agreement; we breach any of our covenants under the loan agreement, subject to specified cure periods with respect to certain breaches; Hercules determines in good faith that we are unable to satisfy our obligations under the loan agreement as they become due and that our principal investors do not intend to fund amounts necessary to satisfy such obligations; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit Hercules to accelerate the maturity of such indebtedness or that could have a material adverse effect on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes all of our property other than our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates.

        Our operations have consumed substantial amounts of cash since inception. From our inception to December 31, 2014, we have cumulative net cash flows used by operating activities of $121.3 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

        We believe that our existing cash and cash equivalents as of December 31, 2014, along with the net proceeds from our January 2015 private placement and the net proceeds and interest-only period associated with the first tranche of our debt facility completed in February 2015, will be sufficient to fund our projected operating requirements through the end of 2016. We expect that these funds will not be sufficient to enable us to complete all necessary development of our product candidates other than Twirla, complete validation of our commercial manufacturing process or commercially launch Twirla or our other current product candidates. Accordingly, we will be required to obtain further funding through other public or private offerings, debt financing, collaboration or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward- looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.

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

  •
  Limitations or warnings contained in our product's FDA approved labeling; and

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

        We are seeking approval for Twirla from the FDA for a contraception indication. Assuming successful completion of our additional Phase 3 trial in the third quarter of 2016, we plan to submit a complete response to the FDA that will include additional clinical trial results and manufacturing information to our NDA in the first half of 2017. Assuming a six-month review by the FDA, we could receive a decision by the end of 2017. We intend to launch Twirla as soon as possible following receipt of approval from the FDA, if granted. However, we cannot assure you that the FDA will approve Twirla or that the FDA's timeline for review will be within six months. Following our original submission of the NDA, we received a CRL from the FDA requesting, among other things, additional Phase 3 data. Assuming timely and successful completion of this additional Phase 3 study and other items such as timely and successful completion of validation of equipment for commercial manufacturing, and ultimate FDA approval, we expect to be ready for the commercialization by the end of 2017.

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

        To the extent that we rely on, or partner with, third parties to commercialize Twirla, if approved, or any other product candidate for which we obtain marketing approval in the future, we may receive less revenue than if we commercialized these products ourselves. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts. We, however, will remain responsible for the conduct of any contract sales force, which could expose us to legal and regulatory enforcement actions and liability. In the event that we are unable to partner with a third party marketing and sales organization, our ability to generate product revenues may be limited in the United States, internationally or both.

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

  •
  The proportion of the contraceptive market comprised of generic products continues to increase, making introduction of a branded contraceptive difficult and expensive;

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

  •
  Our ability to obtain and maintain sufficient third party coverage or reimbursement for Twirla from private health insurers, government healthcare programs (including Medicare, Medicaid and 340B Clinics) and other third party payors; and

  •
  The effectiveness of our or any future collaborators' sales and marketing strategies.

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

        Moreover, we may face additional generic or other drug product competition sooner than we anticipate for Twirla or our other product candidates, which would potentially limit their commercial success. We believe that we may be eligible for three years of FDA marketing exclusivity for Twirla and our other product candidates. The FDCA provides a period of three years of marketing exclusivity for an NDA, Section 505(b)(2) NDA or supplement to an existing NDA for a drug product that contains a previously approved active moiety, if new clinical investigations, other than bioavailability or bioequivalence studies, were conducted or sponsored by the applicant and are determined by the FDA to be essential to the approval of the application. This three year marketing exclusivity, however, does not protect drug products from all competition. For instance, it does not protect against the approval of a full NDA. It also would only protect against the approval of a product that contains the same conditions of approval as our product candidates. We may not receive the three year exclusivity for any of our product candidates, and, even if we do, it may not adequately protect us from competition. Competition that our product candidates may face from generic or similar versions of our product candidates could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates.

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

The proportion of the contraceptive market that is made up of generic products continues to increase, making introduction of a branded contraceptive difficult and expensive.

        The proportion of the U.S. market that is made up of generic products has been increasing over time. In 2005, generic contraceptive products held 47% of prescription volume and 34% of sales and, by 2011, those values had risen to 68% and 44%, respectively. As of December 2014, 78% of the prescription volume and 42% of sales of combined hormonal contraceptives, or CHCs, in the U.S. were generated by generic products. If this trend continues, it may be more difficult to introduce Twirla, if approved, as a branded contraceptive, at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to introduce Twirla in order to overcome the trend towards generics and to gain access to reimbursement by payors. If we are unable to introduce Twirla at a price that is commensurate with that of current branded contraceptive products, or we are unable to gain reimbursement from payors for Twirla, or if patients are unwilling to pay any price differential between Twirla and a generic contraceptive, our revenues will be limited. For example, in light of the introduction of the generic version of the Ortho Evra product by Mylan Inc. in April 2014, in order to be competitive and gain market share, we may increase the rebates available to commercial payors or we may provide incentives to consumers covered by non-governmental payors, such as coupons or rebates, in order to make up for the difference in the co-payment for Twirla and the generic patch product.

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

        There are other contraceptive product candidates in development that, if approved, would potentially compete with Twirla. Specifically, Bayer has a contraceptive patch approved in the European Union, or E.U., a patch and oral contraceptive, each in Phase 3 clinical development in the United States. Other companies that have new contraceptive product candidates in various stages of development include Teva (oral contraceptive in Phase 3), Merck (oral contraceptive in Phase 3), Actavis (vaginal ring and oral contraceptive in Phase 2) and Antares Pharma, Inc. (transdermal gel contraceptive in Phase 2).

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

        Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA's regulations, guidance or interpretations will change, or what the impact of such changes on the potential marketing approval of Twirla, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

        Of particular relevance to our business is the ACA requirement that all health plans, with limited exceptions, cover certain preventive services for women with no cost sharing, which means no deductible, no co-insurance and no co-payments by the patient. Contraceptive methods and counseling, including all FDA-approved contraceptive methods as prescribed, are included in the ACA mandate, and this has come to be known as the "contraceptive mandate." Under the ACA, payors are only required to cover one favored product within each contraceptive "method" without imposing any cost-sharing obligations on the patient. For example, the introduction of a generic contraceptive patch product with a price that will likely be lower than the price of Twirla makes it less clear that Twirla would have a preferred position, such as coverage without a co-insurance payment, under the ACA contraceptive mandate. Other products within the same method may also be covered, but payors are allowed to use reasonable medical management techniques, such as the application of cost-sharing obligations. An amendment was issued that provided an exemption to the contraceptive mandate for group health plans established or maintained by religious employers. However, the contraceptive mandate has remained controversial, with several legal challenges filed around the country, and the U.S. Supreme Court ruled in June 2014 that owners of certain private companies can object to the contraceptive mandate on religious grounds. Although it is too early to determine the full effect of the contraceptive mandate and other provisions of the ACA on our business, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

        In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or ATRA, which among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of our product candidates and reduce our profitability.

        Moreover, the recently enacted Drug Quality and Security Act imposes new obligations related to product tracking and tracing on manufacturers of pharmaceutical products. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding the drug products they produce to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers' drug products are appropriately licensed. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

        We rely on Corium International, Inc., or Corium, our third party manufacturer, to produce clinical supplies of Twirla and our other product candidates, and we plan to continue relying on them for commercial supplies and samples of our product candidates, if approved. We do not own or operate, and have no plans to establish, any manufacturing facilities for our product candidates. We lack the resources and the capabilities to manufacture Twirla or any of our product candidates on a clinical or commercial scale. The facilities used by Corium to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after submission of an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as Current Good Manufacturing Practices, or cGMPs, for manufacture of our product candidates and our products, if and when approved. If Corium or other contract manufacturers that we may use cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturer to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities that would also require FDA approval and which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Moreover, if our contract manufacturer cannot successfully manufacture materials that conform to our specifications and the strict regulatory requirements of the FDA or others, we may be subject to other regulatory enforcement action such as adverse inspectional findings, Warning Letters, Untitled Letters, recall requests, withdrawal of product or investigational approvals, clinical holds or termination, disgorgement, restitution, exclusion from federal healthcare programs product seizures and detention, consent decrees, corporate integrity agreements, criminal and civil penalties, including imprisonment, refusal to permit import or export of the product and injunction against or restriction of manufacture or distribution. If our contract manufacturer experiences issues in its manufacturing process or is unable to produce clinical supplies in adequate quantity and quality, our clinical trial could be delayed or our ability to receive regulatory approval of our product candidates could be negatively affected. Additionally, if there are changes to the manufacturing process for Twirla or to our formulation for Twirla that require a change in the manufacturing process, we could experience significant additional cost and our ability to receive regulatory approval could be delayed.

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

        In addition, in the event Twirla is approved and achieves significant market share, Corium may not possess adequate manufacturing capabilities to meet market demand for Twirla. If it becomes necessary to engage an additional third party manufacturer to produce Twirla, we may need to license certain manufacturing know-how from Corium, or our commercial supply will be limited while the new third party manufacturer develops the necessary know-how to manufacture Twirla and while we obtain regulatory approval for the addition of a new manufacturer.

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

We are dependent on numerous third parties in Corium's supply chain for the supply of our product candidates, and if Corium fails to maintain supply relationships with these third parties, develop new relationships with other third parties or suffers disruptions in supply, we may be unable to continue to develop our product candidates, or, assuming FDA approval, commercialize Twirla.

        We, through our manufacturing partner Corium, rely on a number of third parties for the supply of active ingredients and other raw materials for the clinical supply of our product candidates and, assuming FDA approval, commercialization of Twirla. Our ability to develop our product candidates depends, in part, on Corium's ability to successfully obtain the active pharmaceutical ingredients used in our product candidates, in accordance with regulatory requirements and in sufficient quantities for clinical testing and later commercialization. If Corium fails to develop and maintain supply relationships with these third parties, we may be unable to continue to develop our product candidates or commercialize any approved products in the future.

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

        If Corium's third party suppliers fail to deliver the required quantities of sub-components and starting materials, in accordance with all regulatory requirements, and on a timely basis and at commercially reasonable prices, and we and Corium are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and on a timely basis, the continued development of our product candidates, and assuming FDA approval, commercialization of Twirla, would be impeded, delayed, limited or prevented, which could harm our business, results of operations, financial condition and prospects.

If the manufacturing facilities of Corium are not maintained in a manner that is compliant with cGMP requirements, we may need to find alternative manufacturers and suppliers, which could result in supply interruptions of Twirla and our other product candidates, additional costs and lost revenues.

        Corium's facilities used for the manufacture of our product candidates must be maintained in a manner compliant with cGMP requirements, including obtaining favorable inspection reports. We do not control the manufacturing process and are dependent on Corium for compliance with the FDA's requirements for manufacture of Twirla and our other product candidates. If Corium cannot successfully manufacture material components and finished products that conform to our specifications and the FDA's strict regulatory requirements, they and we may be subject to regulatory action, including adverse inspectional findings, Warning Letters, Untitled Letters, product recall requests, withdrawal of product or investigational approvals, clinical holds or termination, disgorgement, restitution, exclusion from federal healthcare programs, detentions or seizures, refusal to allow the import or export of a product, injunction against or restriction of manufacture or distribution, consent decrees, corporate integrity agreements, criminal and civil penalties, including imprisonment, and Corium may not be able to maintain FDA approval for its manufacturing facilities or acceptance of its manufacturing data in regulatory filings. If Corium's facilities cannot maintain compliance with FDA requirements, we may need to find and successfully qualify alternative manufacturing facilities, which could result in supply interruptions of Twirla and our other product candidates and substantial additional costs as a result of such delays, including costs with respect to finding alternative manufacturing facilities, and lost revenues.

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

        We do not currently have the infrastructure necessary for distributing pharmaceutical products. We intend to contract with third party logistics wholesalers to warehouse these products and distribute them to pharmacies. This distribution network will require significant coordination with our sales and marketing and finance organizations. Failure to secure contracts with wholesalers could negatively impact the distribution of our products, if and when approved, and failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage the distribution process, the commercial launch and sales of our products, if and when approved, will be delayed or severely compromised and our results of operations may be harmed. Distribution practices will also need to comply with the applicable regulatory requirements. If our distributors do not comply with the applicable regulatory requirements, we could be exposed to potential enforcement actions.

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

        Even if we obtain U.S. regulatory approval of Twirla or other product candidates, the FDA may still impose significant restrictions on their indicated uses, including more limited patient populations, require that precautions, contraindications, or warnings be included on the product labeling, including black box warnings, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Claims that we may make may also be restricted through our approved labeling. Twirla and our other product candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, import, export, safety surveillance, advertising, marketing promotion, recordkeeping, reporting of adverse events and other post-market information, and further development. These requirements include registration with the FDA, listing of our drug products, payment of annual fees, as well as continued compliance with cGCPs for any clinical trials that we conduct post-approval. Application holders must notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product manufacturing changes. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. Should the inspectional findings not be resolved to the FDA's satisfaction or should the finding rise to a sufficient level, the FDA and other government authorities may issue a Warning Letter or Untitled Letter, or take other regulatory action such as a product seizure and detention, withdrawal of product approval, request for a recall, refusal to allow the import or export of the product, criminal or civil penalties, injunction against or restriction of manufacture or distribution, consent decrees, disgorgement, restitution, clinical holds or terminations, exclusion from federal healthcare programs, corporate integrity agreements, or imprisonment.

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

        With respect to sales and marketing activities by us or any future collaborative partner, advertising and promotional materials must comply with the FDA's rules in addition to other applicable federal and local laws in the United States and similar legal requirements in other countries. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act and similar state laws, which impact, among other things, our proposed sales, marketing and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

        In addition, if Twirla and our other product candidates are approved, our product labeling, advertising and promotional materials would be subject to regulatory requirements and continuing review by the FDA, Department of Justice, Department of Health and Human Services' Office of Inspector General, state attorneys general, members of Congress and the public. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product's approved labeling, a practice known as off-label promotion. If we receive marketing approval for Twirla or our other product candidates, physicians may nevertheless prescribe the products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed. For example, we believe that Twirla, if approved, will have a label consistent with all other marketed hormonal contraceptive products, which include class labeling that warns of risks of certain serious conditions, including venous and arterial blood clots, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease, and hypertension, and a black box warning regarding risks of smoking and CHC use, particularly in women over 35 years old that smoke. However, regulatory authorities may require the inclusion of additional statements about adverse events in the label, including additional black box warnings or contraindications.

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

        Moreover, the FDA's policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval, and the sale and promotion of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

  •
  The federal physician payment transparency requirements under the ACA and applicable regulations require manufacturers of drugs, devices, biologics and medical supplies to report certain information to the Department of Health and Human Services including information related to payments and other transfers of value made to physicians and teaching hospitals and the ownership and investment interests held by physicians and their immediate family members; and

  •
  Analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

        Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations are costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities conducted by our sales team in the sale of Twirla or our other product candidates, if approved, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to a variety of different consequences, depending upon which law we are found to have violated, including significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, corporate integrity agreements, refusal of government contracts, contract debarment and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Risks Related to Intellectual Property Rights

We may not be able to protect our proprietary technology in the marketplace.

        We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. Our success depends in large part on our ability and any future licensee's ability to maintain our patents and to obtain additional patent protection in the United States and other countries with respect to our proprietary technology and products. We believe we will be able to obtain, through prosecution of our pending patent applications, additional patent protection for our proprietary technology. If we are compelled to spend significant time and money protecting or enforcing our patents, designing around patents held by others or licensing or acquiring, potentially for large fees, patents or other proprietary rights held by others, our business and financial prospects may be harmed. If we are unable to effectively protect the intellectual property that we own, other companies may be able to offer for sale the same or similar products containing the generically available active pharmaceutical ingredients in our product candidates, which could materially adversely affect our competitive business position and harm our business prospects. Our patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing the same or similar products or limit the length of term of patent protection that we may have for our product candidates. Even if our patents are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

  •
  We do not expect, upon approval of our NDA, to receive patent term restoration under the Hatch-Waxman Act for the patents that have been, or will be, submitted to the FDA for listing in the Orange Book;

  •
  Our issued patents and pending patent applications that may issue as patents in the future may not prevent entry into the U.S. market or other markets of generic versions of our Twirla and AG890 product candidates;

  •
  Our patents may face paragraph IV challenges from potential generic or 505(b)(2) applicants, asserting that our applicable patents are invalid, enforceable, or will not be infringed by the manufacture, use, or sale of the competitive drug product;

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

  •
  A court could determine that a competitor's technology or product that is the same as or similar to, our product candidates does not infringe our patents; and

  •
  Our patents could irretrievably lapse due to failure to pay fees or otherwise comply with regulations or could be subject to compulsory licensing.

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

        On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a "first to file" system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in post-grant proceedings including opposition, derivation, reexamination, inter-partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

        The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 16, 2013. However, the full impact of the Leahy-Smith Act and the courts' review of any appeals to related proceedings, is in its early stages. Accordingly, the full impact that the Leahy-Smith Act will have on the operation of our business is not clear. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, as well as our ability to bring about timely favorable resolution of any disputes involving our patents and the patents of others.

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

        Third parties may assert that we are employing their proprietary technology without authorization and may sue us for patent or other intellectual property infringement or misappropriation. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and scientific personnel. If we are sued for patent infringement, we would need to demonstrate that our product candidates or methods either do not infringe the claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion. If a court holds that any third-party patents are valid, enforceable and cover our product candidates or their use, the holders of any of these patents may be able to block our ability to commercialize our product candidates unless we acquire or obtain a license under the applicable patents or until the patents expire. We may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. Any inability to secure licenses or alternative technology could result in delays in the introduction of our product candidates or lead to prohibition of the manufacture or sale of product candidates by us. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages and attorneys' fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information, know-how or trade secrets could have a similar negative impact on our business. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

        We rely on trade secrets to protect our proprietary technological advances and know-how, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, contractors, outside scientific collaborators, sponsored researchers and other advisors, including the third parties we rely on to manufacture our product candidates, to protect our trade secrets and other proprietary information. However, any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets. Accordingly, these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. In addition, others may independently discover our trade secrets and proprietary information. Further, the FDA, as part of its Transparency Initiative, a proposal to increase disclosure and make data more accessible to the public, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA's disclosure policies may change in the future, if at all. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position and financial results.

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

        In addition, our patents and patent applications could face other challenges, such as interference proceedings, opposition proceedings, reissue, inter partes review, re-examination proceedings, third-party submissions of prior art, and other forms of post-grant review. In the United States, for example, post-grant review has recently been expanded. Any of these challenges, if successful, could result in the invalidation of, or in a narrowing of the scope or preventing the issuance of, any of our patents and patent applications subject to challenge. Any of these challenges, regardless of their success, would likely be time consuming and expensive to defend and resolve and would divert our management and scientific personnel's time and attention.

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

        As of March 16, 2015, we had a total of 14 full-time employees, and we use third-party consultants to assist with our current sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

        Our management team has expertise in many different aspects of drug development and commercialization. Competition for skilled personnel in our market is intense and competition for experienced personnel may limit our ability to hire and retain highly qualified personnel on acceptable terms. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. We have an employment agreement with only one of our employees, Alfred Altomari, our President and Chief Executive Officer. The employment agreement provides for at-will employment, which means that Mr. Altomari or any of our other employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. In particular, we believe that the loss of the services of Mr. Altomari, or Dr. Elizabeth Garner, our Chief Medical Officer, may have a material adverse effect on our business. We do not currently carry "key person" insurance on the lives of members of executive management. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

  •
  Costs to defend any related litigation;

  •
  A diversion of management's time and our resources;

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

We continue to incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

        As a public company, we continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Global Market, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure controls and internal control over financial reporting and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. We estimate that we will annually incur approximately $2.0 million in expenses in response to these requirements.

        Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. However, for as long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company." We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

        Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. We will incur substantial accounting expense and expend significant management efforts to comply with internal control over financial reporting requirements. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with these requirements in a timely manner or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

Business interruptions could delay us in the process of developing our product candidates and could disrupt our sales.

        Our headquarters are located in Princeton, New Jersey, and Corium, our contract manufacturer, is located in Grand Rapids, Michigan. We are vulnerable to natural disasters, such as severe storms and other events that could disrupt our or Corium's operations. We do not carry insurance for natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.

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

        Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax exempt rate and the value of the company's stock immediately before the ownership change. We may be unable to offset future taxable income, if any, with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability.

        In addition, it is possible that the transactions relating to our initial public offering, either on a standalone basis or when combined with future transactions, has caused us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception.

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

        Prior to our initial public offering, you could not buy or sell our common stock publicly. The trading price of our common stock is highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this quarterly report, these factors include:

  •
  Any delay in filing our response to the CRL received from the FDA with respect to Twirla and any adverse development or perceived adverse development with respect to the FDA's review of our response;

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

        As of March 16, 2015, we had 22,154,365 shares of common stock outstanding. Of these shares, 12,618,736 shares of common stock are freely tradeable, without restriction, in the public market.

Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock

        In addition, the 2,240,059 shares subject to outstanding options under our stock option plans and the 617,793 shares reserved for future issuance under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

We may be subject to securities litigation, which is expensive and could divert management attention.

        Our market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management's attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

Our existing principal stockholders, executive officers and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to our stockholders for approval.

        As of December 31, 2014, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 74.8% of our outstanding voting stock.

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

We will have broad discretion in how we use the net proceeds from our initial public offering and our recently completed private placement. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

        We will have considerable discretion in the application of the net proceeds from our recently completed initial public offering. We intend to use the majority of the net proceeds from our initial public offering and our recently completed private placement to conduct a Phase 3 clinical trial for Twirla, obtain marketing approval and begin preparations for the U.S. commercial launch of Twirla, continue the equipment qualification and validation related to the expansion of Corium's manufacturing capabilities, develop our product pipeline, and for working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, validation of capital equipment and the costs of operating as a public company. As a result, investors will be relying upon management's judgment with only limited information about our specific intentions for the use of the balance of the net proceeds from our recently completed initial public offering. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from our recently completed initial public offering in a manner that does not produce income or that loses value.

We are an "emerging growth company" and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company." We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date we completed our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Our status as an "emerging growth company" under the JOBS Act may make it more difficult to raise capital as and when we need it.

        Because of the exemptions from various reporting requirements allowed to us as an "emerging growth company" we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

        Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal offices occupy approximately 7,000 square feet of leased office space in Princeton, New Jersey pursuant to a lease agreement that expires in November 2015. We have an option to renew the lease for a term of three years. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

        We are not currently a party to any legal proceedings; however, we may become involved in various claims and legal actions arising in the ordinary course of business.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

        Our common stock has been listed on the Nasdaq Global Market under the symbol "AGRX" since May 23, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	High	Low
Year Ended December 31, 2014
Fourth Quarter	$7.52	$5.77
Third Quarter	$10.50	$5.80
Second Quarter (from May 23, 2014)	$12.55	$5.05

        As of March 16, 2015, we had 48 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities. The closing price of our common stock on March 16, 2015 was $9.67.

Dividends

        We have never declared or paid a cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determinations to pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and any other factors that our board may deem relevant.

Stock Performance Graph

        This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Agile Therapeutics, Inc. under the Securities Act of 1933, as amended or the Exchange Act.

        The following graph shows a comparison from May 23, 2014 (the date our common stock commenced trading of the Nasdaq Global Market) through December 31, 2014 of the cumulative total return for our common stock, and the NASDAQ Composite Index and The NASDAQ Biotechnology Index. The graph assumes that $100 was invested at the market close on May 23, 2014 in the common stock of Agile Therapeutics, Inc., the NASDAQ Composite Index and The NASDAQ Biotechnology Index and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of 8 Month Cumulative Total Return
Assumes initial investment $100
December 31, 2014

	5/23/2014	6/30/2014	9/30/2014	12/31/2014
Agile Therapeutics, Inc.	$100.00	$157.40	$131.77	$110.83
NASDAQ Composite	$100.00	$105.31	$107.35	$113.15
NASDAQ Biotechnology	$100.00	$109.63	$116.68	$129.67

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

  (a)    Sales of Unregistered Securities

        None.

  (b)    Use of Proceeds

        On May 22, 2014, the Company's registration statement on Form S-1 (File No. 333-194621) for our IPO was declared effective by the Securities and Exchange Commission, or SEC. On May 29, 2014, we completed our IPO whereby we sold 9,166,667 shares of common stock, at a public offering price of $6.00 per share, before underwriting discounts and expenses. The aggregate net proceeds received by us from the offering were $49.7 million after deducting the underwriting discounts and commissions and offering expenses paid by us.

        As of December 31, 2014, we have used approximately $9.5 million of our net proceeds from the IPO primarily to fund the Phase 3 clinical trial for Twirla and general working capital purposes.

        There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated May 22, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, as revised in our Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 14, 2014.

  (c)    Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        The following table sets forth our selected financial data for the periods indicated. You should read the following selected financial data in conjunction with our audited financial statements and the related notes thereto included elsewhere in this Annual Report and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report.

        The statement of operations data for the years ended December 31, 2014, 2013 and 2012, and the balance sheet data as of December 31, 2014, 2013 and 2012, are derived from our audited financial statements included elsewhere in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share amounts)
Statement of Operations Data:
Operating expenses:
Research and development	$13,365	$9,154	$17,387
General and administrative	5,150	3,574	5,930

Total operating expenses	18,515	12,728	23,317

Loss from operations	(18,515)	(12,728)	(23,317)
Other income (expense)
Interest expense	(1,566)	(1,513)	(140)
Interest income	3	2	26
Change in fair value of warrants	348	(81)	171

Loss before benefit from income taxes	(19,730)	(14,320)	(23,260)
Benefit from income taxes	3,652	—	—

Net loss	(16,077)	(14,320)	(23,260)
Beneficial conversion charge	—	—	(600)

Net loss attributable to common stockholders	$(16,077)	$(14,320)	$(23,860)

Net loss per share (basic and diluted)	$(1.41)	$(289.39)	$(603.78)

Weighted-average shares outstanding (basic and diluted)	11,394,971	49,486	39,518

	As of December 31,
	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$40,182	$2,120	$20,014
Working capital	31,993	(4,578)	18,161
Total assets	54,826	14,405	27,518
Accounts payable	2,631	715	1,127
Loan payable, long-term	9,828	9,770	14,787
Convertible preferred stock	—	69,233	69,233
Total stockholders' equity (deficit)	36,006	(71,442)	(58,608)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, Part I, Item 1, "Business" and Item 8, "Financial Statements and Supplementary Data." For information on risks and uncertainties related to our business that may make past performance not indicative of future results, or cause actual results to differ materially from any forward-looking statements, see "Special Note Regarding Forward-Looking Statements," and Part I, Item 1A, "Risk Factors." Dollars in tabular format are presented in thousands, except per share data, or as otherwise indicated.

Overview

        We are a women's health specialty pharmaceutical company focused on the development and commercialization of new prescription contraceptive products for women. Our product candidates are designed to provide women with contraceptive options that offer greater convenience and facilitate compliance. We have developed a proprietary transdermal patch technology, called Skinfusion, which is designed to provide advantages over currently available patches and is intended to optimize patch adherence and stability and patient comfort. Our lead product candidate, Twirla, also known as AG200-15, is a once-weekly contraceptive patch currently in Phase 3 clinical development.

        Since our inception in 1997, we have devoted substantial resources to developing Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $13.4 million, $9.2 million and $17.4 million during the years ended December 31, 2014, 2013 and 2012, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla and advance our pipeline of product candidates. We have funded our operations primarily through sales of common stock, convertible preferred stock and convertible promissory notes and to a lesser extent, through a term loan and governments grants. As of December 31, 2014 and 2013, respectively, we had $40.2 million and $2.1 million in cash and cash equivalents.

        On May 29, 2014, we completed our initial public offering whereby we sold 9,166,667 shares of common stock, at a public offering price of $6.00 per share, before underwriting discounts and expenses. The aggregate net proceeds received by us from the initial public offering were approximately $49.7 million.

        We have not generated any revenue and have never been profitable for any year. Our net loss attributable to common stockholders was $16.1 million, $14.3 million and $23.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, Twirla and any other product candidates we advance to clinical development. We will continue to invest in the Corium facility, and incur significant expenses, in order to complete the equipment qualification and validation related to the expansion of Corium's manufacturing capabilities in order to be capable of supplying projected commercial quantities of Twirla, if approved. We continue to plan the process of scaling up the commercial manufacturing capabilities for Twirla with Corium and the associated costs and timelines. We expect the validation and expansion to be completed in coordination with our planned commercialization activities. Corium is responsible for all aspects of Twirla manufacturing. If we obtain regulatory approval for Twirla, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing and distribution functions. We enrolled the first subject in our Phase 3 clinical trial in the third quarter of 2014. We expect that we are likely to complete the trial in the third quarter of 2016. We believe the key drivers of the timing for completion are subject screening and enrollment, remaining site initiation and the timelines for clinical supply.

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

Research and Development Expenses

        Since our inception, we have focused our resources on our research and development activities. Research and development expenses consist primarily of costs incurred for the development of Twirla and other current and future product candidates, and include:

  •
  expenses incurred under agreements with contract research organizations, or CROs, and investigative sites that conduct our clinical trials and preclinical studies;

  •
  employee-related expenses, including salaries, benefits, travel and stock-based compensation expenses;

  •
  the cost of acquiring, developing and manufacturing clinical trial materials for our product candidates;

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

        To date, our research and development expenses have related primarily to the development of Twirla. For the years ended December 31, 2014, 2013 and 2012 our research and development expenses were approximately $13.4 million, $9.2 million and $17.4 million, respectively. The following table summarizes our research and development expenses by functional area.

	Year ended December 31,
	2014	2013	2012
Clinical development	$7,916	$693	$2,337
Regulatory	300	2,686	3,326
Personnel related	1,942	1,783	1,837
Manufacturing—commercialization	1,303	2,290	7,496
Manufacturing	1,287	840	2,042
Stock-based compensation	617	862	349

Total research and development expenses	$13,365	$9,154	$17,387

        It is difficult to determine with any certainty the duration and completion costs of our currently ongoing, planned or future clinical trials of Twirla and any of our other current and future product candidates we may advance, or if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate's commercial potential.

General and Administrative Expenses

        General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance and administrative functions including stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs, insurance and professional fees for legal, patent review, consulting and accounting services. General and administrative expenses are expensed as incurred.

        For the years ended December 31, 2014, 2013 and 2012, our general and administrative expenses totaled approximately $5.2 million, $3.6 million and $5.9 million, respectively. We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla and any of our other product candidates, and as we operate as a public company. These increases will likely include increased legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations. Additionally, if in the future we believe regulatory approval of Twirla or any of our other product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

Critical Accounting Policies and Significant Judgments and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. On an ongoing basis, our actual results may differ significantly from our estimates.

        Our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this annual report on Form 10-K. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Accrued Research and Development Expenses

        As part of the process of preparing our financial statements, we are required to estimate our accrued expenses, particularly for product development costs. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of services performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with service providers and make adjustments as necessary. Examples of estimated accrued research and development expenses include:

  •
  fees paid to CROs in connection with clinical studies;

  •
  fees paid to investigative sites in connection with clinical studies;

  •
  fees paid to vendors in connection with preclinical development activities; and

  •
  fees paid to vendors related to product manufacturing, development and distribution of clinical supplies.

        We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrued liability or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low in any particular period. Based on historical experience, actual results have not been materially different from our estimates.

Warrant Liability

        We account for detachable warrants with non-standard anti-dilution provisions (referred to as down round protection) to purchase convertible preferred stock (prior to our IPO) and common stock as liabilities, as they are freestanding derivative financial instruments. The warrants are recorded as liabilities at fair value, estimated using a Black-Scholes option pricing model, and are subject to re-adjustment at each balance sheet date, otherwise known as marked to market, with changes in the fair value of the warrants recorded in our statements of operations.

Beneficial Conversion

        When we issue a debt security that is convertible into preferred stock at a discount from the fair value of the preferred stock at the date the debt or equity security counterparty is legally committed to purchase such a security, or the commitment date, a beneficial conversion charge is measured and recorded on the commitment date for the difference between the fair value of our common stock and the effective conversion price of the convertible debt or equity security. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible debt or equity security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible debt or equity security. The amount allocated to the beneficial conversion feature is presented as a discount or reduction to the related debt security or as an immediate charge to earnings available to common stockholders.

Stock-Based Compensation

        We account for stock-based compensation under ASC, 718 "Accounting for Stock Based Compensation." All stock-based awards granted to nonemployees are accounted for at their fair value in accordance with ASC 718, and ASC 505, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," under which compensation expense is generally recognized over the vesting period of the award. Determining the amount of stock-based compensation to be required requires us to develop estimates of fair values of stock options as of the grant date.

        We account for stock-based compensation by measuring and recognizing expense for all stock-based payments made to employees and directors based on estimated grant date fair values. We use the straight-line method to allocate compensation cost to reporting periods over each optionee's requisite service period, which is generally the vesting period. We estimate the fair value of our stock-based awards to employees and directors using the Black-Scholes option valuation model, or Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined with the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options.

Comparison of Years Ended December 31, 2014 and 2013

	Year ended December 31,
	2014	2013	Change
	(In thousands)
Operating expenses:
Research and development	$13,365	$9,154	$4,211
General and administrative	5,150	3,574	1,576

Total operating expenses	18,515	12,728	5,787

Other income (expenses)
Interest expense	(1,566)	(1,513)	(53)
Interest income	3	2	1
Change in fair value of warrants	348	(81)	429

Loss before income taxes	(19,730)	(14,320)	5,410
Income tax benefit	3,652	—	3,652

Net loss	$(16,077)	$(14,320)	$(1,758)

        Research and development expenses.    Research and development expenses increased by $4.2 million, or 46%, from $9.2 million for the year ended December 31, 2013 to $13.4 million for the year ended December 31, 2014. This overall increase in research and development expenses was primarily due to the following:

  •
  an increase in clinical development expenses of $7.2 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase is primarily related to CRO costs associated with our Phase 3 clinical trial for Twirla;

  •
  a decrease in regulatory expenses of $2.4 million. This decrease is primarily related to a decrease in regulatory consulting fees. Regulatory consulting fees for 2013 include professional fees associated with the review and preparation of a response to the CRL that we received from the FDA in February 2013. Regulatory consulting fees for 2014 relate to the preparation of the protocol for our ongoing additional Phase 3 clinical trial for Twirla;

  •
  a decrease in manufacturing commercialization expenses of $1.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Payments for labor and materials decreased from approximately $1.4 million in 2013 to $0.2 million in 2014 as the construction of the facility was principally completed in the first half of 2013 and the delivery and installation of a majority of the commercial manufacturing equipment was principally completed during the first three quarters of 2013. This decrease was partially offset by an increase in idle and other facility charges of $0.3 million.

        General and administrative expenses.    General and administrative expenses increased by $1.6 million, or 44%, from $3.6 million for the year ended December 31, 2013 to $5.2 million for the year ended December 31, 2014. This increase in general and administrative expense was primarily due to the following:

  •
  an increase in professional fees (primarily legal and accounting) of $0.7 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily associated with becoming a public company; and

  •
  an increase in directors and officers insurance expense of $0.4 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 attributed to becoming a public company.

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

        Change in fair value of warrants.    Certain of our warrants to purchase our preferred stock (prior to the IPO) and common stock are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge or credit to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants (prior to the IPO) and warrants to purchase common stock with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock. During the year ended December 31, 2014, the fair value of our warrant liability changed by $0.4 million compared to the year ended December 31, 2013 reflecting the expiration of the Series A-1 and Series A-2 preferred stock warrants of $0.5 million, offset, in part, by an increase in the value of the common stock warrants of $0.1 million primarily due to the change in the fair value of the underlying common stock.

        Benefit from income taxes.    Benefit from income taxes for the year ended December 31, 2014 represents the proceeds we received from the sale of New Jersey net operating losses, or NOLs, as part of the Technology and Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused state NOLs are allowed to sell these NOLs to other companies. In February 2014, we completed the sale of New Jersey state NOLs totaling approximately $39.1 million and research and development credits totaling approximately $0.4 million for net proceeds of approximately $3.6 million. There was no comparable transaction during the year ended December 31, 2013.

Comparison of Years Ended December 31, 2013 and 2012

	Year ended December 31,
	2013	2012	Change
	(In thousands)
Operating expenses:
Research and development	$9,154	$17,387	$(8,233)
General and administrative	3,574	5,930	(2,356)

Total operating expenses	12,728	23,317	(10,589)

Other income (expenses)
Interest expense	(1,513)	(140)	1,373
Interest income	2	26	(24)
Change in fair value of warrants	(81)	171	(252)

Loss before income taxes	(14,320)	(23,260)	(8,940)
Income tax provision (benefit)	—	—	—

Net loss	(14,320)	(23,260)	(8,940)
Deemed dividend / beneficial conversion	—	(600)	(600)

Net loss attributable to common stockholders	$(14,320)	$(23,860)	$(9,540)

        Research and development expenses.    Research and development expenses decreased by $8.2 million, or 47%, from $17.4 million for the year ended December 31, 2012 to $9.2 million for the year ended December 31, 2013. This decrease in research and development expense was primarily due to the following:

  •
  a decrease in manufacturing related commercialization expenses of $5.2 million. During 2012, we paid our contract manufacturer $3.5 million toward the renovation of a dedicated facility for the manufacture of Twirla, and there were no comparable payments in 2013. In addition, payments for labor and materials decreased from approximately $3.9 million in 2012 to approximately $1.5 million in 2013, as the renovation of the facility was completed during 2013 and equipment was delivered during 2013. These decreases were partially offset by an increase in idle and other facility charges of $0.7 million;

  •
  a decrease in clinical development expenses of $1.6 million primarily related to the completion of our Phase 3 clinical trials of Twirla in early 2012. No clinical trials for Twirla or any of our other product candidates were conducted in 2013;

  •
  a decrease in manufacturing related costs of $1.2 million reflecting primarily a decrease in consulting costs associated with the filing of our New Drug Application, or NDA, as well as decreased material and labor costs;

  •
  a decrease in regulatory expenses of $0.6 million. The regulatory expenses for 2012 include consulting and NDA preparation fees as well as our Prescription Drug User Fee Act, or PDUFA, filing fee of approximately $1.8 million. Regulatory expenses for 2013 reflect the decrease in NDA preparation consulting and filing fees, offset, in part, by increased legal fees associated with preparing a response to the CRL we received from the FDA; and

  •
  these decreases were offset in part by an increase in stock-based compensation expense of $0.5 million as a result of the increased fair value of non-employee stock options.

        General and administrative expenses.    General and administrative expenses decreased by $2.4 million, or 40%, from $5.9 million for the year ended December 31, 2012, to $3.6 million for the year ended December 31, 2013. This decrease was attributable to a decrease in commercial development costs of $1.4 million and a decrease in professional fees of $1.1 million. The decrease in commercial development expenses was primarily attributable to market research studies conducted in 2012 for which no comparable studies were conducted in 2013. The decrease in professional fees was related to our overall effort to reduce spending for legal, consulting and other professional fees.

        Interest expense.    Interest expense is primarily attributable to our term loan with Oxford. Interest expense also includes the accretion of the value of the Series C preferred stock warrants issued to Oxford and the amortization of the deferred financing costs associated with the term loan. Interest expense increased by $1.4 million, or 980%, from $140,000 for the year ended December 31, 2012 to $1.5 million for the year ended December 31, 2013. The increase is due to our payment of a full year of interest associated with the term loan with Oxford in 2013, compared to our payment of only less than one month of interest expense in 2012.

        Interest income.    Interest income is comprised of interest income earned on cash and cash equivalents.

        Change in fair value of warrants.    Certain of the warrants to purchase our preferred stock are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding change recorded within the change in fair value of warrant liability. The fair value of the convertible preferred stock warrants is determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock. During the year ended December 31, 2013, the fair value of our derivative liabilities changed by $0.2 million as a result of the value of our preferred stock warrant derivative liabilities increasing primarily due to the change in fair value of the underlying stock.

Net Operating Losses and Tax Carryforwards

        As of December 31, 2014, we had approximately $123.3 million of federal and $82.1 million of state net operating loss carryforwards. We also potentially have federal and state research and development tax credits which would offset future taxable income. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. As of December 31, 2014, all of our net operating losses were fully offset by a valuation allowance.

Liquidity and Capital Resources

        On May 29, 2014, we completed our initial public offering whereby we sold 9,166,667 shares of common stock, at a public offering price of $6.00 per share, before underwriting discounts and expenses. The aggregate net proceeds received by us from the offering were $49.7 million.

        At December 31, 2014, we had cash and cash equivalents totaling $40.2 million. We invest our cash equivalents in highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

        The following table sets forth the primary sources and uses of cash for the periods indicated:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Cash used in operating activities	$(14,503)	$(13,019)	$(22,968)
Cash used in investing activities	$(96)	$(4,945)	$(6,693)
Cash provided by financing activities	$52,661	$70	$40,113

Net increase (decrease) in cash and cash equivalents	$38,062	$(17,894)	$10,452

Operating Activities

        We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our primary product candidate Twirla was being developed. With the initiation of the Phase 3 clinical trial in 2014, clinical development expenses increased as compared to 2013. Net cash used in operating activities was $14.5 million for the year ended December 31, 2014 and consisted of a net loss of $16.1 million which was offset, in part, by non-cash stock based compensation expense of $1.4 million. Net cash used in operating activities was $13.0 million for the year ended December 31, 2013 and consisted primarily of a net loss of $14.3 million which was offset, in part, by non-cash stock based compensation expense of $1.3 million. The incremental increase in cash used in operations in 2014 is due primarily to the increased research and development expense in 2014 offset, in part, by the proceeds received from the sale of New Jersey NOLs in 2014. Net cash used in operating activities was $23.0 million for the year ended December 31,

2012 and consisted primarily of a net loss of $23.3 million which was offset, in part, by non-cash stock based compensation expense of $0.7 million.

Investing Activities

        Net cash used in investing activities for the years ended December 31, 2014, 2013 and 2012 was $0.1 million, $4.9 million and $6.7 million, respectively. Cash used in investing activities for these years primarily represents the acquisition of equipment to be used in the commercialization of Twirla.

Financing Activities

        Net cash provided by financing activities for the year ended December 31, 2014 was $52.7 million which included net proceeds of (i) $49.7 million received from our initial public offering of 9,166,667 shares of common stock and (ii) $3.0 million received from the issuance of convertible bridge notes. Net cash provided by financing activities was $70,000 for the year ended December 31, 2013 resulting from the exercise of stock options. Net cash provided by financing activities was $40.1 million for the year ended December 31, 2012 which included net proceeds of (i) $22.9 million from the issuance of 1,578,400 shares of our Series C preferred stock, (ii) of $14.8 million from a term loan and (iii) $2.5 million from the issuance of 253,999 shares of our Series B preferred stock.

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

  •
  continue the equipment qualification and validation related to the expansion of Corium's manufacturing facility;

  •
  seek to identify additional line extensions for Twirla;

  •
  maintain, leverage and expand our intellectual property portfolio; and

  •
  add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

        We expect our existing cash and cash equivalents as of December 31, 2014, along with the net proceeds from our January 2015 private placement and the net proceeds and interest-only period associated with the first tranche of our debt facility completed in February 2015, will enable us to fund our operating expenses and capital expenditures requirements through the end of 2016. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

  •
  the costs and timing of completion and the outcome of the current Phase 3 trial for Twirla;

  •
  the costs, timing and outcome of regulatory review of Twirla, including for the additional Phase 3 trial for Twirla;

  •
  the costs of the equipment qualification and validation related to the expansion of Corium's manufacturing facility;

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

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations and commitments as of December 31, 2014 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Term loan	$17,639	$6,293	$11,346	—	—
Operating lease	149	149	—	—	—

Total	$17,788	$6,442	$11,346	—	—

        Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. This lease expires in November 2015, however, we have the option to extend the term of the lease for an additional three years.

December 2012 Loan Agreement

        In December 2012, we entered into a loan and security agreement with Oxford, pursuant to which we borrowed a total of $15.0 million from Oxford. The term loan accrued interest at a fixed annual rate equal to 9.2% (three month U.S. Libor rate of 0.47% plus 8.73%).

        Under the terms of the original term loan, interest was payable monthly and principal was due in 30 equal consecutive monthly installments which were to begin on February 1, 2014 and end on July 1, 2016. In addition, we were required to make a final payment of $675,000 on the original maturity date of the term loan of July 1, 2016.

        We were permitted to prepay all, but not less than all, of the term loan subject to a prepayment premium of 2.0% of the outstanding principal during the first 24 months of the term loan. From months 25 to loan maturity the prepayment premium was 0.75% of the outstanding principal. Our obligations under the term loan were secured with a blanket lien on all of our assets, excluding intellectual property assets. The term loan provided that, upon the occurrence of certain events of default, our obligations under the term loan could be automatically accelerated, whereupon our obligations would be immediately due and payable.

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

        In February 2015, we terminated and repaid all amounts outstanding under the loan agreement with Oxford.

April 2014 Convertible Subordinated Note Financing

        On April 28, 2014, we and certain of our existing preferred stockholders, all of whom qualify as accredited institutional investors, entered into a Convertible Subordinated Note Purchase Agreement pursuant to which such holders agreed to loan us an aggregate of $3.0 million. We issued Convertible Promissory Notes, referred to herein as the Notes, to evidence our payment obligations with respect to the $3.0 million. The Notes had an interest rate of 8%, accruing daily and compounding annually. The Notes and accrued interest automatically converted into 503,450 shares of common stock at $6.00 per share which was equal to the purchase price at which shares were sold to the public in our initial public offering. The Notes were subordinate to the Company's term loan with Oxford Finance LLC.

January 2015 Private Placement

        In January 2015, we completed a private placement of approximately 3.4 million shares of common stock at $5.85 per share. Proceeds from our private placement, net of commissions and other offering costs, were $19.3 million.

February 2015 Loan and Security Agreement

        In February 2015, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules for a term loan of up to $25.0 million. A first tranche of $16.5 million was funded upon execution of the loan agreement, approximately $15.5 million of which was used to repay our existing term loan with Oxford. We are scheduled to make interest-only payments on the loan until July 1, 2016, which period may be extended under certain circumstances. Under the terms of the loan agreement, we may, but are not obligated to, draw an additional tranche of up to $8.5 million prior to July 1, 2016, subject to the achievement of certain clinical milestones, which may be extended to December 31, 2016 under certain circumstances.

        In connection with the loan agreement, we issued Hercules a warrant to purchase 180,274 shares of our common stock at an exercise price of $5.89 per share and granted Hercules the right participate in future equity financings in an amount up to $2.0 million while the loan and warrant are outstanding.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risks in the ordinary course of our business. Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, financing, exchange rates or other factors. These market risks are principally limited to interest rate fluctuations.

        We had cash and cash equivalents of $40.2 million at December 31, 2014 consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Item 8.    Financial Statements and Supplementary Data

Agile Therapeutics, Inc.
Index to Financial Statements

Report of Independent Registered Accounting Firm

The Board of Directors and Stockholders
Agile Therapeutics, Inc.

        We have audited the accompanying balance sheets of Agile Therapeutics, Inc. as of December 31, 2014 and 2013, and the related statements of operations, convertible preferred stock and changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agile Therapeutics, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Metro Park, New Jersey
March 26, 2015

Agile Therapeutics, Inc.

Balance Sheets

	December 31
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$40,182,141	$2,119,646
Prepaid expenses	803,775	146,704

Total current assets	40,985,916	2,266,350
Property and equipment, net	12,046,267	11,963,079
Prepaid expenses, long-term	1,677,434	—
Deferred financing costs, net	98,401	157,499
Other assets	18,208	18,208

Total assets	$54,826,226	$14,405,136

Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,631,217	$715,454
Accrued expenses	1,062,113	379,164
Loan payable, current portion	5,003,143	5,105,407
Warrant liability	296,048	644,478

Total current liabilities	8,992,521	6,844,503
Loan payable, long-term	9,827,758	9,769,528
Commitments and contingencies (Note 13)
Series A-1, 8%, non-cumulative convertible preferred stock, $.0001 par value, authorized 284,743 shares; 0 shares issued and outstanding as of December 31, 2014 and 137,787 shares issued and outstanding as of December 31, 2013	—	898,305
Series A-2 convertible preferred stock, $.0001 par value, authorized 99,178 shares; 0 shares issued and outstanding as of December 31, 2014 and 66,116 shares issued and outstanding as of December 31, 2013	—	543,623
Series B, 8% non-cumulative, convertible preferred stock, $.0001 par value, authorized 4,510,066 shares; 0 shares issued and outstanding as of December 31, 2014 and 4,510,066 shares issued and outstanding as of December 31, 2013	—	44,928,382
Series C, 12% non-cumulative, convertible preferred stock, $.0001 par value, authorized 2,711,734 shares; 0 shares issued and outstanding as of December 31, 2014 and 1,578,400 shares issued and outstanding as of December 31, 2013	—	22,862,367
Stockholders' equity (deficit):
Common stock, $.0001 par value, authorized 150,000,000 shares; 18,634,872 shares issued and outstanding as of December 31, 2014 and 109,321 shares issued and 103,536 shares outstanding as of December 31, 2013;	1,864	10
Additional paid-in capital	170,395,934	46,872,801
Accumulated deficit	(134,391,851)	(118,314,383)

Total stockholders' equity (deficit)	36,005,947	(71,441,572)

Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$54,826,226	$14,405,136

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Operations

	Year Ended December 31
	2014	2013	2012
Operating expenses:
Research and development	$13,364,704	$9,154,484	$17,386,961
General and administrative	5,150,512	3,573,893	5,929,890

Total operating expenses	18,515,216	12,728,377	23,316,851

Loss from operations	(18,515,216)	(12,728,377)	(23,316,851)
Other income (expense)
Interest expense	(1,565,730)	(1,512,911)	(140,051)
Interest income	2,563	1,658	25,762
Change in fair value of warrants	348,430	(80,990)	171,013

Loss before benefit from income taxes	(19,729,953)	(14,320,620)	(23,260,127)
Benefit from income taxes	3,652,485	—	—

Net loss	(16,077,468)	(14,320,620)	(23,260,127)
Beneficial conversion charge	—	—	(600,000)

Net loss attributable to common stockholders	$(16,077,468)	$(14,320,620)	$(23,860,127)

Net loss per share (basic and diluted)	$(1.41)	$(289.39)	$(603.78)

Weighted-average shares outstanding (basic and diluted)	11,394,971	49,486	39,518

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Convertible Preferred Stock and Changes in Stockholders' Equity (Deficit)

	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock
									Common Stock			Deficit Accumulated During the Development Stage
													Net Stockholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital
Balance December 31, 2011	137,787	898,305	66,116	543,623	4,256,067	42,391,758	—	—	45,303	4	44,119,890	(80,133,636)	(36,013,742)
Issuance of Series B Convertible Preferred Stock, net of offering costs	—	—	—	—	253,999	2,536,624	—	—	—	—	—	—	—
Issuance of Series C Convertible Preferred Stock, net of offering costs	—	—	—	—	—	—	1,127,746	16,778,538	—	—	—	—	—
Conversion of promissory notes and accrued interest	—	—	—	—	—	—	450,654	6,083,829	—	—	—	—	—
Share-based compensation—stock options	—	—	—	—	—	—	—	—	—	—	665,454	—	665,454
Deemed dividends	—	—	—	—	—	—	—	—	—	—	600,000	(600,000)	—
Net loss for the year ended December 31, 2012	—	—	—	—	—	—	—	—	—	—	—	(23,260,127)	(23,260,127)

Balance December 31, 2012	137,787	898,305	66,116	543,623	4,510,066	44,928,382	1,578,400	22,862,367	45,303	4	45,385,344	(103,993,763)	(58,608,415)
Share-based compensation—stock options	—	—	—	—	—	—	—	—	—	—	1,337,857	—	1,337,857
Issuance of Common Stock for employee bonuses	—	—	—	—	—	—	—	—	11,981	1	79,508	—	79,509
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	52,037	5	70,092	—	70,097
Net loss for the year ended December 31, 2013	—	—	—	—	—	—	—	—	—	—	—	(14,320,620)	(14,320,620)

Balance, December 31, 2013	137,787	898,305	66,116	543,623	4,510,066	44,928,382	1,578,400	22,862,367	109,321	10	46,872,801	(118,314,383)	(71,441,572)
Share-based compensation—stock options	—	—	—	—	—	—	—	—	—	—	1,380,713	—	1,380,713
Issuance of common stock for employee bonuses	—	—	—	—	—	—	—	—	9,983	1	79,999	—	80,000
Conversion of preferred stock to common stock	(137,787)	(898,305)	(66,116)	(543,623)	(4,510,066)	(44,928,382)	(1,578,400)	(22,862,367)	8,803,547	882	69,231,796	—	69,232,678
Conversion of notes and accrued interest	—	—	—	—	—	—	—	—	503,450	50	3,020,617	—	3,020,667
Common stock issued in IPO, net of expenses	—	—	—	—	—	—	—	—	9,166,667	917	49,742,724	—	49,743,641
Exercise of stock options	—	—	—	—	—	—	—	—	41,904	4	67,284	—	67,288
Net loss for the year ended December 31, 2014	—	—	—	—	—	—	—	—	—	—	—	(16,077,468)	(16,077,468)

Balance, December 31, 2014	—	—	—	—	—	—	—	—	18,634,872	$1,864	$170,395,934	$(134,391,851)	$36,005,947

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Cash Flows

	Year Ended December 31
	2014	2013	2012
Cash flows from operating activities
Net loss	$(16,077,468)	$(14,320,620)	$(23,260,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,551	11,876	23,662
Noncash stock bonus	80,000	79,509	—
Noncash stock based compensation	1,380,713	1,337,857	665,454
Noncash interest	185,731	132,911	83,829
Change in fair value of warrants	(348,430)	80,990	(171,013)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,334,504)	107,399	(33,792)
Accounts payable and accrued expenses	2,598,712	(448,748)	(275,958)

Net cash used in operating activities	(14,502,695)	(13,018,826)	(22,967,945)
Cash flows from investing activities
Acquisition of property and equipment	(95,739)	(4,945,379)	(6,692,981)

Net cash used in investing activities	(95,739)	(4,945,379)	(6,692,981)
Cash flows from financing activities
Proceeds from convertible bridge notes	3,000,000	—	6,000,000
Proceeds from issuance of term loan		—	15,000,000
Proceeds from issuance of preferred stock, net of offering costs		—	19,315,162
Proceeds from issuance of common stock in initial public offering, net of offering costs	49,743,641	—	—
Cash paid for financing costs	(150,000)	—	(202,499)
Proceeds from exercise of stock options	67,288	70,097	—

Net cash provided by financing activities	52,660,929	70,097	40,112,663

Net increase (decrease) in cash and cash equivalents	38,062,495	(17,894,108)	10,451,737
Cash and cash equivalents, beginning of year	2,119,646	20,013,754	9,562,017

Cash and cash equivalents, end of year	$40,182,141	$2,119,646	$20,013,754

Supplemental cash flow information
Interest paid	$1,380,000	$1,380,000	$56,222

Income taxes paid	$—	$—	$—

Supplemental disclosure of noncash financing activities
Conversion of preferred stock into common stock	$69,232,677	$—	$—

Conversion of notes payable and interest into common stock	$3,020,667	$—	$—

See accompanying notes.

Agile Therapeutics, Inc.

Notes to Financial Statements

December 31, 2014

1. Organization and Description of Business

Nature of Operations

        Agile Therapeutics, Inc. (the "Company") was incorporated in Delaware on December 22, 1997. The Company is engaged in research and development of transdermal patch technology for use in contraception. The Company's activities since inception have consisted principally of raising capital, and performing research and development. The Company is headquartered in Princeton, New Jersey.

        The Company is devoting substantially all of its efforts toward research and development of its transdermal patch for use in contraception, and raising capital. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company has incurred losses each year since inception. As of December 31, 2014, the Company had an accumulated deficit of approximately $134.4 million.

        The Company has financed its operations to date primarily through the issuance and sale of its common stock in its initial public offering (see Note 9), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding. The Company expects to continue to incur net losses into the foreseeable future.

        As of December 31, 2014, the Company had cash and cash equivalents of $40.2 million. Although the Company has incurred recurring losses in each year since inception, the Company expects its cash and cash equivalents will be sufficient to fund operations for at least the next twelve months.

2. Summary of Significant Accounting Polices

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented.

Use of Estimates

        The preparation of the Company's financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company's balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for preferred stock warrants, stock-based compensation, income taxes, and accounting for research and development costs. Actual results could differ from those estimates.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Polices (Continued)

Stock Split

        On May 5, 2014, the Company effected a 1.4-for-1 stock split of the Company's common stock. All share and per share amounts of common stock contained in the Company's financial statements have been restated for all periods to give retroactive effect to the stock split. The shares of common stock retained a par value of $0.0001 per share. Accordingly, the stockholders' deficit reflects the stock split by reclassifying from "Additional paid-in Capital" to "Common Stock" in an amount equal to the par value of the increased shares resulting from the stock split.

Cash and Cash Equivalents

        The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in United States financial institutions. Cash and cash equivalents include money market funds that invest primarily in commercial paper and U.S. government and U.S. government agency obligations.

        The Company, at times, maintains balances with financial institutions in excess of the FDIC limit.

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

Property and Equipment

        Property and equipment, consisting of manufacturing, office and computer equipment, is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line, method over the estimated useful lives of the assets.

        Expenditures incurred after the fixed assets have been put into operation, such as repairs and maintenance, are charged to earnings in the period in which costs are incurred. Improvements and additions are capitalized in accordance with Company policy.

Long-Lived Assets

        In accordance with ASC 360, Property, Plant and Equipment, the Company's policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe that there has been any impairment of the carrying value of any long-lived assets as of December 31, 2014.

Research and Development Expense

        Research and development costs are expensed as incurred. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses,

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Polices (Continued)

expenses related to manufacturing, clinical trial expenses, consulting fees and support services used in drug development. All research and development costs are charged to operations as incurred in accordance with ASC 730, Research and Development.

        In certain circumstances, the Company is required to make advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the advance payments are deferred and are expensed when the activity has been performed or when the goods have been received.

Deferred Financing Costs

        Costs directly attributable to the Company's term loan (see Note 8) are deferred and capitalized. These costs represent legal fees and other costs related to the term loan and are being amortized over the term of the loan. Amortization of deferred financing costs charged to interest expense was $59,100, $45,000 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

Concentrations of Credit Risk

        Financial instruments which potentially subject the Company to credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are held in business checking and money market accounts in United States financial institutions the balances of which, at times, exceed federally insured limits. The Company has not recognized any losses from credit risks on such accounts. The Company believes it is not exposed to significant credit risks on cash and cash equivalents. The Company has no financial instruments with off-balance sheet risk of accounting loss.

Warrants

        The Company accounts for its warrants to purchase redeemable convertible stock in accordance with ASC 480, Distinguishing Liabilities from Equity. ASC 480 requires that a financial instrument, other than outstanding share, that, at inception, is indexed to an obligation to repurchase the issuer's equity shares, regardless of the timing or the probability of the redemption feature, and may require the issuer to settle the obligation by transferring assets be classified as a liability. The Company measures the fair value of its warrant liability using an option pricing model with changes in fair value recognized in the statement of operations.

        In connection with the completion of the Company's initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock. These common stock warrants with non-standard anti-dilution provisions (referred to as down round protection) are classified as liabilities and re-measured each reporting period. As of December 31, 2014, there were outstanding 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

Income Taxes

        The Company accounts for deferred taxes using the asset and liability method as specified by ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based on differences

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Polices (Continued)

between the financial statement reporting and the tax basis of assets and liabilities, operating losses and tax credit carryforwards. Deferred income taxes are measured using the enacted tax rates and laws that are anticipated to be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

        The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no uncertain tax positions as of December 31, 2014 that qualifies for either recognition or disclosure in the financial statements under this guidance.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company grants stock options for a fixed number of shares to employees and non-employees with an exercise price equal to the fair value of the shares at grant date. Compensation cost is recognized for all share-based payments granted and is based on the grant-date fair value estimated using the weighted-average assumption of the Black-Scholes option pricing models. The equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital.

        Awards for consultants are accounted for under ASC 505-50, Equity Based Payments to Non-Employees. Any compensation expense related to consultants is marked-to-market over the applicable vesting period as they vest.

        Prior to May 22, 2014, the Company utilized various methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its stock. The methodologies included an option pricing method and a probability-weighted expected return methodology that determined an estimated value under an initial public offering (IPO) scenario and a sale scenario based upon an assessment of the probability of occurrence of each scenario. Each valuation methodology includes estimates and assumptions that require the Company's judgment. These estimates include assumptions regarding future performance, including the successful completion of clinical trials and the time to completing an IPO or sale of the Company. As with any valuation, significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

Segment Information

        Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company views its operations

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Polices (Continued)

and manages its business in one operating segment, which is the business of developing its transdermal patch for use in contraception.

Comprehensive Income

        Effective January 1, 2012, an update to an accounting standard was issued that requires all non-owner changes in stockholders' equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update was applied retrospectively. The Company adopted this pronouncement and elected to present a separate statement of comprehensive income. The Company did not incur any components of comprehensive income for the periods presented and therefore, did not include a statement of comprehensive income in the financial statements.

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

        The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive (in common equivalent shares):

	Year Ended December 31,
	2014	2013	2012
Convertible preferred stock	—	6,292,369	6,292,369
Convertible preferred stock warrants	—	205,020	205,020
Common stock warrants	62,505	—	—
Common stock options	1,817,548	1,163,621	1,341,731

Total	1,880,053	7,661,010	7,839,120

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Polices (Continued)

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

        Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

  •
  Level 1—Quotes prices in active markets for identical assets and liabilities. The Company's Level 1 assets and liabilities consist of cash and cash equivalents.

  •
  Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities. The Company has no Level 2 assets or liabilities.

  •
  Level 3—Unobservable inputs that are supported by little or no market data and which require internal development of assumptions about how market participant price the fair value of the assets or liabilities. The Company's Level 3 liabilities consist of the warrant liability.

The Company is required to mark the value of its warrant liability to market and recognize the change in valuation in its statements of operations each reporting period.

        The following table sets forth the Company's financial instruments measured at fair value by level within the fair value hierarchy as of December 31, 2014 and 2013.

	Level 1	Level 2	Level 3
2014
Assets:
Cash equivalents	$40,135,102	$—	$—

Total assets at fair value	$40,135,102	$—	$—

Liabilities:
Common stock warrants	—	—	296,048

Total liabilities at fair value	$—	$—	$296,048

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2014

3. Fair Value Measurements (Continued)

        The significant assumptions used in preparing the option pricing model for valuing the Company's warrants as of December 31, 2014 include (i) volatility (104.8%), (ii) risk free interest rate of 1.68% (estimated using treasury bonds with a 5 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($6.14) and (v) expected life (five years)

        The following is a rollforward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2011	$521,525
Issuance of Series C warrants	212,976

Change in fair value	(171,013)

Ending balance at December 31, 2012	563,488
Change in fair value	80,990

Ending balance at December 31, 2013	644,478
Expiration of Series A-1 and Series A-2 warrants	(493,361)
Change in fair value	144,931

Ending balance at December 31, 2014	$296,048

	Level 1	Level 2	Level 3
2013
Assets:
Cash equivalents	$2,066,156	$—	$—

Total assets at fair value	$2,056,156	$—	$—

Liabilities:
Series A-1 warrants	$—	$—	$438,978
Series A-2 warrants	—	—	64,537
Series C warrants	—	—	140,963

Total liabilities at fair value	$—	$—	$644,478

        The significant assumptions used in preparing the option pricing model for valuing the Company's warrants as of December 31, 2013 include (i) volatility (104.8%), (ii) risk free interest rate of 1.94% (estimated using treasury bonds with a 6 year life), (iii) strike price ($10.00) for the Series A-1 and Series A-2 warrants and $15.00 for the Series C warrants, (iv) fair value of Series A-1 preferred stock ($4.17), Series A-2 preferred stock ($2.91) and Series C preferred stock ($7.63) and (v) expected life (six years).

        There were no transfers between Level 1, 2 or 3 during 2014 or 2013. If the Company's estimates regarding the fair value of its warrants are inaccurate, a future adjustment to these estimated fair values may be required. Additionally, these estimated fair values could change significantly.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2014

4. Prepaid Expenses

        Prepaid expenses consist of the following:

	December 31
	2014	2013
Prepaid clinical trial expense	$1,677,434	$—
Prepaid insurance	761,842	48,055
Other	41,933	98,649

Total prepaid expenses	$2,481,209	$146,704

Prepaid expenses, short-term	$803,775	$146,704
Prepaid expenses, long-term	1,677,434	—

Total prepaid expenses	$2,481,209	$146,704

        Prepaid expenses, long-term represents non-refundable advances to the Company's clinical research organization which will be applied against final invoices in accordance with the contractual terms of the arrangement.

5. Property and Equipment

        Property and equipment, consisting of manufacturing, office and computer equipment, is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line, method over the estimated useful lives of the assets. Property and equipment consist of the following:

	December 31
			Estimated Life
	2014	2013
Office equipment	$54,468	$51,723	3 - 10 years
Computer equipment	95,145	65,746	3 years
Manufacturing equipment	12,182,297	12,118,702	5 years

	12,331,910	12,236,171
Less: accumulated depreciation	(285,643)	(273,092)

Property and equipment, net	$12,046,267	$11,963,079

        As December 31, 2014 and 2013, manufacturing equipment includes approximately $12.0 million and $11.9 million, respectively, of equipment which is in the process of being constructed and qualified and is not currently being depreciated.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2014

6. Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31
	2014	2013
Employee bonuses	$665,050	$238,941
Accrued clinical trial costs	254,333	—
Other	142,730	140,223

Total accrued liabilities	$1,062,113	$379,164

7. Convertible Note Financing

        On April 28, 2014, the Company and certain of the Company's existing preferred stockholders, all of whom qualify as accredited institutional investors, entered into a Convertible Subordinated Note Purchase Agreement pursuant to which such holders agreed to loan the Company an aggregate of $3.0 million. The Company issued Convertible Promissory Notes (the "Notes") to evidence its payment obligations with respect to the $3.0 million. The Notes had an interest rate of 8%, accruing daily and compounding annually. The Notes are convertible into unregistered equity securities of the Company upon the occurrence of events stated therein. The Notes and accrued interest automatically converted into 503,450 shares of common stock at $6.00 per share which was equal to the purchase price at which shares were sold to the public in an underwritten public offering (see Note 9). The Notes were subordinate to the Company's term loan with Oxford Finance LLC.

8. Term Loan

        In December 2012, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Oxford Finance LLC ("Oxford Finance") pursuant to which the Company borrowed a total of $15.0 million (the "Term Loan") from Oxford. The Term Loan accrues interest at a fixed annual interest rate equal to 9.20% (Three-month U.S. Libor rate of 0.47% plus 8.73%).

        In January 2014, the Company amended its Loan Agreement with Oxford Finance whereby the interest only period was extended for an additional twelve months (through January 1, 2015) as a result of the Company's convertible note financing (see Note 7) and completion of the Company's initial public offering (see Note 9). In connection with the amendment to the Loan Agreement the Company has paid Oxford Finance a total of $150,000. The $150,000 has been offset against the amount of the loan and is being amortized to interest expense.

        Interest on the Term Loan is payable monthly and principal is due in 30 equal consecutive monthly installments beginning on February 1, 2015 and ending on July 1, 2017. In addition, the Company is required to make a final payment of $675,000 on the maturity date of the Term Loan (July 1, 2017).

        The Company may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 2% of the outstanding principal during the first twenty-four months of the Term Loan. From months twenty-five to loan maturity the prepayment premium is 0.75% of the outstanding principal. The obligations of the Company under the Loan Agreement are secured with a blanket lien on all assets of the Company, excluding its intellectual property assets. Under the Loan Agreement, the

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2014

8. Term Loan (Continued)

Company is subject to specified affirmative and negative covenants. The Loan Agreement provides, that, upon the occurrence of certain events of default, the Company's obligations under the Loan Agreement may be automatically accelerated, whereupon the Company's obligations under the Loan Agreement shall be immediately due and payable. At December 31, 2014, the Company believes it is in compliance with the Loan Agreement.

        In connection with the Loan Agreement, the Company issued Oxford Finance warrants to purchase 25,002 shares of Series C Preferred Stock at $15.00 per share. The value of these warrants was calculated to be approximately $213,000 which is being accreted to interest expense ratably over the term of the loan. In connection with its initial public offering (see Note 9), the Series C preferred stock warrants were converted into 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

        Interest expense on the Term Loan including the accretion of the value of the related warrants and amortization of the deferred financing costs was approximately $1,545,100, $1,472,300 and $0 for the years ended December 31, 2014, 2013 and 2012, respectfully.

        The annual maturities of the Term Loan, as of December 31, 2014, are as follows:

2015	$5,105,407
2016	6,081,174
2017	3,813,419

Total	$15,000,000

        In February 2015, the Company terminated the Loan Agreement with Oxford (see Note 14)

9. Stockholders' Equity

Initial Public Offering and Related Transactions

        On May 29, 2014, the Company completed its initial public offering selling 9,166,667 shares of common stock at $6.00 per share. Proceeds from the Company's initial public offering, net of underwriting discounts and commissions and other offering costs, were $49.7 million.

        In addition, each of the following occurred in connection with the completion of the Company's IPO on May 29, 2014:

  •
  the conversion of all outstanding shares of convertible preferred stock into 8,809,325 shares of the Company's common stock; and

  •
  the conversion of the aggregate principal amount of $3.0 million and accrued interest under the Company's outstanding convertible subordinated promissory notes into 503,450 shares of the Company's common stock.

        On May 7, 2014, the Company filed an amendment to its amended and restated certificate of incorporation which, among other things, revised the automatic conversion provision relating to the Series C Preferred Stock, Series B Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock. Following such amendment, the Series C, the Series B, the Series A-1 and A-2

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2014

9. Stockholders' Equity (Continued)

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

        On May 29, 2014, the Company filed an amended and restated certificate of incorporation (the "Restated Certificate") with the Secretary of State of the State of Delaware in connection with the closing of the Company's initial public offering of shares of its common stock. The Company's board of directors (the "Board") and stockholders previously approved the Restated Certificate effective as of and contingent upon the closing of the Company's initial public offering.

        The Restated Certificate amends and restates in its entirety the Company's second amended and restated certificate of incorporation, as amended. The Restated Certificate, among other things: (i) authorizes 150,000,000 shares of common stock; (ii) eliminates all references to the previously existing series of preferred stock; (iii) authorizes 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Board in one or more series; (iv) provides that the Board be divided into three classes with staggered three-year terms, with one class of directors to be elected at each annual meeting of the Company's stockholders; (v) provides that directors may only be removed with cause and only upon the affirmative vote of holders of at least 75% of the voting power of all then-outstanding shares of capital stock of the Company entitled to vote generally in the election of directors; (vi) provides that only the Board, the chairman of the Board, if one is appointed, or the chief executive officer may call a special meeting of stockholders; and (vii) requires that any action instituted against the Company's officers or directors in connection with their service to the Company be brought in the State of Delaware.

Convertible Preferred Stock (Prior to IPO)

        Prior to its conversion in the IPO, the Company's convertible preferred stock was classified as temporary equity on its balance sheets instead of stockholders' (deficit) in accordance with authoritative guidance for the classification and measurement or redeemable securities. Upon certain change in control events that were outside of the Company's control, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock could cause its redemption.

Sales of Convertible Preferred Stock

        In March 2012, the Company completed its Series B Preferred Stock financing by issuing the remaining 253,999 shares of Series B convertible preferred stock at a price of $10.00 per share resulting in net proceeds of approximately $2.5 million.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2014

9. Stockholders' Equity (Continued)

        In July 2012, the Company entered into a Series C Preferred Stock Purchase Agreement (the "Series C Agreement") to issue a total of 2,711,734 shares of Series C Preferred Stock at a purchase price per share of $15.00. In July 2012, the Company issued the initial tranche of 1,578,400 shares of Series C Convertible Preferred Stock and received net proceeds of approximately $22.9 million.

        The Company evaluated each series of its preferred stock and determined that each individual series is considered an equity host under ASC 815, Derivatives and Hedging. In making this determination, the Company's analysis followed the whole instrument approach which compares an individual feature against the entire preferred stock instrument which includes that feature. The Company's analysis was based on a consideration of the economic characteristics and risks of each series of preferred stock. More specifically, the Company evaluated all of the stated and implied substantive terms and features, including (i) whether the preferred stock included redemption features, (ii) how and when any redemption features could be exercised, (iii) whether the holders of preferred stock were entitled to dividends, (iv) the voting rights of the preferred stock and (v) the existence and nature of any conversion rights. As a result of the Company's conclusion that the preferred stock represents an equity host, the conversion feature of all series of preferred stock is considered to be clearly and closely related to the associated preferred stock host instrument. Accordingly, the conversion feature of all series of preferred stock is not considered an embedded derivative that requires bifurcation.

        The Company accounts for potentially beneficial conversion features under ASC 470-20, Debt with Conversion and Other Options. At the time of each of the issuances of convertible preferred stock, the Company's common stock into which each series of the Company's preferred stock is convertible had an estimated fair value less than the effective conversion prices of the convertible preferred stock. Therefore, there was no intrinsic value on the respective commitment dates for the convertible preferred stock instruments.

10. Equity Incentive Plans

        The Company had granted stock options under an amended and restated 1997 Equity Incentive Plan (the "1997 Plan") and a 2008 Equity Incentive Plan (the "2008 Plan"). The plans provided for the granting of incentive and nonstatutory options and stock awards to consultants, directors, officers and employees. Such options are exercisable for a period of ten years and generally vest over a four-year period. In conjunction with the adoption of the 2008 Plan in April 2008, no additional grants were made from the 1997 Plan and issued options from the 1997 Plan remain outstanding. In 2014, the Company's Board of Directors approved the 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan is the successor to the Company's 2008 Plan and 1997 Plan. In conjunction with the adoption of the 2014 Plan in 2014, no additional grants were made from the 2008 Plan and options from the 1997 Plan and the 2008 Plan remain outstanding. As of December 31, 2014, there were 395,598 shares available for future grant under the 2014 Plan.

        Through December 31, 2014, the Company granted options to certain employees and nonemployees to purchase shares of common stock at exercise prices ranging from $0.71 to $1,928.57 per share. The Company recorded non cash stock based compensation expense of $1,380,713, $1,337,857 and $665,454 for the years ended December 31, 2014, 2013 and 2012, respectively, based on

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2014

10. Equity Incentive Plans (Continued)

the fair market value of the options granted at the grant date as determined using a Black-Scholes option pricing model. Stock-based compensation expense was as follows:

	Year Ended December 31,
	2014	2013	2012
Employee	$1,184,864	$475,897	$509,747
Non-employee	195,849	861,960	155,707

Total	$1,380,713	$1,337,857	$665,454

        Stock-based compensation expense related to stock options was allocated as follows:

	Year Ended December 31,
	2014	2013	2012
Research and development	$617,061	$861,908	$343,990
General and administrative	763,652	475,949	311,464

Total stock-based compensation expense	$1,380,713	$1,337,857	$665,454

        The following assumptions were used to compute employee stock-based compensation under the Black-Scholes option pricing model:

	2014	2013	2012
Risk-free interest rate	1.84%	1.73%	0.80%
Expected volatility	104.8%	104.8%	105.2%
Expected dividend yield	0%	0%	0%
Expected life (in years)	6.25	6.25	6.25

        Risk-free interest rate.    The Company bases the risk-free interest rate assumption on observed interest rates appropriate for the expected term of the stock option grants.

        Expected dividend yield.    The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

        Expected volatility.    The expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on comparable companies in the biotechnology and pharmaceutical industries.

        Expected term.    The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historic exercise behavior, management determined the expected life assumption using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period.

        Forfeitures.    The Company reduces stock-based compensation expense for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2014

10. Equity Incentive Plans (Continued)

        As of December 31, 2014, the unrecorded deferred stock-based compensation balance related to stock options was approximately $5.3 million and will be recognized over an estimated weighted-average amortization period of 1.98 years. The weighted average grant date fair value of options granted during the year ended December 31, 2014 was $7.00.

        The following table summarizes the options outstanding, options vested and the options exercisable as of December 31, 2014 and 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	649,275	$2.47	8.8 years
Options granted	692,456	4.38
Options cancelled/forfeited	—	—

Options outstanding at December 31, 2012	1,341,731	$3.41	8.9 years
Options granted	27,534	4.38
Options exercised	(52,037)	1.35
Options cancelled/forfeited	(153,607)	4.10

Options outstanding at December 31, 2013	1,163,621	3.44	7.9 years
Options granted	712,570	8.76
Options exercised	(41,904)	1.61
Options cancelled/forfeited	(16,739)	4.65

Options outstanding at December 31, 2014	1,817,548	5.56	7.9 years	$3,363,242

Options exercisable at December 31, 2014	923,301	3.34	6.8 years	$2,999,337

Vested and expected to vest at December 31, 2014	1,817,548	5.56	7.9 years

        Intrinsic value in the above table was calculated as the difference between the Company's estimated stock price at December 31, 2014, of $6.14, and the exercise price, multiplied by the number of options. Intrinsic value for options exercised during 2014 amounts to $208,979.

11. Income Taxes

        As of December 31, 2014, the Company had available net operating loss carryforwards ("NOL") of approximately $123.3 million and $82.1 million for federal and state income tax reporting purposes, respectively, which are available to offset future federal and state taxable income, if any, through 2034. The Company also has research and development tax credit carryforwards of approximately $2.9 million and $1.1 million for federal and state income tax reporting purposes, respectively, which are available to reduce federal income taxes, if any, through 2034 and state income taxes, if any, through 2029.

        The Internal Revenue Code of 1986, as amended (the "Code") provides for a limitation on the annual use of NOL and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes, as defined by the Code that could significantly limit the Company's ability to utilize these carryforwards. At this time, the Company has not completed

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2014

11. Income Taxes (Continued)

a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since the Company's formation, due to the costs and complexities associated with such a study. The Company may have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company may not be able to take full advantage of these carryforwards for federal and state income tax purposes.

        The Company does not have any significant unrecognized tax benefits.

        As of December 31, 2014, the Company has not accrued interest or penalties related to uncertain tax positions. The Company's tax returns for the years ended December 31, 2011 through December 31, 2013 are still subject to examination by major tax jurisdictions.

        For all years through December 31, 2014, the Company generated research credit but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment in known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	December 31
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$46,853,000	$41,800,000
Research credit carryforward	3,683,000	3,110,000
Stock options and other	795,000	481,000

Total gross deferred tax assets	51,331,000	45,391,000
Valuation allowance for deferred tax assets	(51,331,000)	(45,391,000)

Net deferred tax assets	$—	$—

        The gross deferred tax assets and the valuation allowance shown above represent the items which reduce the income tax benefit which would result from applying the federal statutory tax rate to the pretax loss and cause no income tax expense or benefit to be recorded for the years ended December 31, 2014 and 2013.

        The net change in the valuation allowance for the years ended December 31, 2014 and 2013 was an increase of $4.7 million and $6.0 million, respectively, related primarily to net operating losses incurred by the Company which are not currently deductible.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2014

11. Income Taxes (Continued)

        A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

	December 31,
	2014	2013	2012
Federal income tax at statutory rate	34%	34%	34%
State income tax benefit, net of federal benefit	6.0%	5.7%	5.8%
Research and development tax credits	3.0%	2.7%	0.4%
Other	—%	(1.4)%	(0.5)%
Increase to valuation allowance	(24.0)%	(41.0)%	(39.7)%

Effective income tax rate	19.00%	0.00%	0.00%

Sale of New Jersey Net Operating Losses

        The Company received approval to sell a portion of the Company's New Jersey net operating losses (NOLs) as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other companies. On February 27, 2014, the Company completed the sale of NOLs totaling approximately $39.1 million and research and development credits totaling approximately $0.4 million for net proceeds of approximately $3.6 million. Such proceeds are reflected as a tax benefit for year ended December 31, 2014.

12. Related Party Transactions

        Effective March 17, 2014, one of the Managing Partners of SmartPharma LLC, or SmartPharma, an entity which provides commercial and business development consulting services to the Company, was appointed Chief Commercial Officer. In connection with the appointment of this individual as Chief Commercial Officer, the Company amended its consulting agreement with SmartPharma to remove this individual from the list of persons providing service under the consulting agreement. SmartPharma invoiced the Company $126,500 of fees for the year ended December 31, 2014.

13. Commitments and Contingencies

Operating Leases

        The Company leases approximately 7,000 square feet of office space in Princeton, NJ. The current term of the lease is for a two year period ending on November 30, 2015. The Company has an option to renew the lease for a term of three years.

        Rent expense was $159,042, $141,854 and $113,962 for the years ended December 31, 2014, 2013 and 2012, respectively.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2014

13. Commitments and Contingencies (Continued)

        Future minimum annual lease commitments under the noncancelable operating lease in effect as of December 31, 2014 are as follows:

2015	$148,729

14. Subsequent Events

        The following events occurred subsequent to December 31, 2014 through the date the financial statements was available to be issued.

Private Placement

        In January 2015, the Company completed a private placement of approximately 3.4 million shares of common stock at $5.85 per share. Proceeds from the Company's private placement, net of commissions and other offering costs were $19.3 million.

Loan and Security Agreement

        In February 2015, the Company entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. ("Hercules") for a term loan of up to $25.0 million. A first tranche of $16.5 million was funded upon execution of the loan agreement, approximately $15.5 million of which was used to repay the Company's existing term loan with Oxford (see Note 8). The Company is scheduled to make interest only payments on the loan until July 1, 2016, which period may be extended under certain circumstances. Under the terms of the loan agreement, the Company may, but is not obligated to, draw an additional tranche of up to $8.5 million prior to July 1, 2016, subject to the achievement of certain clinical milestones, which may be extended to December 31, 2016 under certain circumstances.

        In connection with the loan agreement, the Company issued Hercules a warrant to purchase 180,274 shares of the Company's common stock at an exercise price of $5.89 per share and granted Hercules the right participate in future equity financings in an amount up to $2.0 million while the loan and warrant are outstanding.

15. Quarterly Data (Unaudited)

        The following tables summarize the quarterly results of operations for each of the quarters in 2014 and 2013. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited financial information and include all adjustments (consisting

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2014

15. Quarterly Data (Unaudited) (Continued)

only of normal recurring adjustments) necessary for a fair presentation of the information set forth herein.

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenue	$—	$—	$—	$—
Operating expenses	$2,447,626	$3,494,710	$6,048,884	$6,523,996
Net income (loss)	$839,293	$(3,718,401)	$(6,353,362)	$(6,844,998)
Basic net income (loss) per common share	$0.10	$(0.46)	$(0.34)	$(0.37)
Diluted net income (loss) per common share	$0.01	$(0.46)	$(0.34)	$(0.37)

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenue	$—	$—	$—	$—
Operating expenses	$4,228,361	$3,249,070	$3,321,389	$1,929,557
Net income (loss)	$(4,605,416)	$(3,619,879)	$(3,690,955)	$(2,404,370)
Basic net income (loss) per common share	$(109.18)	$(70.29)	$(71.67)	$(45.68)
Diluted net income (loss) per common share	$(109.18)	$(70.29)	$(71.67)	$(45.68)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Management's Annual Report on Internal Controls Over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Item 11.    Executive Compensation

        The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Item 14.    Principal Accounting Fees and Services

        The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following documents are filed as a part of this Annual Report on Form 10-K:

(a)
Financial Statements

        The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled "Financial Statements and Supplementary Data."

(b)
Financial Statement Schedules

        All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Financial Statements or notes thereto.

(c)
Exhibits

        The list of exhibits filed with this report is set forth in the Exhibit Index following the signature pages and is incorporated herein by reference.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2015.

AGILE THERAPEUTICS, INC.
By	/s/ ALFRED ALTOMARI Alfred Altomari Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED ALTOMARI Alfred Altomari	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2015
/s/ SCOTT M. COIANTE Scott M. Coiante	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2015
/s/ KAREN HONG Karen Hong, Ph.D.	Director	March 26, 2015
/s/ JOHN HUBBARD John Hubbard, Ph.D.	Director	March 26, 2015
/s/ ABHIJEET LELE Abhijeet Lele	Director	March 26, 2015
/s/ WILLIAM T. MCKEE William T. McKee	Director	March 26, 2015
/s/ ANDREW SCHIFF Andrew Schiff, M.D.	Director	March 26, 2015
/s/ JAMES TURSI James Tursi, M.D.	Director	March 26, 2015

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference, Exhibit 3.1 to Company's Current Report on Form 8-K, file number 001-36464, filed May 30, 2014.)

3.2		Amended and Restated Bylaws of the Registrant. (Incorporated by reference, Exhibit 3.2 to Company's Current Report on Form 8-K, file number 001-36464, filed May 30, 2014.)

4.1		Specimen Certificate evidencing shares of Registrant's common stock. (Incorporated by reference, Exhibit 4.1 to Company's Third Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 9, 2014.)

4.2		Fifth Amended and Restated Registration Rights Agreement, dated as of July 18, 2012, by and among the Registrant and the parties listed therein, as modified by the Amendment to Registration Rights Agreement, dated as of May 5, 2014, by and among the Registrant and the parties listed therein. (Incorporated by reference, Exhibit 4.2 to Company's Third Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 9, 2014.)

4.3		Form of Warrant to Purchase Shares of Series C preferred stock, as modified by the First Amendment to Warrant to Purchase Stock, dated January 31, 2014. (Incorporated by reference, Exhibit 4.3 to Company's First Amendment of Registration Statement on Form S-1, file number 333-194621, filed on April 17, 2014.)

10.1	+	Form of Indemnification Agreement. (Incorporated by reference, Exhibit 10.1 to Company's Second Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 5, 2014.)

10.2	+	Agile Therapeutics, Inc. Amended and Restated 1997 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder. (Incorporated by reference, Exhibit 10.2 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.3	+	Agile Therapeutics, Inc. Amended and Restated 2008 Equity Incentive Plan and form of Nonqualified Stock Option Agreement and form of Incentive Stock Option Agreement thereunder. (Incorporated by reference, Exhibit 10.3 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.4	+	Agile Therapeutics, Inc. 2014 Incentive Compensation Plan and form of Stock Option Agreement, form of Non-Employee Director Stock Option Agreement and form of Restricted Stock Unit Issuance Agreement thereunder. (Incorporated by reference, Exhibit 10.4 to Company's Third Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 9, 2014.)

10.5	+	Employment Agreement, dated October 11, 2010, by and between the Registrant and Alfred Altomari, as modified by the Amendment No. 1 to the Employment Agreement, dated December 12, 2012, by and between the Registrant and Alfred Altomari. (Incorporated by reference, Exhibit 10.4 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.6	+	Offer Letter, dated November 23, 2010, by and between the Registrant and Scott Coiante. (Incorporated by reference, Exhibit 10.5 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

Exhibit Number		Description
10.7	+	Offer Letter, dated December 9, 2013, by and between the Registrant and Dr. Elizabeth Garner. (Incorporated by reference, Exhibit 10.6 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.8	+	Offer Letter, dated March 12, 2014, by and between the Registrant and Katie MacFarlane. (Incorporated by reference, Exhibit 10.7 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.9	*	Development, License and Commercialization Agreement, dated October 18, 2006, by and between the Registrant and Corium International, Inc. as modified by the Addendum to the Development, License and Commercialization Agreement, dated January 10, 2012, by and between the Registrant and Corium International, Inc. and Addendum No. 2 to Development, License and Commercialization Agreement, dated February 6, 2013, by and between the Registrant and Corium International, Inc. (Incorporated by reference, Exhibit 10.9 to Company's Second Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 5, 2014.)

10.10		Loan and Security Agreement, dated December 14, 2012, by and between the Registrant and Oxford Finance LLC, as modified by the First Amendment to the Loan and Security Agreement, dated January 31, 2014, by and between the Registrant and Oxford Finance LLC. (Incorporated by reference, Exhibit 10.9 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.11		Consulting Agreement, dated October 16, 2009, by and between the Registrant and SmartPharma LLC, as modified by the Amendment to Consulting Agreement, dated February 22, 2013, by and between the Registrant and SmartPharma LLC, and Amendment No. 2 to Consulting Agreement, dated March 1, 2014, by and between the Registrant and SmartPharma LLC. (Incorporated by reference, Exhibit 10.10 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.12		Lease Agreement, dated November 19, 2010, by and between the Registrant and Bunn Farm Associates, LLC, as modified by the Lease Amendment, dated November 20, 2012, by and between the Registrant and Bunn Farm Associates, LLC, and the Second Lease Amendment, dated July 24, 2013, by and between the Registrant and Bunn Farm Associates, LLC. (Incorporated by reference, Exhibit 10.11 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

23.1		Consent of Ernst & Young LLP.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 26, 2015.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 26, 2015.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 26, 2015.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 26, 2015.

Exhibit Number	Description
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

+
Indicates management contract or compensatory plan or arrangement.

*
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.