Form 10-Q
period 2015-03-31
AGILE THERAPEUTICS INC
filed 2015-05-12
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 22,202,637 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 11, 2015.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2015

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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1.  Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

	March 31 2015	December 31 2014
Assets
Current assets:
Cash and cash equivalents	$53,865,380	$40,182,141
Prepaid expenses	495,221	803,775
Total current assets	54,360,601	40,985,916
Property and equipment, net of accumulated depreciation of $290,669 in 2015 and $285,643 in 2014	12,229,840	12,046,267
Prepaid expenses, long-term	1,677,434	1,677,434
Deferred financing costs, net	410,069	98,401
Other assets	18,208	18,208
Total assets	$68,696,152	$54,826,226
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,309,188	$2,631,217
Accrued expenses	1,108,412	1,062,113
Loan payable, current portion	—	5,003,143
Warrant liability	396,892	296,048
Total current liabilities	4,814,492	8,992,521
Loan payable, long-term	15,124,990	9,827,758
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value, authorized 150,000,000 shares; 22,160,233 shares issued and outstanding as of March 31, 2015 and 18,634,872 shares issued and outstanding as of December 31, 2014;	2,217	1,864
Additional paid-in capital	191,684,665	170,395,934
Accumulated deficit	(142,930,212)	(134,391,851)
Total stockholders’ equity	48,756,670	36,005,947
Total liabilities and stockholders’ equity	$68,696,152	$54,826,226

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2015	2014
Operating expenses:
Research and development	$5,378,148	$1,394,322
General and administrative	1,598,726	1,053,304
Total operating expenses	6,976,874	2,447,626
Loss from operations	(6,976,874)	(2,447,626)
Other income (expense)
Interest expense	(425,834)	(378,228)
Interest income	1,172	56
Change in fair value of warrants	(100,844)	12,606
Loss on extinguishment of debt	(1,035,981)	—
Loss before benefit from income taxes	(8,538,361)	(2,813,192)
Benefit from income taxes	—	3,652,485
Net (loss) income	$(8,538,361)	$839,293
Net (loss) income per share (basic)	$(0.40)	$0.10
Net (loss) income per share (diluted)	$(0.40)	$0.01

Weighted-average shares outstanding (basic)	21,282,692	106,309
Weighted-average shares outstanding (diluted)	21,282,692	822,178

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2015	2014
Cash flows from operating activities
Net (loss) income	$(8,538,361)	839,293
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	5,026	2,587
Noncash stock bonus	—	80,000
Noncash stock based compensation	644,721	228,106
Noncash interest	73,074	33,228
Loss on extinguishment of debt	1,035,981	—
Change in fair value of warrants	100,844	(12,606)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	308,554	51,430
Other assets	—	—
Accounts payable and accrued expenses	724,269	(290,451)
Net cash (used in) provided by operating activities	(5,645,892)	931,587
Cash flows from investing activities
Acquisition of property and equipment	(188,599)	(1,070)
Net cash used in investing activities	(188,599)	(1,070)
Cash flows from financing activities
Cash paid for offering costs	—	(40,160)
Proceeds from issuance of long-term debt, net	16,265,000	—
Repayment of long-term debt	(15,784,150)	—
Cash paid for financing costs	(423,256)	—
Proceeds from the issuance of common stock, net	19,330,613	—
Proceeds from exercise of stock options	129,523	—
Net cash provided by (used in) financing activities	19,517,730	(40,160)
Net increase in cash and cash equivalents	13,683,239	890,357
Cash and cash equivalents, beginning of period	40,182,141	2,119,646
Cash and cash equivalents, end of period	$53,865,380	$3,010,003
Supplemental cash flow information
Interest paid	$339,261	$345,000
Fair value of common stock warrants	$1,184,228	$—

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

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

The Company is devoting substantially all of its efforts toward research and development of its transdermal patch for use in contraception, and raising capital. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company has incurred losses each year since inception. As of March 31 2015, the Company had an accumulated deficit of approximately $142.9 million.

The Company has financed its operations to date primarily through the issuance and sale of its common stock in its initial public offering (see Note 7), private placements of its common stock and convertible preferred stock, venture loans, and non-dilutive grant funding. The Company expects to continue to incur net losses into the foreseeable future.

Basis of Presentation

The accompanying unaudited interim condensed financial statements  have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

In the opinion of management, the unaudited interim condensed financial statements reflects all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. Summary of Significant Accounting Polices

The Company’s complete listing of significant accounting policies are described in Note 2 to the Company’s audited financial statements as of December 31, 2014 included in its annual report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

2. Summary of Significant Accounting Polices (Continued)

accompanying notes. The Company bases its estimates and judgments on historical experience and various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for common stock warrants, stock-based compensation, income taxes, and accounting for research and development costs. Actual results could differ from those estimates.

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

The warrants issued in connection with the Company’s debt financing completed in February 2015 (see Note 6) are classified as a component of stockholders’ equity.  The value of such warrants was determined using the Black-Scholes option-pricing model.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

2. Summary of Significant Accounting Polices (Continued)

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

Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing the net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net (loss) income per share is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period determined using the treasury-stock and if-converted methods. Dilutive potential common shares are comprised of convertible preferred stock, convertible preferred stock warrants and options outstanding under the Company’s equity incentive plan.

Prior to their conversion in connection with the Company’s initial public offering, the Company’s Series A-1, Series A-2, Series B and Series C convertible preferred stock were entitles to participate in earnings of the Company based upon dividend rights.  Accordingly, prior to the initial public offering, the Company measured net income per share based upon the two-class method.  Net income attributable to common stockholders excludes $829,285 for the three months ended March 31, 2014 for net income attributable to participating securities.

Potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2015, because to do so would be anti-dilutive are as follows (in common equivalent shares):

March 31, 2015
Common stock warrants	242,779
Common stock options	2,234,191
Total	2,476,970

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

2. Summary of Significant Accounting Polices (Continued)

The following table summarizes the Company’s computation of basic and diluted net (loss) income per share for common stockholders:

	Three Months Ended March 31
	2015	2014
Numerator
Net (loss) income	(8,538,361)	$839,293
Less net income attributable to participating preferred stock	—	(829,180)
Net (loss) income attributable to common stockholders	(8,538,361)	$10,113
Denominator
Denominator for basic and diluted net loss per share	21,282,692	106,309
Effect of dilutive securities:
Stock options	—	715,869
Denominator for diluted net (loss) income per share	21,282,692	822,178

Net (loss) income per share, basic	$(0.40)	$0.10
Net (loss) income per share, diluted	$(0.40)	$0.01

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued an amendment to U.S. GAAP to simplify the balance sheet presentation of the costs for issuing debt.  The changes were adopted in Accounting Standards Update (ASU) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issue Costs.  Public companies will have to apply the amendments for reporting periods that begin after December 15, 2015.  This amendment requires adoption by revising the balance sheets for periods prior to the effective date.  The Company is currently evaluating the impact of this ASU and does not believe the adoption of this ASU will have a material impact on the Company’s financial position or results of operations.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of March 31, 2015 and December 31, 2014.

	Level 1	Level 2	Level 3
March 31, 2015
Assets:
Cash and cash equivalents	$53,807,863	$—	$—
Total assets at fair value	$53,807,863	$—	$—
Liabilities:
Common stock warrants	$—	$—	$396,892
Total liabilities at fair value	$—	$—	$396,892

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

3. Fair Value Measurements (Continued)

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of March 31, 2015 include (i) volatility (75.0%), (ii) risk free interest rate of 1.41% (estimated using treasury bonds with a 4.75 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($9.27) and (v) expected life (4.75 years).

The following is a rollforward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2014	$296,048
Change in fair value	100,844
Ending balance at March 31, 2015	$396,892

	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Cash and cash equivalents	$40,135,102	$—	$—
Total assets at fair value	$40,135,102	$—	$—
Liabilities:
Common stock warrants	—	—	296,048
Total liabilities at fair value	$—	$—	$296,048

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2014 include (i) volatility (104.8%), (ii) risk free interest rate of 1.68% (estimated using treasury bonds with a 5 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($6.14) and (v) expected life (five years).

There were no transfers between Level 1, 2 or 3 during 2013 or 2014. If the Company’s estimates regarding the fair value of its warrants are inaccurate, a future adjustment to these estimated fair values may be required. Additionally, these estimated fair values could change significantly.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

4. Prepaid Expenses

Prepaid expenses consist of the following:

	March 31, 2015	December 31, 2014
Prepaid clinical trial expense	$1,677,434	$1,677,434
Prepaid insurance	427,494	761,842
Other	67,727	41,933
Total prepaid expenses	$2,172,655	$2,481,209

Prepaid expenses, short-term	$495,221	$803,775
Prepaid expenses, long-term	1,677,434	1,677,434
Total prepaid expenses	$2,172,655	$2,481,209

Prepaid expenses, long-term represents non-refundable advances to the Company’s clinical research organization which will be applied against final invoices in accordance with the contractual terms of the arrangement.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2015	December 31, 2014
Employee bonuses	$211,297	$665,050
Accrued clinical trial costs	770,897	254,333
Other	126,218	142,730
Total accrued liabilities	$1,108,412	$1,062,113

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

6. Loan and Security Agreements

Oxford Finance LLC

In December 2012, the Company entered into a Loan and Security Agreement (the “Oxford Loan”) with Oxford Finance LLC (“Oxford”) pursuant to which the Company borrowed a total of $15.0 million from Oxford. The Oxford Loan accrued interest at a fixed annual rate equal to 9.20% (three-month U.S. Libor rate of 0.47% plus 8.73%).

Interest on the Oxford Loan was payable monthly and principal was due in 30 equal consecutive monthly installments beginning on February 1, 2015 and ending on July 1, 2017.  In addition, the Company was required to make a final payment of $675,000 on the maturity date of the Oxford Loan (July 1, 2017).

In February 2015, the Company terminated and repaid all amounts outstanding under the Oxford Loan and recorded a loss on the extinguishment of the Oxford Loan (see further discussion below).

Hercules Technology Growth Capital, Inc.

In February 2015, the Company entered into a loan and security agreement (the “Hercules Loan”) with Hercules Technology Growth Capital, Inc. (“Hercules”) for a term loan of up to $25.0 million.  A first tranche of $16.5 million was funded upon execution of the loan agreement, approximately $15.5 million of which was used to repay the Company’s existing term loan with Oxford.  The Company is scheduled to make interest only payments on the loan until July 1, 2016, which period may be extended under certain circumstances.  Under the terms of the loan and security agreement, the Company may, but is not obligated to, draw an additional tranche of up to $8.5 million prior to July 1, 2016, subject to the achievement of certain clinical milestones, which may be extended to December 31, 2016 under certain circumstances.

The Hercules Loan accrues interest at a rate of the greater of 9.0% or 9.0% plus Prime minus 4.25% and is payable monthly.  Principal is due in 30 equal consecutive monthly installments beginning on July 1, 2016 and ending on December 1, 2018.  In addition, the Company is required to make a final payment of $610,500 on the maturity date of the Hercules Loan (December 1, 2018).

The Company may prepay all, but not less than all, of the Hercules Loan subject to a prepayment premium of 3.0% of the outstanding principal if prepaid during the first year, 2.0% of the outstanding principal if prepaid during the second year and 1.0% of the outstanding principal if prepaid after the second year. The obligations of the Company under the Hercules Loan are secured by a perfected first position lien on all of the assets of the Company, excluding intellectual property assets.

In connection with the loan agreement, the Company issued Hercules a warrant to purchase 180,274 shares of the Company’s common stock at an exercise price of $5.89 per share and granted Hercules the right to participate in future equity financings in an amount up to $2.0 million while the loan and warrant are outstanding.

The Company allocated the proceeds of $16.5 million in accordance with ASC 470 based on the relative fair values.  The relative fair value of the warrants of approximately $1.2 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt.  The discount on the debt is being amortized to interest expense over the term of the debt.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

6. Loan and Security Agreements (continued)

As a result of the repayment of the Oxford Loan, the Company recorded a loss on the extinguishment of debt of approximately $1.0 million on the Company’s statement of operations for the three months ended March 31, 2015, representing a prepayment premium, the unamortized discount of the Oxford Loan and the write off of deferred financing costs.

7. Stockholders’ Equity

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

In addition, each of the following occurred in connection with the completion of the Company’s IPO on May 29, 2014:

•                  the conversion of all outstanding shares of convertible preferred stock into 8,809,325 shares of common stock

•                  the conversion of the aggregate principal amount of $3.0 million and accrued interest under the Company’s outstanding convertible subordinated promissory notes into 503,450 shares of common stock.

Private Placement

In January 2015, the Company completed a private placement of approximately 3.4 million shares of common stock at $5.85 per share.  Proceeds from the Company’s private placement, net of commissions and other offering costs, were approximately $19.3 million.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options was allocated as follows:

	Three Months Ended March 31
	2015	2014

Research and development	$315,907	$126,525
General and administrative	328,814	101,581
Total stock-based compensation expense	$644,721	$228,106

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

8. Income Taxes

Sale of New Jersey Net Operating Losses

The Company received approval to sell a portion of the Company’s New Jersey net operating losses (NOLs) as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other companies. On February 27, 2014, the Company completed the sale of NOLs totaling approximately $39.1 million for net proceeds of approximately $3.6 million. Such proceeds are reflected as a tax benefit for three months ended March 31, 2014.

9. Related Party Transactions

Effective March 17, 2014, one of the Managing Partners of SmartPharma LLC or SmartPharma, an entity which provides commercial and business development consulting services to the Company was appointed Chief Commercial Officer. In connection with the appointment of this individual as Chief Commercial Officer, the Company amended its consulting agreement with SmartPharma to remove this individual from the list of persons providing service under the consulting agreement. SmartPharma invoiced the Company $26,100 and $71,050 of fees for the three months ended March 31, 2015 and 2014, respectively.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2015.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Dollars in tabular format are presented in thousands, except per share data, or as otherwise indicated.

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

Since our inception in 1997, we have devoted substantial resources to developing Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $13.4 million, $9.2 million, $17.4 million and $5.4 million during the years ended December 31, 2014, 2013 and 2012 and the three months ended March 31, 2015, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla and advance our pipeline of product candidates. We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes, and term loans. As of March 31, 2015 and December 31, 2014 respectively, we had $53.9 million and $40.2 million in cash and cash equivalents.

On May 29, 2014, we completed our initial public offering whereby we sold 9,166,667 shares of common stock, at a public offering price of $6.00 per share, before underwriting discounts and expenses.  The aggregate net proceeds received by us from the initial public offering were $49.7 million.

On January 19, 2015, we completed a private placement of approximately 3.4 million shares of common stock at $5.85 per share. Proceeds from our private placement, net of commissions and other offering costs were approximately $19.3 million.

In February 2015, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) for a term loan of up to $25.0 million. A first tranche of $16.5 million was funded upon execution of the loan agreement, approximately $15.5 million of which was used to repay our existing term loan.

We have not generated any revenue and have never been profitable for any year. Our net loss attributable to common stockholders was $16.1 million, $14.3 million, $23.9 million and $8.5 million for the years ended December 31, 2014, 2013 and 2012 and the three months ended March 31, 2015, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, Twirla and any other product candidates we advance to clinical development.  We will continue to invest in the Corium facility, and incur significant expenses, in order to complete the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities in order to be capable of supplying projected commercial quantities of Twirla, if approved. We continue to plan the process of scaling up the commercial manufacturing capabilities for Twirla with Corium and the associated costs and timelines.  We expect the validation and expansion to be completed in coordination with our planned commercialization activities.  Corium is responsible for all aspects of Twirla manufacturing. If we obtain regulatory approval for Twirla, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing and distribution functions. We enrolled the first subject in our Phase 3 clinical trial in the third quarter of 2014.  We expect that we are likely to complete the trial in the third quarter of 2016.  We believe the key drivers of the timing for completion are subject screening and enrollment and the timelines for clinical supply.

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

To date, our research and development expenses have related primarily to the development of Twirla. For the three months ended March 31, 2015 and 2014 our research and development expenses were approximately $5.4 million and $1.4 million, respectively. The following table summarizes our research and development expenses by functional area.

	Three months ended March 31, (In thousands)
	2015	2014
Clinical development	$3,769	$68
Regulatory	49	133
Personnel related	464	471
Manufacturing — commercialization	618	385
Manufacturing	162	210
Stock-based compensation	316	127
Total research and development expenses	$5,378	$1,394

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance and administrative functions including insurance, stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs and professional fees for legal, patent review, consulting and accounting services. General and administrative expenses are expensed as incurred.

For the three months ended March 31, 2015 and 2014, our general and administrative expenses totaled approximately $1.6 million and $1.1 million, respectively. We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla and any of our other product candidates, and as we operate as a public company. These increases will likely include increased legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations.  Additionally, if in the future we believe regulatory approval of Twirla or any of our other product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

There have been no material changes to our critical accounting policies and estimates from the information provided discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

	Three months ended March 31,
	2015	2014	Change
	(In thousands)
Operating expenses:
Research and development	$5,378	$1,394	$3,984
General and administrative	1,599	1,053	546
Total operating expenses	6,977	2,447	4,530
Other income (expenses)
Interest expense	(426)	(378)	48
Interest income	2	—	2
Change in fair value of warrants	(101)	12	(113)
Loss on extinguishment of debt	(1,036)	—	1,036
Loss before income taxes	(8,538)	(2,813)	5,725
Benefit from income taxes	—	3,652	3,652
Net loss	$(8,538)	$839	$9,377

Research and development expenses.  Research and development expenses increased by $4.0 million, or 286% from $1.4 million for the three months ended March 31, 2014 to $5.4 million for the three months ended March 31, 2015.   This increase in research and development expenses was primarily due to the following:

•                  an increase in clinical development expenses of $3.8 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase is primarily related to service fees and costs associated with our ongoing Phase 3 clinical trial for Twirla; and

•                  an increase in stock-based compensation expense of $0.2 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily associated with stock option grants in February 2015.

General and administrative expenses.  General and administrative expenses increased by $0.5 million, or 52% from $1.1 million for the three months ended March 31, 2014 to $1.6 million for the three months ended March 31, 2015. This increase in general and administrative expense was primarily due to the following:

•                  an increase in stock compensation expense of $0.2 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily associated with stock options grants in February 2015; and

•                  an increase in directors and officers insurance expense of $0.2 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 attributed to becoming a public company.

Interest expense.  Interest expense is primarily attributable to our term loans with Hercules and Oxford Finance LLC for the three months ended March 31, 2015 and our term loan with Oxford for the three months ended March 31, 2014. Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules and Oxford and the amortization of the deferred financing costs associated with the term loans.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Change in fair value of warrants.  Certain of our warrants to purchase our preferred stock (prior to the IPO) and common stock are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants and warrants (prior to the IPO) to purchase common stock with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock.  During the three months ended March 31, 2015, the fair value of our warrant liability changed by $113 thousand compared to three months ended March 31, 2014 primarily due to the change in the fair value of the underlying common stock.

Loss on extinguishment of debt.  In February 2015, we entered into a loan and security agreement with Hercules for a term loan of up to $25.0 million.  A first tranche of $16.5 million was funded upon execution of the loan and security agreement, approximately $15.5 million of which was used to repay our existing loan with Oxford.  As a result of the repayment of the loan with Oxford, we recorded a loss on the extinguishment of debt of approximately $1.0 million representing the difference between the amount paid to Oxford Finance and the carrying amount of the Oxford loan.  Included in the loss on extinguishment of debt is the prepayment premium, the unamortized discount and the write off of deferred financing costs.

Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents totaling $53.9 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Three months ended March 31, (In thousands)
	2015	2014

Cash (used in) provided by operating activities	$(5,646)	$931
Cash used in investing activities	$(188)	$(1)
Cash provided by (used in) financing activities	$19,518	$(40)
Net increase in cash and cash equivalents	$13,683	$890

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our primary product candidate Twirla was being developed. With the initiation of the Phase 3 clinical trial in the third quarter of 2014, clinical development expenses for the three months ended March 31, 2015 increased as compared to the three months ended March 31, 2014. Net cash used in operating activities was $5.6 million for the three months ended March 31, 2015 and consisted primarily of a net loss of $8.5 million which was offset by a loss on the extinguishment of debt of $1.0 million, non-cash stock based compensation expense of $0.6 million and a decrease in accounts payable and accrued expenses of $0.7 million. Net cash provided by operating activities was $0.9 million for the three months ended March 31, 2014 and consisted primarily of net income of $0.8 million which was primarily the result of the receipt of $3.6 million from the sale of a portion of our New Jersey state NOLs.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was $0.2 million and $1 thousand, respectively. Cash used in investing activities for these periods represents the acquisition of equipment to be used in the commercialization of Twirla.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $19.5 million which included (i) net proceeds of $19.3 million from the private placement of approximately 3.4 million shares of our common stock, (ii) gross proceeds of $16.5 million from a term loan with Hercules and (iii) the repayment of our loan with Oxford of $15.8 million. Cash used in financing activities for the three months ended March 31, 2014 represented costs associated with our initial public offering of common stock which was completed in May 2014.

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

We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditures requirements through the end of 2016. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2015 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Term loan	$21,021	$1,510	$19,511	—	—
Operating lease	108	108	—	—	—
Total	$21,129	$1,618	$19,511	—	—

The term loan represents principal and interest associated with the loan we entered into with Hercules Technology Growth Capital, Inc. in February 2015 which is discussed in further detail below.

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

February 2015 Loan and Security Agreement — Hercules Technology Growth Capital, Inc.

In February 2015, we entered into a loan and security agreement, referred to herein as the Hercules Loan with Hercules for a term loan of up to $25.0 million.  A first tranche of $16.5 million was funded upon execution of the loan agreement, approximately $15.5 million of which was used to repay our existing term loan with Oxford.  We are scheduled to make interest only payments on the loan until July 1, 2016, which period may be extended under certain circumstances.  Under the terms of the loan and security agreement, we may, but are not obligated to draw an additional tranche of up to $8.5 million prior to July 1, 2016, subject to the achievement of certain clinical milestones, which may be extended to December 31, 2016 under certain circumstances.

The Hercules Loan accrues interest at a rate of the greater of 9.0% or 9.0% plus Prime minus 4.25% and is payable monthly.  Principal is due in 30 equal consecutive monthly installments beginning on July 1, 2016 and ending on December 1, 2018.  In addition, we are required to make a final payment of $610,500 on the maturity date of the Hercules Loan (December 1, 2018).

We may prepay all, but not less than all, of the Hercules Loan subject to a prepayment premium of 3.0% of the outstanding principal if prepaid during the first year, 2.0% of the outstanding principal if prepaid during the second year and 1.0% of the outstanding principal if prepaid after the second year. Our obligations under the Hercules Loan are secured by a perfected first position lien on all of our assets, excluding intellectual property assets.

In connection with the loan agreement, we issued Hercules a warrant to purchase 180,274 shares of our common stock at an exercise price of $5.89 per share and granted Hercules the right to participate in future equity financings in an amount up to $2.0 million while the loan and warrant are outstanding.

We allocated the proceeds of $16.5 million in accordance with ASC 470 based on the relative fair values.  The relative fair value of the warrants of approximately $1.2 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt.  The discount on the debt is being amortized to interest expense over the term of the debt.

As a result of the repayment of our existing term loan with Oxford we recorded a loss on the extinguishment of debt of approximately $1.0 million on our statement of operations for the three months ended March 31, 2015, primarily representing a prepayment premium and the write off of deferred financing costs.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued an amendment to U.S. GAAP to simplify the balance sheet presentation of the costs for issuing debt.  The changes were adopted in Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issue Costs (ASU No. 2015-3).  Public companies will have to apply the amendments for reporting periods that begin after December 15, 2015. The amendment requires adoption by revising the balance sheets for periods prior to the effective date.  We are currently evaluating the impact of this ASU and do not believe the adoption of this ASU will have a material impact on our financial position or results of operations.

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

We had cash and cash equivalents of $53.9 million and $40.2 million at March 31, 2015 and December 31, 2014, respectively, consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0%

increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 1A.  Risk Factors.

Investing in our common stock involves a high degree of risk.  You should carefully consider the risk factors set forth below as well as the other information contained in this Quarterly Report on Form 10-Q  and in our other public filings in evaluating our business. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations. In these circumstances, the market price of our common stock would likely decline.

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

Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In the United States, it is necessary to submit an NDA to obtain FDA approval. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication, although we may partially rely on published scientific literature or the FDA’s prior approval of similar products. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA may further inspect our manufacturing facilities to ensure that the facilities can manufacture our product candidates and our products, if and when approved, in compliance with the applicable regulatory requirements, as well as inspect our clinical trial sites to ensure that our studies are properly conducted. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. Upon submission of an NDA, the FDA must make an initial determination that the application is sufficiently complete to accept the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA, or ultimately be approved. If the application is not accepted for review or approval, the FDA may require that we conduct additional clinical or preclinical trials, or take other actions before it will reconsider our application. If the FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider any additional information to be complete or sufficient to support approval.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, adverse events may occur or other risks may be discovered in our ongoing Phase 3 clinical trial for Twirla that would cause us to suspend or terminate the clinical trial. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in or adherence to trial protocols, differences in size and type of the subject populations and the rates of dropout among clinical trial subjects. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for our product candidates. For example, we received a CRL from the FDA with respect to an NDA previously filed for Twirla, in which the FDA requested, among other items, additional Phase 3 clinical data to support the application.  While our ongoing Phase 3 clinical trial was designed and is being implemented in a manner to address the FDA’s comments and guidance, it is possible that the trial may not be successful or the FDA could conclude the data are not reliable or generalizable. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trials may not be successful.

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

We are currently conducting a Phase 3 clinical trial for Twirla and we expect to conduct additional clinical trials in the future for our other product candidates. Subject enrollment, which is a significant factor in the timing of clinical trials, is affected by a variety of factors, including the following:

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

•                  Subject’s relationship with her partner; and

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

We may be unable to initiate or complete development of our product candidates on schedule, if at all. The timing for the completion of the studies for our product candidates other than Twirla will require funding beyond our existing cash and cash equivalents. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of Twirla, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our product candidates. Additional delays may result if the FDA, an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. Studies required to demonstrate the safety and efficacy of our product candidates are time consuming, expensive and together take several years or more to complete. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Delays in regulatory approvals or rejections of applications for regulatory approval in the United States, Europe, Japan or other markets may result from many factors, including:

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

We have incurred losses in each year since our inception in December 1997. Our net losses attributable to common stockholders were $16.1 million, $14.3 million and $23.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our net loss was $8.5 million for the three months ended March 31, 2015.  As of March 31, 2015, we had an accumulated deficit of $142.9 million.

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

We need large amounts of capital to support our development and commercialization efforts for Twirla. If we are unable to secure sufficient capital to fund our operations, we will not be able to continue these efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to Twirla with third parties in ways that we currently do not intend or on terms that may not be favorable to us.  Our cash and cash equivalents were $53.9 million as of March 31, 2015. Based on our current operating plans, we believe that our cash and cash equivalents will be sufficient to meet our anticipated operating needs through the end of 2016. We anticipate requiring additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or we encounter any unforeseen events that affect our current business plan.

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

The Hercules Loan subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, change our line of business, liquidate or dissolve, enter into any change in control transaction, merge or consolidate with any other entity or acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness, incur certain types of liens on our property, including our intellectual property, pay any dividends or other distributions on our capital stock other than dividends payable solely in capital stock or redeem our capital stock. Our business may be adversely affected by these restrictions on our ability to operate our business.

The Hercules Loan is secured by substantially all of our property other than our intellectual property. We are currently required to make interest-only payments through June 2016. The term loan currently bears interest at rate of 9.0% per annum and matures on December 1, 2018.

Additionally, we may be required to repay the outstanding indebtedness under the term loan if an event of default occurs under the loan agreement. Under the Hercules Loan, an event of default will occur if, among other things, we fail to make payments under the loan agreement; we breach any of our covenants under the loan agreement, subject to specified cure periods with respect to certain breaches; Hercules determines in good faith that we are unable to satisfy our obligations under the loan agreement as they become due and that our principal investors do not intend to fund amounts necessary to satisfy such obligations; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit Hercules to accelerate the maturity of such indebtedness or that could have a material adverse effect on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes all of our property other than our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. From our inception to March 31, 2015, we have cumulative net cash flows used by operating activities of $126.9 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through the end of 2016. We expect that these funds will not be sufficient to enable us to complete all necessary development of our product candidates other than Twirla, complete validation of our commercial manufacturing process or commercially launch Twirla or our other current product candidates. Accordingly, we will be required to obtain further funding through other public or private offerings, debt financing, collaboration or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward- looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.

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

The proportion of the U.S. market that is made up of generic products has been increasing over time. In 2005, generic contraceptive products held 47% of prescription volume and 34% of sales and, by 2011, those values had risen to 68% and 44%, respectively. As of December 2014, 78% of the prescription volume and 42% of sales of combined hormonal contraceptives, or CHCs, in the U.S. were generated by generic products. If this trend continues, it may be more difficult to introduce Twirla, if approved, as a branded contraceptive, at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to introduce Twirla in order to overcome the trend towards generics and to gain access to reimbursement by payors. If we are unable to introduce Twirla at a price that is commensurate with that of current branded contraceptive products, or we are unable to gain reimbursement from payors for Twirla, or if patients are unwilling to pay any price differential between Twirla and a generic contraceptive, our revenues will be limited. For example, in light of the introduction of the generic version of the Ortho Evra product by Mylan Inc. in April 2014, and the subsequent discontinuation of distribution of Ortho Evra by Janssen in order to be competitive and gain market share, we may increase the rebates available to commercial payors or we may provide incentives to consumers covered by non-governmental payors, such as coupons or rebates, in order to make up for the difference in the co-payment for Twirla and the generic patch product.

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

•                  The approval of a generic equivalent to Evra, Xulane® was announced by Mylan Inc. in April 2014. Subsequently, Janssen indicated it plans to wind down distribution of Evra. As of March 2015, 94% of patch prescriptions were filled with the generic.

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

Our potential competitors include large, well-established pharmaceutical companies, and specialty pharmaceutical sales and marketing companies. These companies include Merck & Co., Inc., or Merck, which markets Nuvaring®, Actavis plc, or Actavis, which markets several branded and generic contraceptives including Loestrin® 24 and LoLoestrin®, Teva Pharmaceutical Industries Ltd., or Teva, which markets several branded and generic contraceptives including Gianvi® and Quartette®, Bayer AG, or Bayer, which markets Beyaz® and Mirena®, Johnson & Johnson, which markets Ortho-Tri-Cyclen® Lo, Pfizer Inc., which markets Alesse® and Mylan Inc. which markets Xulane™, a generic version of Ortho Evra. Additionally, several generic manufacturers currently market and continue to introduce new generic contraceptives, including Sandoz International GmbH, Glenmark Pharmaceuticals Ltd., Lupin Pharmaceuticals, Inc., and Amneal Pharmaceuticals LLC.

There are other contraceptive product candidates in development that, if approved, would potentially compete with Twirla. Specifically, Bayer has a contraceptive patch approved in the European Union, or E.U.  Bayer entered into a license and distribution agreement for the sale of this contraceptive patch in Europe with Gedeon Richter LTD. Other companies that have new contraceptive product candidates in various stages of development include Teva (oral contraceptive in Phase 3), Merck (oral contraceptive in Phase 3), Actavis (vaginal ring and oral contraceptive in Phase 2) and Antares Pharma, Inc. (transdermal gel contraceptive in Phase 2).

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

We, through Corium, also rely on certain third parties as the current sole source of the materials they supply. Although many of these materials are produced in more than one location or are available from another supplier, if any of these materials becomes unavailable to us for any reason, we likely would incur added costs and delays in identifying or qualifying replacement materials and there can be no assurance that replacements would be available to us on acceptable terms, or at all. In certain cases we may be required to get regulatory approval to use alternative suppliers, and this process of approval could delay development of our product candidates and, assuming FDA approval, commercial production of Twirla, indefinitely.  For example, the sole manufacturer of one of the components of the packaging of our Twirla patch notified us that it would be discontinuing manufacture of the component later in 2015.  In conjunction with Corium, we were able to secure an amount of inventory of the packaging component that we believe will last until 2019.  We are currently sourcing a replacement for this discontinued packaging component that we can use once our current supply is depleted.

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

•                  Our patents may face paragraph IV challenges from potential generic of 505(b)(2) applicants, asserting that our applicable patents are invalid, enforceable, or will not be infringed by the manufacture, use, or sale of the competitive drug product;

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

A key element of our strategy is to develop, obtain regulatory approval for and commercialize our portfolio of product candidates in addition to Twirla. To do so, we plan to utilize our proprietary transdermal delivery technology, Skinfusion, to develop additional product candidates. We may not be successful in our efforts to develop our portfolio of additional product candidates, and any product candidates we do develop may not produce commercially viable products that safely and effectively treat their indicated conditions. To date, our efforts have identified three additional product candidates in addition to Twirla, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle, AG200-SP, which is a regimen designed to provide shorter, lighter periods, and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen.

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

As of May 11, 2015, we had a total of 14 full-time employees, and we use third-party consultants to assist with our current sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As of May 11, 2015, we had 22,202,637 shares of common stock outstanding.  Of these shares, 12,618,736 shares of common stock are freely tradeable, without restriction, in the public market.  Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock

In addition, the 2,191,787 shares subject to outstanding options under our stock option plans and the 617,793 shares reserved for future issuance under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

As of March 31, 2015, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 76.9% of our outstanding voting stock.

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

We will have considerable discretion in the application of the net proceeds from our recently completed initial public offering. We intend to use the majority of the net proceeds from our initial public offering and our recently completed private placement to conduct a Phase 3 clinical trial for Twirla, obtain marketing approval and begin preparations for the U.S. commercial launch of Twirla, continue the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities, develop our product pipeline, and for working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, validation of capital equipment and the costs of operating as a public company. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds from our recently completed initial public offering. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from our recently completed initial public offering in a manner that does not produce income or that loses value.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Securities

In February 2015, we issued options exercisable for an aggregate of 127,602 shares of common stock at an exercise price of $9.45 to employees of the Company.  The options were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

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

As of March 31, 2015, we have used approximately $15.1 million of our net proceeds from the IPO primarily to fund the Phase 3 clinical trial for Twirla and general working capital purposes.

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

Date: May 12, 2015	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2015

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

4.1

Warrant Agreement between Agile Therapeutics, Inc. and Hercules Technology Growth Capital, Inc., dated February 24, 2015 (incorporated by reference, Exhibit 4.1 to Company’s form 8-K, file number 001-36464, filed on February 24, 2015.)

10.1

Stock Purchase Agreement, dated as of January 19, 2015, by and among Agile Therapeutics, Inc. and the accredited investors identified in Exhibit A thereto (incorporated by reference, Exhibit 10.1 to Company’s form 8-K, file number 001-36464, filed on January 23, 2015.)

10.2

Placement Agent Agreement, dated as of January 9, 2015, by and between Agile Therapeutics, Inc. and William Blair & Company L.L.C. (incorporated by reference, Exhibit 10.2 to Company’s form 8-K, file number 001-36464, filed on January 23, 2015.)

10.3

Loan and Security Agreement between Agile Therapeutics, Inc. and Hercules Technology Growth Capital, Inc., dated February 24, 2015 (incorporated by reference, Exhibit 10.1 to Company’s form 8-K, file number 001-36464, filed on February 24, 2015.)

10.4

Equity Rights Letter Agreement between Agile Therapeutics, Inc. and Hercules Technology Growth Capital, Inc., dated February 24, 2015 (incorporated by reference, Exhibit 10.1 to Company’s form 8-K, file number 001-36464, filed on February 24, 2015.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2015.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2015.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2015.

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

Date: May 12, 2015	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2015

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)