Form 10-Q
period 2015-06-30
AGILE THERAPEUTICS INC
filed 2015-08-13
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 22,271,601 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 12, 2015.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended June 30, 2015

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

i

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

ii

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1.  Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

	June 30 2015	December 31 2014
Assets
Current assets:
Cash and cash equivalents	$46,407,478	$40,182,141
Prepaid expenses	817,072	803,775
Total current assets	47,224,550	40,985,916
Property and equipment, net of accumulated depreciation of $295,699 in 2015 and $285,643 in 2014	12,310,298	12,046,267
Prepaid expenses, long-term	1,751,051	1,677,434
Deferred financing costs, net	370,508	98,401
Other assets	18,208	18,208
Total assets	$61,674,615	$54,826,226
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,663,762	$2,631,217
Accrued expenses	2,214,307	1,062,113
Loan payable, current portion	—	5,003,143
Warrant liability	355,545	296,048
Total current liabilities	5,233,614	8,992,521
Loan payable, long-term	15,257,642	9,827,758
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value, authorized 150,000,000 shares; 22,238,137 shares issued and outstanding as of June 30, 2015 and 18,634,872 shares issued and outstanding as of December 31, 2014;	2,225	1,864
Additional paid-in capital	192,597,795	170,395,934
Accumulated deficit	(151,416,661)	(134,391,851)
Total stockholders’ equity	41,183,359	36,005,947
Total liabilities and stockholders’ equity	$61,674,615	$54,826,226

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Operating expenses:
Research and development	$6,167,758	$2,390,857	$11,545,906	$3,785,180
General and administrative	1,813,784	1,103,853	3,412,510	2,157,157
Total operating expenses	7,981,542	3,494,710	14,958,416	5,942,337
Loss from operations	(7,981,542)	(3,494,710)	(14,958,416)	(5,942,337)
Other income (expense)
Interest expense	(547,589)	(403,488)	(973,423)	(781,714)
Interest income	1,335	82	2,507	137
Change in fair value of warrants	41,347	179,715	(59,497)	192,321
Loss on extinguishment of debt	—	—	(1,035,981)	—
Loss before benefit from income taxes	(8,486,449)	(3,718,401)	(17,024,810)	(6,531,593)
Benefit from income taxes	—	—	—	3,652,485
Net loss	$(8,486,449)	$(3,718,401)	$(17,024,810)	$(2,879,108)
Net loss per share - basic and diluted	$(0.38)	$(0.46)	$(0.78)	$(0.71)

Weighted-average shares outstanding —basic and diluted	22,202,860	8,000,092	21,745,318	4,074,734

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2015	2014
Cash flows from operating activities
Net loss	$(17,024,810)	$(2,879,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,056	5,043
Noncash stock bonus	—	80,000
Noncash stock based compensation	1,382,673	592,345
Noncash interest	245,287	91,715
Loss on extinguishment of debt	1,035,981	—
Change in fair value of warrants	59,497	(192,321)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(86,914)	(514,514)
Other assets	—	—
Accounts payable and accrued expenses	1,184,739	1,604,316
Net cash used in operating activities	(13,193,491)	(1,212,524)
Cash flows from investing activities
Acquisition of property and equipment	(274,087)	(6,741)
Net cash used in investing activities	(274,087)	(6,741)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net	16,265,000	—
Repayment of long-term debt	(15,784,150)	—
Proceeds from convertible bridge notes	—	3,000,000
Cash paid for financing costs	(423,256)	(150,000)
Proceeds from the issuance of common stock, net	19,330,613	49,743,641
Proceeds from exercise of stock options	304,708	—
Net cash provided by financing activities	19,692,915	52,593,641
Net increase in cash and cash equivalents	6,225,337	51,374,376
Cash and cash equivalents, beginning of period	40,182,141	2,119,646
Cash and cash equivalents, end of period	$46,407,478	$53,494,022

Supplemental disclosure of noncash financing activities
Fair value of common stock warrants issued	$1,184,228	$—
Conversion of preferred stock into common stock	$—	$69,232,677
Conversion of notes payable and interest into common stock	$—	$3,020,667

Supplemental cash flow information
Interest paid	$718,761	$690,000
Income taxes paid	$—	$—

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2015

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

The Company is devoting substantially all of its efforts toward research and development of its transdermal patch for use in contraception, and raising capital. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company has incurred losses each year since inception. As of June 30, 2015, the Company had an accumulated deficit of approximately $151.4 million.

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

In the opinion of management, the unaudited interim condensed financial statements reflects all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

June 30, 2015

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

June 30, 2015

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

Potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2015 and 2014 because to do so would be anti-dilutive are as follows (in common equivalent shares):

	June 30
	2015	2014
Common stock warrants	242,779	62,505
Common stock options	2,238,688	1,750,120
Total	2,481,467	1,812,625

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2015

2. Summary of Significant Accounting Polices (Continued)

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

June 30, 2015

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of June 30, 2015 and December 31, 2014.

	Level 1	Level 2	Level 3
June 30, 2015
Assets:
Cash and cash equivalents	$46,361,275	$—	$—
Total assets at fair value	$46,361,275	$—	$—
Liabilities:
Common stock warrants	$—	$—	$355,545
Total liabilities at fair value	$—	$—	$355,545

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2015

3. Fair Value Measurements (Continued)

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of June 30, 2015 include (i) volatility (75.0%), (ii) risk free interest rate of 1.63% (estimated using treasury bonds with a 4.50 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($8.59) and (v) expected life (4.50 years).

The following is a rollforward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2014	$296,048
Change in fair value	59,497
Ending balance at June 30, 2015	$355,545

	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Cash and cash equivalents	$40,135,102	$—	$—
Total assets at fair value	$40,135,102	$—	$—
Liabilities:
Common stock warrants	—	—	296,048
Total liabilities at fair value	$—	$—	$296,048

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2014 include (i) volatility (104.8%), (ii) risk free interest rate of 1.68% (estimated using treasury bonds with a 5 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($6.14) and (v) expected life (five years).

There were no transfers between Level 1, 2 or 3 during 2014 or 2015. If the Company’s estimates regarding the fair value of its warrants are inaccurate, a future adjustment to these estimated fair values may be required. Additionally, these estimated fair values could change significantly.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2015

4. Prepaid Expenses

Prepaid expenses consist of the following:

	June 30, 2015	December 31, 2014
Prepaid clinical trial expense	$1,751,051	$1,677,434
Prepaid insurance	746,589	761,842
Other	70,483	41,933
Total prepaid expenses	$2,568,123	$2,481,209

Prepaid expenses, short-term	$817,072	$803,775
Prepaid expenses, long-term	1,751,051	1,677,434
Total prepaid expenses	$2,568,123	$2,481,209

Prepaid expenses, long-term represents non-refundable advances to the Company’s clinical research organization which will be applied against final invoices in accordance with the contractual terms of the arrangement.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2015	December 31, 2014
Employee bonuses	$422,593	$665,050
Accrued clinical trial costs	1,609,134	254,333
Other	182,580	142,730
Total accrued liabilities	$2,214,307	$1,062,113

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2015

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

Hercules Technology Growth Capital, Inc.

In February 2015, the Company entered into a loan and security agreement (the “Hercules Loan”) with Hercules Technology Growth Capital, Inc. (“Hercules”) for a term loan of up to $25.0 million.  A first tranche of $16.5 million was funded upon execution of the Hercules Loan, approximately $15.5 million of which was used to repay the Company’s existing term loan with Oxford.  The Company is scheduled to make interest only payments on the loan until July 1, 2016, which period may be extended under certain circumstances.  Under the terms of the Hercules Loan, the Company may, but is not obligated to, draw an additional tranche of up to $8.5 million prior to July 1, 2016, subject to the achievement of certain clinical milestones, which may be extended to December 31, 2016 under certain circumstances.

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

In connection with the Hercules Loan, the Company issued Hercules a warrant to purchase 180,274 shares of the Company’s common stock at an exercise price of $5.89 per share and granted Hercules the right to participate in future equity financings in an amount up to $2.0 million while the loan and warrant are outstanding.

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

June 30, 2015

6. Loan and Security Agreements (continued)

As a result of the repayment of the Oxford Loan, the Company recorded a loss on the extinguishment of debt of approximately $1.0 million on the Company’s statement of operations for the six months ended June 30, 2015, representing a prepayment premium, the unamortized discount of the Oxford Loan and the write off of deferred financing costs.

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

Shelf Registration Statement

On June 19, 2015, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million (the “2015 Shelf Registration Statement”).  On July 1, 2015, the 2015 Shelf Registration Statement was declared effective by the SEC.  In the future, the Company may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered.  At the time any of the securities covered by the 2015 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2015

7. Stockholders’ Equity (continued)

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options was allocated as follows:

	Three Months Ended June 30
	2015	2014

Research and development	$320,016	$208,908
General and administrative	417,936	155,331
Total stock-based compensation expense	$737,952	$364,239

	Six Months Ended June 30
	2015	2014

Research and development	$635,923	$335,433
General and administrative	746,750	256,912
Total stock-based compensation expense	$1,382,673	$592,345

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

9. Related Party Transactions

Effective March 17, 2014, one of the Managing Partners of SmartPharma LLC or SmartPharma, an entity which provides commercial and business development consulting services to the Company was appointed Chief Commercial Officer. In connection with the appointment of this individual as Chief Commercial Officer, the Company amended its consulting agreement with SmartPharma to remove this individual from the list of persons providing service under the consulting agreement. SmartPharma invoiced the Company $18,050 and $44,150 of fees for the three and six months ended June 30, 2015, respectively, and $3,250 and $74,300 of fees for the three and six months ended June 30, 2014, respectively.

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

Overview

We are a women’s health specialty pharmaceutical company focused on the development and commercialization of new prescription contraceptive products for women. Our product candidates are designed to provide women with contraceptive options that offer greater convenience and facilitate compliance. We have developed a proprietary transdermal patch technology, called Skinfusion®, which is designed to provide advantages over currently available patches and is intended to optimize patch adherence and stability and patient comfort. Our lead product candidate, Twirla®, also known as AG200-15, is a once-weekly contraceptive patch currently in Phase 3 clinical development.

Since our inception in 1997, we have devoted substantial resources to developing Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $13.4 million, $9.2 million, $17.4 million, $6.2 million and $11.6 million during the years ended December 31, 2014, 2013 and 2012 and the three and six months ended June 30, 2015, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla and advance our pipeline of product candidates. We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes, and term loans. As of June 30, 2015 and December 31, 2014 respectively, we had $46.4 million and $40.2 million in cash and cash equivalents.

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

We have not generated any revenue and have never been profitable for any year. Our net loss attributable to common stockholders was $16.1 million, $14.3 million, $23.9 million, $8.5 million and $17.0 million for the years ended December 31, 2014, 2013 and 2012 and the three and six months ended June 30, 2015, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, Twirla and any other product candidates we advance to clinical development.  We do not own any manufacturing facilities and rely on our third party manufacturer, Corium International, Inc., or Corium for all aspects of the manufacturing of Twirla.  We will continue to invest in the manufacturing process for Twirla, and incur significant expenses, in order to complete the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities in order to supply projected commercial quantities of Twirla, if approved. We continue to plan the process of scaling up the commercial manufacturing capabilities for Twirla with

Corium and the associated costs and timelines.  We expect the validation and expansion to be completed in coordination with our planned commercialization activities.   If we obtain regulatory approval for Twirla, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing and distribution functions. We enrolled the first subject in our Phase 3 clinical trial in the third quarter of 2014, and expect to complete the trial in the third quarter of 2016.  We believe the key drivers of the timing for completion are subject screening and enrollment and the timelines for clinical supply.

We expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations and pipeline in addition to Twirla. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

To date, our research and development expenses have related primarily to the development of Twirla. For the three months ended June 30, 2015 and 2014 our research and development expenses were approximately $6.2 million and $2.4 million, respectively.  For the six months ended June 30, 2015 and 2014 our research and development expenses were approximately $11.6 million and $3.8 million, respectively.  The following table summarizes our research and development expenses by functional area.

	Three months ended June 30		Six months ended June 30
	(In thousands)
	2015	2014	2015	2014

Clinical development	$4,678	$1,177	$8,448	$1,245
Regulatory	83	65	130	201
Personnel related	487	443	951	911
Manufacturing — commercialization	530	245	1,149	630
Manufacturing	70	252	232	462
Stock-based compensation	320	209	636	336
Total research and development expenses	$6,168	$2,391	$11,546	$3,785

It is difficult to determine with any certainty the duration and completion costs of our currently ongoing, planned or future clinical trials of Twirla and any of our other current and future product candidates we may advance, or if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the Food and Drug Administration, or FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

For the three months ended June 30, 2015 and 2014, our general and administrative expenses totaled approximately $1.8 million and $1.1 million, respectively.  For the six months ended June 30, 2015 and 2014, our general and administrative expenses totaled approximately $3.4 million and $2.2 million, respectively.  We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla and any of our other product candidates, and as we operate as a public company. These increases will likely include increased legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations.  Additionally, if in the future we believe regulatory approval of Twirla or any of our other product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

	Three months ended June 30,
	2015	2014	Change
	(In thousands)
Operating expenses:
Research and development	$6,168	$2,391	$3,777
General and administrative	1,813	1,104	709
Total operating expenses	7,981	3,495	4,486
Other income (expenses)
Interest expense	(547)	(403)	144
Interest income	1	—	(1)
Change in fair value of warrants	41	180	139
Loss on extinguishment of debt	—	—	—
Loss before income taxes	(8,486)	(3,718)	4,768
Benefit from income taxes	—	—
Net loss	$(8,486)	$(3,718)	$4,768

Research and development expenses.  Research and development expenses increased by $3.8 million, or 158% from $2.4 million for the three months ended June 30, 2014 to $6.2 million for the three months ended June 30, 2015.   This increase in research and development expenses was primarily due to the following:

•                  an increase in clinical development expenses of $3.5 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase is primarily related to service fees and costs associated with our ongoing Phase 3 clinical trial for Twirla; and

•                  an increase in stock-based compensation expense of $0.1 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily associated with stock option grants in February 2015.

General and administrative expenses.  General and administrative expenses increased by $0.7 million, or 64% from $1.1 million for the three months ended June 30, 2014 to $1.8 million for the three months ended June 30, 2015. This increase in general and administrative expense was primarily due to the following:

•                  an increase in stock compensation expense of $0.3 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily associated with stock options grants in February 2015;

•                  an increase in compensation expense of $0.2 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily attributed to an increase in headcount to support public company operations and Securities and Exchange Commission, or SEC, reporting; and

•                  an increase in directors and officers insurance expense of $0.1 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 attributed to becoming a public company.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the three months ended June 30, 2015 and our term loan with Oxford Finance LLC, or Oxford, for the three months ended June 30, 2014. Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules and Oxford and the amortization of the deferred financing costs associated with the term loans.

Interest income.  Interest income comprises of interest earned on cash and cash equivalents.

Change in fair value of warrants.  Certain of our warrants to purchase our preferred stock (prior to our initial public offering, or IPO) and common stock are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants and warrants (prior to the IPO) to purchase common stock with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock.  During the three months ended June 30, 2015, the fair value of our warrant liability changed by $139 thousand compared to three months ended June 30, 2014 primarily due to the change in the fair value of the underlying common stock.

Comparison of the Six Months Ended June 30, 2015 and 2014

	Six months ended June 30,
	2015	2014	Change
	(In thousands)
Operating expenses:
Research and development	$11,546	$3,785	$7,761
General and administrative	3,413	2,157	1,256
Total operating expenses	14,959	5,942	9,017
Other income (expenses)
Interest expense	(973)	(782)	191
Interest income	2	—	(2)
Change in fair value of warrants	(59)	193	252
Loss on extinguishment of debt	(1,036)	—	1,036
Loss before income taxes	(17,025)	(6,531)	10,494
Benefit from income taxes	—	3,652	3,652
Net loss	$(17,025)	$(2,879)	$14,146

Research and development expenses.  Research and development expenses increased by $7.8 million, or 205% from $3.8 million for the six months ended June 30, 2014 to $11.6 million for the six months ended June 30, 2015.   This increase in research and development expenses was primarily due to the following:

•                  an increase in clinical development expenses of $7.2 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase is primarily related to service fees and costs associated with our ongoing Phase 3 clinical trial for Twirla; and

•                  an increase in stock-based compensation expense of $0.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily associated with stock option grants in February 2015.

General and administrative expenses.  General and administrative expenses increased by $1.3 million, or 58% from $2.2 million for the six months ended June 30, 2014 to $3.4 million for the six months ended June 30, 2015. This increase in general and administrative expense was primarily due to the following:

•                  an increase in stock compensation expense of $0.5 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily associated with stock options grants in February 2015;

•                  an increase in compensation expense of $0.4 million for the six months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily attributed to an increase in headcount to support public company operations and SEC reporting; and

•                  an increase in directors and officers insurance expense of $0.2 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 attributed to becoming a public company.

Interest expense.  Interest expense is primarily attributable to our term loans with Hercules and Oxford for the six months ended June 30, 2015 and our term loan with Oxford for the six months ended June 30, 2014. Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules and Oxford and the amortization of the deferred financing costs associated with the term loans.

Interest income.  Interest income is comprised of interest earned on cash and cash equivalents.

Change in fair value of warrants.  Certain of our warrants to purchase our preferred stock (prior to the IPO) and common stock are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants and warrants (prior to the IPO) to purchase common stock with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock.  During the six months ended June 30, 2015, the fair value of our warrant liability changed by $252 thousand compared to six months ended June 30, 2014 primarily due to the change in the fair value of the underlying common stock.

Loss on extinguishment of debt.  In February 2015, we entered into a loan and security agreement with Hercules for a term loan of up to $25.0 million.  A first tranche of $16.5 million was funded upon execution of the loan and security agreement, approximately $15.5 million of which was used to repay our existing loan with Oxford.  As a result of the repayment of the loan with Oxford, we recorded a loss on the extinguishment of debt of approximately $1.0 million representing the difference between the amount paid to Oxford and the carrying amount of the Oxford loan.  Included in the loss on extinguishment of debt is the prepayment premium, the unamortized discount and the write off of deferred financing costs.

Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents totaling $46.4 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Six months ended June 30 (In thousands)
	2015	2014

Cash used in operating activities	$(13,193)	$(1,213)
Cash used in investing activities	$(275)	$(7)
Cash provided by financing activities	$19,693	$52,594
Net increase in cash and cash equivalents	$6,225	$51,374

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our primary product candidate Twirla was being developed. With the initiation of the Phase 3 clinical trial in the third quarter of 2014, clinical development expenses for the six months ended June 30, 2015 increased as compared to the six months ended June 30, 2014. Net cash used in operating activities was $13.2 million for the six months ended June 30, 2015 and consisted primarily of a net loss of $17.0 million which was offset by a loss on the extinguishment of debt of $1.0 million, an increase in accrued liabilities of $1.2 million and non-cash stock based compensation expense of $1.4 million. Net cash used in operating activities was $1.2 million for the six months ended June 30, 2014 and consisted primarily of a net loss of $2.9 million which was offset, primarily, by an increase in accounts payable and accrued expenses of $1.6 million.  This increase was largely timing related as certain costs associated with our initial public offering were not paid until after June 30, 2014.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 and 2014 was $0.3 million and $7 thousand, respectively. Cash used in investing activities for these periods represents the acquisition of equipment to be used in the commercialization of Twirla.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $19.7 million which included (i) net proceeds of $19.3 million from the private placement of approximately 3.4 million shares of our common stock, (ii) net proceeds of $16.3 million from a term loan with Hercules and (iii) the repayment of our loan with Oxford of $15.8 million. Cash provided by financing activities for the six months ended June 30, 2014 was primarily derived from the proceeds received from our initial public offering of common stock in May 2014 from which we raised a total of $49.7 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

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

•                  seek to identify additional line extensions for Twirla and initiate development of product candidates in addition to Twirla ;

•                  maintain, leverage and expand our intellectual property portfolio; and

•                  add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

Based on our current business plan, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditures requirements through the end of 2016. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2015 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Term loan	$20,641	$1,510	$19,131	—	—
Operating lease	68	68	—	—	—
Total	$20,709	$1,578	$19,131	—	—

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

February 2015 Loan and Security Agreement — Hercules Technology Growth Capital, Inc.

In February 2015, we entered into a loan and security agreement, referred to herein as the Hercules Loan, with Hercules for a term loan of up to $25.0 million.  A first tranche of $16.5 million was funded upon execution of the Hercules Loan, approximately $15.5 million of which was used to repay our existing term loan with Oxford.  We are scheduled to make interest only payments on the loan until July 1, 2016, which period may be extended under certain circumstances.  Under the terms of the Hercules Loan, we may, but are not obligated to draw an additional tranche of up to $8.5 million prior to July 1, 2016, subject to the achievement of certain clinical milestones, which may be extended to December 31, 2016 under certain circumstances.

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

In connection with the Hercules Loan, we issued Hercules a warrant to purchase 180,274 shares of our common stock at an exercise price of $5.89 per share and granted Hercules the right to participate in future equity financings in an amount up to $2.0 million while the loan and warrant are outstanding.

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

As a result of the repayment of our existing term loan with Oxford, we recorded a loss on the extinguishment of debt of approximately $1.0 million on our statement of operations for the six months ended June 30, 2015, primarily representing a prepayment premium and the write off of deferred financing costs.

Shelf Registration Statement

On June 19, 2015, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million (the “2015 Shelf Registration Statement”). On July 1, 2015, the 2015 Shelf Registration Statement was declared effective by the SEC.  In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered.  At the time any of the securities covered by the 2015 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

We had cash and cash equivalents of $46.4 million and $40.2 million at June 30, 2015 and December 31, 2014, respectively, consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Furthermore, we plan to rely on a CRO and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we may have agreements governing their committed activities, we have limited influence over their actual performance. Additionally, the CRO and clinical trial sites may have business, regulatory, personnel or other issues that keep us from satisfactorily completing our clinical trials.    Any delays or unanticipated problems during clinical trials, such as additional monitoring of clinical trial sites, slower than anticipated enrollment in our clinical trials or subjects dropping out of or being excluded from participation in our clinical trials at a higher rate than we anticipate, could increase our costs, slow down our product development and approval process and harm our business.  Based on our current clinical development plan, we believe we will complete enrollment of our ongoing Phase 3 clinical trial for Twirla by the end of the third quarter of 2015.  However, if any of the factors listed above were to occur, it is possible enrollment could take longer than our current projection.

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

We have incurred losses in each year since our inception in December 1997. Our net losses attributable to common stockholders were $16.1 million, $14.3 million and $23.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our net loss was $8.5 million and $17.0 million for the three and six month periods ended June 30, 2015.  As of June 30, 2015, we had an accumulated deficit of $151.4 million.

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

We need large amounts of capital to support our development and commercialization efforts for Twirla. If we are unable to secure sufficient capital to fund our operations, we will not be able to continue these efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to Twirla with third parties in ways that we currently do not intend or on terms that may not be favorable to us.  Our cash and cash equivalents were $46.4 million as of June 30, 2015. Based on our current business plan, we believe that our cash and cash equivalents will be sufficient to meet our anticipated operating needs through the end of 2016. We anticipate requiring additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or we encounter any unforeseen events that affect our current business plan.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In February 2015, we entered into a loan and security agreement, referred to herein as the Hercules Loan, with Hercules Technology Growth Capital, Inc., or Hercules, for a term loan of up to $25.0 million.  A first tranche of $16.5 million was funded upon execution of the Hercules Loan, approximately $15.5 million of which was used to repay our term loan with Oxford.  Under terms of the Hercules Loan, we may, but are not obligated to, draw an additional tranche of up to $8.5 million prior to July 1, 2016, subject to the achievement of certain clinical milestones, which may be extended to December 31, 2016 under certain circumstances.

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

The Hercules Loan is secured by substantially all of our property other than our intellectual property. We are currently required to make interest-only payments through June 2016. The Hercules Loan currently bears interest at rate of 9.0% per annum and matures on December 1, 2018.

Additionally, we may be required to repay the outstanding indebtedness under the term loan if an event of default occurs under the Hercules Loan. Under the Hercules Loan, an event of default will occur if, among other things, we fail to make payments under the Hercules Loan; we breach any of our covenants under the Hercules Loan, subject to specified cure periods with respect to certain breaches; Hercules determines in good faith that we are unable to satisfy our obligations under the Hercules Loan as they become due and that our principal investors do not intend to fund amounts necessary to satisfy such obligations; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit Hercules to accelerate the maturity of such indebtedness or that could have a material adverse effect on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes all of our property other than our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. From our inception to June 30, 2015, we have cumulative net cash flows used by operating activities of $140.1 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

Based on our current business plan, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through the end of 2016. We expect that these funds will not be sufficient to enable us to complete all necessary development of our product candidates other than Twirla, complete validation of our commercial manufacturing process or commercially launch Twirla or our other current product candidates. Accordingly, we will be required to obtain further funding through other public or private offerings, debt financing, collaboration or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward- looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.

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

•                  The approval of a generic equivalent to Evra, Xulane® was announced by Mylan Inc. in April 2014. Subsequently, Janssen indicated its plans to wind down distribution of Evra. As of March 2015, 94% of patch prescriptions were filled with the generic.

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

Of particular relevance to our business is the ACA requirement that all health plans, with limited exceptions, cover certain preventive services for women with no cost sharing, which means no deductible, no co-insurance and no co-payments by the patient. Contraceptive methods and counseling, including all FDA-approved contraceptive methods as prescribed, are included in the ACA mandate, and this has come to be known as the “contraceptive mandate.” Under the ACA, payors are only required to cover one favored product within each contraceptive “method” without imposing any cost-sharing obligations on the patient. For example, the introduction of a generic contraceptive patch product with a price that will likely be lower than the price of Twirla makes it less clear that Twirla would have a preferred position, such as coverage without a co-insurance payment, under the ACA contraceptive mandate. Other products within the same method may also be covered, but payors are allowed to use reasonable medical management techniques, such as the application of cost-sharing obligations. An amendment was issued that provided an exemption to the contraceptive mandate for group health plans established or maintained by religious employers. However, the contraceptive mandate has remained controversial, with several legal challenges filed around the country, and the U.S. Supreme Court ruled in June 2014 that owners of certain private companies can object to the contraceptive mandate on religious grounds. Although it is too early to determine the full effect of the contraceptive mandate and other provisions of the ACA on our business, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

We, through our manufacturing partner Corium, rely on a number of third parties for the supply of active ingredients, other raw materials and laboratory services for the supply of our product candidates and, assuming FDA approval, commercialization of Twirla. Our ability to develop our product candidates depends, in part, on Corium’s ability to successfully obtain the active pharmaceutical ingredients used in our product candidates, in accordance with regulatory requirements and in sufficient quantities for clinical testing and later commercialization. If Corium fails to develop and maintain supply relationships with these third parties, we may be unable to continue to develop our product candidates or commercialize any approved products in the future.

We, through Corium, also rely on certain third parties as the current sole source of the materials they supply. Although many of these materials are produced in more than one location or are available from another supplier, if any of these materials becomes unavailable to us for any reason, we likely would incur added costs and delays in identifying or qualifying replacement materials and there can be no assurance that replacements would be available to us on acceptable terms, or at all. In certain cases we may be required to get regulatory approval to use alternative suppliers, and this process of approval could delay development of our product candidates and, assuming FDA approval, commercial production of Twirla, indefinitely.  For example, the sole manufacturer of one of the components of the packaging of our Twirla patch notified us that it would be discontinuing manufacture of the component later in 2015.  In conjunction with Corium, we were able to secure an amount of inventory of the packaging component that we believe will last until 2019.  We are currently sourcing a replacement for this discontinued component that we can use once our current supply is depleted.

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

As of August 12, 2015, we had a total of 15 full-time employees, and we use third-party consultants to assist with our current sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As of August 12, 2015, we had 22,271,601 shares of common stock outstanding.  Of these shares, 11,026,759 shares of common stock are freely tradeable, without restriction, in the public market.  Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock

In addition, the 2,213,224 shares subject to outstanding options under our stock option plans and the 527,392 shares reserved for future issuance under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

As of June 30, 2015, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 79.0% of our outstanding voting stock.

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

As of June 30, 2015, we have used approximately $22.7 million of our net proceeds from the IPO primarily to fund the Phase 3 clinical trial for Twirla and for general working capital purposes.

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

Date: August 13, 2015	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2015

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2015.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2015.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2015.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.