Form 10-Q
period 2015-09-30
AGILE THERAPEUTICS INC
filed 2015-11-09
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 22,292,167 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 9, 2015.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended September 30, 2015

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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1.  Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$39,404,313	$40,182,141
Prepaid expenses	1,260,699	803,775
Total current assets	40,665,012	40,985,916
Property and equipment, net of accumulated depreciation of $299,943 in 2015 and $285,643 in 2014	12,320,365	12,046,267
Prepaid expenses, long-term	1,751,051	1,677,434
Deferred financing costs, net	330,948	98,401
Other assets	18,208	18,208
Total assets	$55,085,584	$54,826,226
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,349,935	$2,631,217
Accrued expenses	2,348,157	1,062,113
Loan payable, current portion	—	5,003,143
Warrant liability	251,247	296,048
Total current liabilities	6,949,339	8,992,521
Loan payable, long-term	15,390,295	9,827,758
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value, authorized 150,000,000 shares; 22,292,167 shares issued and outstanding as of September 30, 2015 and 18,634,872 shares issued and outstanding as of December 31, 2014;	2,230	1,864
Additional paid-in capital	193,571,822	170,395,934
Accumulated deficit	(160,828,102)	(134,391,851)
Total stockholders’ equity	32,745,950	36,005,947
Total liabilities and stockholders’ equity	$55,085,584	$54,826,226

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$7,162,541	$4,602,513	$18,708,447	$8,387,693
General and administrative	1,802,660	1,446,371	5,215,169	3,603,528
Total operating expenses	8,965,201	6,048,884	23,923,616	11,991,221
Loss from operations	(8,965,201)	(6,048,884)	(23,923,616)	(11,991,221)
Other income (expense)
Interest expense	(551,713)	(392,009)	(1,525,136)	(1,173,723)
Interest income	1,175	1,288	3,682	1,425
Change in fair value of warrants	104,298	86,243	44,801	278,564
Loss on extinguishment of debt	—	—	(1,035,981)	—
Loss before benefit from income taxes	(9,411,441)	(6,353,362)	(26,436,250)	(12,884,955)
Benefit from income taxes	—	—	—	3,652,485
Net loss	$(9,411,441)	$(6,353,362)	$(26,436,250)	$(9,232,470)
Net loss per share - basic and diluted	$(0.42)	$(0.34)	$(1.21)	$(1.03)

Weighted-average shares outstanding —basic and diluted	22,272,777	18,592,968	21,923,070	8,967,324

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(26,436,250)	$(9,232,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,300	7,730
Noncash stock bonus	—	80,000
Noncash stock based compensation	2,129,172	973,354
Noncash interest	417,501	138,723
Loss on extinguishment of debt	1,035,981	—
Change in fair value of warrants	(44,801)	(278,564)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(530,543)	(2,900,224)
Accounts payable and accrued expenses	3,004,762	2,220,392
Net cash used in operating activities	(20,409,878)	(8,991,059)
Cash flows from investing activities
Acquisition of property and equipment	(288,398)	(42,348)
Net cash used in investing activities	(288,398)	(42,348)
Cash flows from financing activities
Proceeds from issuance of long-term debt	16,265,000	—
Repayment of long-term debt	(15,784,150)	—
Proceeds from convertible bridge notes	—	3,000,000
Cash paid for debt financing costs	(423,256)	(150,000)
Proceeds from the issuance of common stock, net	19,330,613	49,743,641
Proceeds from exercise of stock options	532,241	—
Net cash provided by financing activities	19,920,448	52,593,641
Net (decrease) increase in cash and cash equivalents	(777,828)	43,560,234
Cash and cash equivalents, beginning of period	40,182,141	2,119,646
Cash and cash equivalents, end of period	$39,404,313	$45,679,880

Supplemental disclosure of noncash financing activities
Fair value of common stock warrants issued	$1,184,228	$—
Conversion of preferred stock into common stock	$—	$69,232,677
Conversion of notes payable and interest into common stock	$—	$3,020,667

Supplemental cash flow information
Interest paid	$1,098,261	$1,035,000
Income taxes paid	$—	$—

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2015

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

The Company is devoting substantially all of its efforts toward research and development of its transdermal patch for use in contraception, and raising capital. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company has incurred losses each year since inception. As of September 30, 2015, the Company had an accumulated deficit of approximately $160.8 million.

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

In the opinion of management, the unaudited interim condensed financial statements reflects all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. Summary of Significant Accounting Policies

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2015

2. Summary of Significant Accounting Policies (Continued)

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2015

2. Summary of Significant Accounting Policies (Continued)

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

Potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2015 and 2014 because to do so would be anti-dilutive are as follows (in common equivalent shares):

	September 30,
	2015	2014
Common stock warrants	242,779	62,505
Common stock options	2,192,658	1,750,120
Total	2,435,437	1,812,625

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2015

2. Summary of Significant Accounting Policies (Continued)

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

September 30, 2015

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2015 and December 31, 2014.

	Level 1	Level 2	Level 3
September 30, 2015
Assets:
Cash and cash equivalents	$39,359,262	$—	$—
Total assets at fair value	$39,359,262	$—	$—
Liabilities:
Common stock warrants	$—	$—	$251,247
Total liabilities at fair value	$—	$—	$251,247

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2015

3. Fair Value Measurements (Continued)

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of September 30, 2015 include (i) volatility (75.0%), (ii) risk free interest rate of 1.15% (estimated using treasury bonds with a 4.25 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($6.74) and (v) expected life (4.25 years).

The following is a rollforward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2014	$296,048
Change in fair value	(44,801)
Ending balance at September 30, 2015	$251,247

	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Cash and cash equivalents	$40,135,102	$—	$—
Total assets at fair value	$40,135,102	$—	$—
Liabilities:
Common stock warrants	—	—	296,048
Total liabilities at fair value	$—	$—	$296,048

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2015

4. Prepaid Expenses

Prepaid expenses consist of the following:

	September 30, 2015	December 31, 2014
Prepaid clinical trial expense	$1,751,051	$1,677,434
Prepaid insurance	1,130,205	761,842
Other	130,494	41,933
Total prepaid expenses	$3,011,750	$2,481,209

Prepaid expenses, short-term	$1,260,699	$803,775
Prepaid expenses, long-term	1,751,051	1,677,434
Total prepaid expenses	$3,011,750	$2,481,209

Prepaid expenses, long-term represents non-refundable advances to the Company’s clinical research organization which will be applied against final invoices in accordance with the contractual terms of the arrangement.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2015	December 31, 2014
Employee bonuses	$640,108	$665,050
Accrued clinical trial costs	1,518,699	254,333
Other	189,350	142,730
Total accrued liabilities	$2,348,157	$1,062,113

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2015

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

September 30, 2015

6. Loan and Security Agreements (continued)

As a result of the repayment of the Oxford Loan, the Company recorded a loss on the extinguishment of debt of approximately $1.0 million on the Company’s statement of operations for the nine months ended September 30, 2015, representing a prepayment premium, the unamortized discount of the Oxford Loan and the write off of deferred financing costs.

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2015

7. Stockholders’ Equity (continued)

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options was allocated as follows:

	Three Months Ended September 30,
	2015	2014

Research and development	$220,748	$148,244
General and administrative	525,751	232,765
Total stock-based compensation expense	$746,499	$381,009

	Nine Months Ended September 30,
	2015	2014

Research and development	$856,671	$483,677
General and administrative	1,272,501	489,677
Total stock-based compensation expense	$2,129,172	$973,354

8. Income Taxes

Sale of New Jersey Net Operating Losses

The Company received approval to sell a portion of the Company’s New Jersey net operating losses (“NOLs”) as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other companies. On February 27, 2014, the Company completed the sale of NOLs totaling approximately $39.1 million for net proceeds of approximately $3.6 million. Such proceeds are reflected as a tax benefit for nine months ended September 30, 2014.

9. Related Party Transactions

Effective March 17, 2014, one of the Managing Partners of SmartPharma LLC or SmartPharma, an entity which provides commercial and business development consulting services to the Company was appointed Chief Commercial Officer. In connection with the appointment of this individual as Chief Commercial Officer, the Company amended its consulting agreement with SmartPharma to remove this individual from the list of persons providing service under the consulting agreement. SmartPharma invoiced the Company $17,544 and $61,694 of fees for the three and nine months ended September 30, 2015, respectively, and $26,100 and $100,400 of fees for the three and nine months ended September 30, 2014, respectively.

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

Since our inception in 1997, we have devoted substantial resources to developing Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $13.4 million, $9.2 million, $17.4 million, $7.2 million and $18.7 million during the years ended December 31, 2014, 2013 and 2012 and the three and nine months ended September 30, 2015, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla and advance our pipeline of product candidates. We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes, and term loans. As of September 30, 2015 and December 31, 2014 respectively, we had $39.4 million and $40.2 million in cash and cash equivalents.

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

We have not generated any revenue and have never been profitable for any year. Our net loss attributable to common stockholders was $16.1 million, $14.3 million, $23.9 million, $9.4 million and $26.4 million for the years ended December 31, 2014, 2013 and 2012 and the three and nine months ended September 30, 2015, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, Twirla and any other product candidates we advance to clinical development.  We do not own any manufacturing facilities and rely on our third party manufacturer, Corium International, Inc., or Corium, for all aspects of the manufacturing of Twirla.  We will continue to invest in the manufacturing process for Twirla, and incur significant expenses, in order to complete the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities in order to supply projected commercial quantities of Twirla, if approved. We continue to plan the process of scaling up the commercial manufacturing capabilities for Twirla with Corium and the associated costs and timelines.  We expect the validation and expansion to be completed in coordination with our planned commercialization activities.   If we obtain regulatory approval for Twirla, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing and distribution functions. We enrolled the first subject in our Phase 3 clinical trial in the third quarter of 2014 and completed enrollment in October 2015. We expect to complete the trial in the second half of 2016 and file our resubmission to the U.S. Food and Drug Administration, or FDA, in the first half of 2017.

We have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations and pipeline in addition to Twirla. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

To date, our research and development expenses have related primarily to the development of Twirla. For the three months ended September 30, 2015 and 2014 our research and development expenses were approximately $7.2 million and $4.6 million, respectively.  For the nine months ended September 30, 2015 and 2014 our research and development expenses were approximately $18.7 million and $8.4 million, respectively.  The following table summarizes our research and development expenses by functional area.

	Three months ended September 30,		Nine months ended September 30,
	(In thousands)
	2015	2014	2015	2014

Clinical development	$5,437	$3,297	$13,884	$4,565
Regulatory	72	57	203	236
Personnel related	549	491	1,500	1,401
Manufacturing — commercialization	782	280	1,931	910
Manufacturing	102	330	333	792
Stock-based compensation	221	148	857	484
Total research and development expenses	$7,163	$4,603	$18,708	$8,388

It is difficult to determine with any certainty the duration and completion costs of our currently ongoing, planned or future clinical trials of Twirla and any of our other current and future product candidates we may advance, or if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, the slower than expected rate of enrollment we experienced for our on-going Phase 3 clinical trial for Twirla and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the Food and Drug Administration, or FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

For the three months ended September 30, 2015 and 2014, our general and administrative expenses totaled approximately $1.8 million and $1.4 million, respectively.  For the nine months ended September 30, 2015 and 2014, our general and administrative expenses totaled approximately $5.2 million and $3.6 million, respectively.  We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla and any of our other product candidates, and as we operate as a public company. These increases will likely include increased legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations.  Additionally, if in the future we believe regulatory approval of

Twirla or any of our other product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

	Three months ended September 30,
	2015	2014	Change
	(In thousands)
Operating expenses:
Research and development	$7,163	$4,603	$2,560
General and administrative	1,802	1,446	356
Total operating expenses	8,965	6,049	2,916
Other income (expenses)
Interest expense	(552)	(392)	160
Interest income	1	1	—
Change in fair value of warrants	104	86	(18)
Net loss	$(9,411)	$(6,353)	$3,058

Research and development expenses.  Research and development expenses increased by $2.6 million, or 56% from $4.6 million for the three months ended September 30, 2014 to $7.2 million for the three months ended September 30, 2015.   This increase in research and development expenses was primarily due to the following:

•                  an increase in clinical development expenses of $2.1 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase is primarily related to service fees and costs associated with our ongoing Phase 3 clinical trial for Twirla; and

•                  an increase in manufacturing commercialization expenses of $0.5 million. The increase is primarily related to an increase in materials and labor associated with manufacturing scale-up activities related to larger scale production for Twirla.

General and administrative expenses.  General and administrative expenses increased by $0.4 million, or 25% from $1.4 million for the three months ended September 30, 2014 to $1.8 million for the three months ended September 30, 2015. This increase in general and administrative expense was primarily due to:

•                  an increase in stock compensation expense of $0.3 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily associated with stock options grants in February 2015.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the three months ended September 30, 2015 and our term loan with Oxford Finance LLC, or Oxford, for the three months ended September 30, 2014. Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules and Oxford and the amortization of the deferred financing costs associated with the term loans.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Change in fair value of warrants.  Certain of our warrants to purchase our preferred stock (prior to our initial public offering, or the IPO) and common stock are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants and warrants (prior to the IPO) to purchase common stock with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock.  During the three months ended September 30, 2015, the fair value of our warrant liability changed by $18 thousand compared to three months ended September 30, 2014 primarily due to the change in the fair value of the underlying common stock.

Comparison of the Nine Months Ended September 30, 2015 and 2014

	Nine months ended September 30,
	2015	2014	Change
	(In thousands)
Operating expenses:
Research and development	$18,708	$8,388	$10,320
General and administrative	5,215	3,603	1,612
Total operating expenses	23,923	11,991	11,932
Other income (expenses)
Interest expense	(1,525)	(1,174)	351
Interest income	3	1	(2)
Change in fair value of warrants	45	279	234
Loss on extinguishment of debt	(1,036)	—	1,036
Loss before income taxes	(26,436)	(12,885)	13,551
Benefit from income taxes	—	3,652	3,652
Net loss	$(26,436)	$(9,232)	$17,204

Research and development expenses.  Research and development expenses increased by $10.3 million, or 123% from $8.4 million for the nine months ended September 30, 2014 to $18.7 million for the nine months ended September 30, 2015.   This increase in research and development expenses was primarily due to the following:

•                  an increase in clinical development expenses of $9.3 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase is primarily related to service fees and costs associated with our ongoing Phase 3 clinical trial for Twirla; and

•                  an increase in manufacturing commercialization expenses of $1.0 million.  The increase is primarily related to an increase in materials and labor associated with manufacturing scale-up activities related to larger scale production for Twirla.

General and administrative expenses.  General and administrative expenses increased by $1.6 million, or 45% from $3.6 million for the nine months ended September 30, 2014 to $5.2 million for the nine months ended September 30, 2015. This increase in general and administrative expense was primarily due to the following:

•                  an increase in stock compensation expense of $0.8 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily associated with stock options grants in February 2015;

•                  an increase in compensation expense of $0.5 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily attributed to an increase in headcount to support public company operations and SEC reporting; and

•                  an increase in directors and officers insurance expense of $0.2 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 attributed to becoming a public company.

Interest expense.  Interest expense is primarily attributable to our term loans with Hercules and Oxford for the nine months ended September 30, 2015 and our term loan with Oxford for the nine months ended September 30, 2014. Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules and Oxford and the amortization of the deferred financing costs associated with the term loans.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Change in fair value of warrants.  Certain of our warrants to purchase our preferred stock (prior to our IPO) and common stock are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants and warrants (prior to the IPO) to purchase common stock with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock.  During the nine months ended September 30, 2015, the fair value of our warrant liability changed by $234 thousand compared to nine months ended September 30, 2014 primarily due to the change in the fair value of the underlying common stock.

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

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents totaling $39.4 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Nine months ended September 30,
	2015	2014
	(In thousands)
Cash used in operating activities	$(20,410)	$(8,991)
Cash used in investing activities	(288)	(42)
Cash provided by financing activities	19,920	52,594
Net (decrease) increase in cash and cash equivalents	$(778)	$51,374

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our primary product candidate Twirla was being developed. With the initiation of the Phase 3 clinical trial in the third quarter of 2014, clinical development expenses for the nine months ended September 30, 2015 increased as compared to the nine months ended September 30, 2014.  Additionally, as the rate of enrollment for the on-going Phase 3 clinical trial of Twirla was slower than we originally expected, we now plan to complete the clinical trial in the second half of 2016, which will result in additional costs in connection with the longer duration of the clinical trial. Net cash used in operating activities was $20.4 million for the nine months ended September 30, 2015 and consisted primarily of a net loss of $26.4 million which was offset by a loss on the extinguishment of debt of $1.0 million, an increase in accrued liabilities of $3.0 million and non-cash stock based compensation expense of $2.1 million. Net cash used in operating activities was $8.9 million for the nine months ended September 30, 2014 and consisted primarily of a net loss of $9.2 million which was offset by non-cash stock based compensation expense of $1.0 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 was $0.3 million and $42 thousand, respectively. Cash used in investing activities for these periods represents the acquisition of equipment to be used in the commercialization of Twirla.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $19.9 million which included (i) net proceeds of $19.3 million from the private placement of approximately 3.4 million shares of our common stock, (ii) net proceeds of $16.3 million from a term loan with Hercules and (iii) the repayment of our loan with Oxford of $15.8 million. Cash provided by financing activities for the nine months ended September 30, 2014 was primarily derived from the proceeds received from our initial public offering of common stock in May 2014 from which we raised a total of $49.7 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

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

•                  seek to identify additional line extensions for Twirla and initiate development of product candidates in addition to Twirla;

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

•                  the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•                  the costs associated with any potential business or product acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2015 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Term loan	$20,262	$2,979	$17,283	—	—
Operating lease	866	162	500	204	—
Total	$21,128	$3,141	$17,783	204	—

The term loan represents principal and interest associated with the loan we entered into with Hercules in February 2015 which is discussed in further detail below.

Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. In August 2015, we renewed this lease with the new term to expire in November 2020.

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

As a result of the repayment of our existing term loan with Oxford, we recorded a loss on the extinguishment of debt of approximately $1.0 million on our statement of operations for the nine months ended September 30, 2015, primarily representing a prepayment premium and the write off of deferred financing costs.

Shelf Registration Statement

On June 19, 2015, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million, which we refer to as the 2015 Shelf Registration Statement. On July 1, 2015, the 2015 Shelf Registration Statement was declared effective by the SEC.  In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered.  At the time any of the securities covered by the 2015 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

We had cash and cash equivalents of $39.4 million and $40.2 million at September 30, 2015 and December 31, 2014, respectively, consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We have previously conducted two Phase 3 clinical trials for Twirla, and we filed a new drug application, or NDA, with the FDA for Twirla in April 2012. The FDA issued a Complete Response Letter, or CRL, in February 2013, identifying certain issues, including a request for additional clinical data, quality information and chemistry, manufacturing and controls information, which must be addressed before approval can be granted. Accordingly, we are gathering the requested information and are conducting an additional Phase 3 clinical trial for Twirla®, which commenced enrollment during the third quarter of 2014, and completed enrollment in October 2015. The FDA may also re-inspect our manufacturing partner’s facilities before approval can be granted. Although we met with the FDA in October 2013 to discuss our new Phase 3 clinical trial and have received substantial written comments from the FDA in subsequent interactions, we have not sought and have not obtained agreement with the FDA on a special protocol assessment regarding the new Phase 3 trial. We cannot predict whether our ongoing Phase 3 clinical trial or any future trials we may conduct will be successful or whether regulators will agree with our conclusions regarding the results of these trials or any clinical trials we have conducted to date, including whether our data are reliable and generalizable.

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

•                  The number of subjects required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate. For instance, we experienced a high withdrawal rate in our two completed Phase 3 clinical trials for Twirla and we experienced slower than anticipated enrollment in our current Phase 3 trial;

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

Furthermore, we plan to rely on a CRO and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we may have agreements governing their committed activities, we have limited influence over their actual performance. Additionally, the CRO and clinical trial sites may have business, regulatory, personnel or other issues that keep us from satisfactorily completing our clinical trials.    Any delays or unanticipated problems during clinical trials, such as additional monitoring of clinical trial sites, slower than anticipated enrollment in our clinical trials or subjects dropping out of or being excluded from participation in our clinical trials at a higher rate than we anticipate, could increase our costs, slow down our product development and approval process and harm our business.  For example, we experienced a slower than expected rate of enrollment for our on-going Phase 3 clinical trial of Twirla and, as a result, now expect the clinical trial to be completed in the second half of 2016.

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

We have incurred losses in each year since our inception in December 1997. Our net losses attributable to common stockholders were $16.1 million, $14.3 million and $23.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our net loss was $9.4 million and $26.4 million for the three and nine month periods ended September 30, 2015.  As of September 30, 2015, we had an accumulated deficit of $160.8 million.

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

We need large amounts of capital to support our development and commercialization efforts for Twirla. If we are unable to secure sufficient capital to fund our operations, we will not be able to continue these efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to Twirla with third parties in ways that we currently do not intend or on terms that may not be favorable to us.  Our cash and cash equivalents were $39.4 million as of September 30, 2015. Based on our current business plan, we believe that our cash and cash equivalents will be sufficient to meet our anticipated operating needs through the end of 2016. We anticipate requiring additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or we encounter any unforeseen events that affect our current business plan.

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

Additionally, we may be required to repay the outstanding indebtedness under the term loan if an event of default occurs under the Hercules Loan. Under the Hercules Loan, an event of default will occur if, among other things, we fail to make payments under the Hercules Loan we breach any of our covenants under the Hercules Loan, subject to specified cure periods with respect to certain breaches; Hercules determines in good faith that we are unable to satisfy our obligations under the Hercules Loan as they become due and that our principal investors do not intend to fund amounts necessary to satisfy such obligations; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit Hercules to accelerate the maturity of such indebtedness or that could have a material adverse effect on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes all of our property other than our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. From our inception to September 30, 2015, we have cumulative net cash flows used by operating activities of $160.5 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

•                  Costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•                  Costs associated with any potential business or product acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish.

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

We are a development stage company. We were incorporated and commenced active operations in 1997. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and developing our product candidates. We have not yet demonstrated our ability to successfully complete a Phase 3 registration trial for, obtain regulatory approval of, or manufacture on a commercial scale any of our product candidates, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We are seeking approval for Twirla from the FDA for a contraception indication. Following our original submission of the NDA, we received a CRL from the FDA requesting, among other things, additional Phase 3 data.  Assuming successful completion of our additional Phase 3 trial in the second half of 2016, we plan to submit a complete response to the FDA that will include additional clinical trial results and manufacturing information to our NDA in the first half of 2017. Assuming a six-month review by the FDA, we could receive a decision by the end of 2017.  We cannot assure you that the FDA will approve Twirla or that the FDA’s timeline for review will be within six months. Assuming timely and successful completion of this additional Phase 3 study and other items such as timely and successful completion of validation of equipment for commercial manufacturing, and ultimate FDA approval, we expect to be ready for the commercialization by the end of 2017.

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

The proportion of the U.S. market that is made up of generic products has been increasing over time. In 2005, generic contraceptive products held 47% of prescription volume and 34% of sales and, by 2011, those values had risen to 68% and 44%, respectively. As of June 2015, 80% of the prescription volume and 43% of sales of combined hormonal contraceptives, or CHCs, in the U.S. were generated by generic products. If this trend continues, it may be more difficult to introduce Twirla, if approved, as a branded contraceptive, at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to introduce Twirla in order to overcome the trend towards generics and to gain access to reimbursement by payors. If we are unable to introduce Twirla at a price that is commensurate with that of current branded contraceptive products, or we are unable to gain reimbursement from payors for Twirla, or if patients are unwilling to pay any price differential between Twirla and a generic contraceptive, our revenues will be limited. For example, in light of the introduction of the generic version of the Ortho Evra product by Mylan Inc. in April 2014, and the subsequent discontinuation of distribution of Ortho Evra by Janssen in order to be competitive and gain market share, we may increase the rebates available to commercial payors or we may provide incentives to consumers covered by non-governmental payors, such as coupons or rebates, in order to make up for the difference in the co-payment for Twirla and the generic patch product.

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

•                  The approval of a generic equivalent to Evra, Xulane® was announced by Mylan Inc. in April 2014. Subsequently, Janssen discontinued distribution of Evra and currently over 98% of patch prescriptions are filled with the generic.

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

Of particular relevance to our business is the ACA requirement that all health plans, with limited exceptions, cover certain preventive services for women with no cost sharing, which means no deductible, no co-insurance and no co-payments by the patient. Contraceptive methods and counseling, including all FDA-approved contraceptive methods as prescribed, are included in the ACA mandate, and this has come to be known as the “contraceptive mandate.” Under the ACA, payors are only required to cover one favored product within each contraceptive “method” without imposing any cost-sharing obligations on the patient. For example, the introduction of a generic contraceptive patch product with a price that will likely be lower than the price of Twirla makes it less clear that Twirla would have a preferred position, such as coverage without a co-insurance payment, under the ACA contraceptive mandate. Other products within the same method may also be covered, but payors are allowed to use reasonable medical management techniques, such as the application of cost-sharing obligations. An amendment was issued that provided an exemption to the contraceptive mandate for group health plans established or maintained by religious employers. However, the contraceptive mandate has remained controversial, with several legal challenges filed around the country. In June 2014, the U.S. Supreme Court ruled that owners of certain private companies can object to the contraceptive mandate on religious grounds and in November 2015, the Court agreed to hear arguments from non-profit organizations requesting similar treatment. Although it is too early to determine the full effect of the contraceptive mandate and other provisions of the ACA on our business, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

As of November 9, 2015, we had a total of 16 full-time employees, and we use third-party consultants to assist with our current sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As of November 9, 2015, we had 22,292,167 shares of common stock outstanding.  Of these shares, 11,026,759 shares of common stock are freely tradeable, without restriction, in the public market.  Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock

In addition, the 2,198,058 shares subject to outstanding options under our stock option plans and the 521,992 shares reserved for future issuance under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

As of September 30, 2015, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 79.0% of our outstanding voting stock.

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

As of September 30, 2015, we have used approximately $29.9 million of our net proceeds from the IPO primarily to fund the Phase 3 clinical trial for Twirla and for general working capital purposes; and, to a lesser extent, for activities related to the completion of the equipment qualification related to the expansion of Corium’s manufacturing capabilities. We no longer plan to use any of the proceeds from our IPO for the development of our product candidate pipeline. There has been no other material change in the planned use of proceeds from our IPO as described in our prospectus dated May 22, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, as revised in our Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 14, 2014.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2015	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive
Officer)

Date: November 9, 2015

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Vice President and Chief Financial Officer (Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

10.1	Third Lease Amendment, dated August 20, 2015, by and between the Registrant and Bunn Farm Associates, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2015.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2015.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2015.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii)  Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.