Form 10-K
period 2015-12-31
AGILE THERAPEUTICS INC
filed 2016-03-09
CIK 1261249

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $94.4 million.

         As of March 4, 2016 there were 28,737,550 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2016 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the registrant's year ended December 31, 2015, are incorporated by reference in Part II and Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K

Agile Therapeutics, Inc.
Annual Report on Form 10-K
For The Year Ended December 31, 2015

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

Item 1.    Business

Overview

        We are a women's health specialty pharmaceutical company focused on the development and commercialization of new prescription contraceptive products. Our product candidates are designed to provide women with contraceptive options that offer greater convenience and facilitate compliance. We have developed a proprietary transdermal patch technology, called Skinfusion®, which is designed to provide advantages over currently available patches and is intended to optimize patch adherence and stability and patient comfort. Our lead product candidate, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch currently in Phase 3 clinical development. The U.S. hormonal contraceptive market, with total market sales of approximately $5.6 billion in 2015, represents the greatest opportunity for Twirla. Over half of those sales were generated by branded products. Currently, there is only one other contraceptive patch available in the United States and we believe it has limitations due to its dose and physical characteristics. Twirla is designed to address these limitations. We believe there is an unmet market need for a low-dose contraceptive patch, which is designed to increase patient convenience and compliance in a non-invasive fashion.

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

        We have conducted a comprehensive clinical program, with completed Phase 1, Phase 2, and Phase 3 trials enrolling over 2,100 women, over 1,500 of whom received Twirla. We are currently conducting an additional Phase 3 trial, the SECURE study, in which we have enrolled over 2,000 women for up to one year of treatment. In Phase 1 and Phase 2 clinical trials, we demonstrated that Twirla delivers levels of both EE and LNG to the blood stream that are consistent with current low-dose oral contraceptives. In our two completed Phase 3 clinical trials that enrolled over 1,900 women in the aggregate for up to 12 months, we demonstrated that Twirla generally had comparable efficacy and tolerability to an approved low-dose oral contraceptive. In our completed Phase 3 trials to date, 485 women received Twirla for 12 months. Across all completed clinical trials, Twirla was generally well tolerated and had a favorable safety profile.

        We have filed a Section 505(b)(2) New Drug Application, or NDA, for approval of Twirla by the U.S. Food and Drug Administration, or FDA, which is required before marketing a new drug in the United States. Our 505(b)(2) NDA relies in part on clinical trials that we conducted and in part on the FDA's findings of safety and efficacy from investigations for approved products containing the active ingredients and published scientific literature for which we have not obtained a right of reference. The FDA has indicated in a Complete Response Letter, or CRL, that our NDA was not sufficient for approval as originally submitted. After multiple communications with the FDA, we have received significant guidance as to what additional clinical development and other activities need to be completed prior to approval. In accordance with the FDA's advice and comments, we are conducting an additional Phase 3 clinical trial which was initiated in 2014 and completed subject enrollment in October 2015. Based on the guidance that we received from the FDA, we believe that this additional trial will address all of the clinical issues raised in the CRL. Following completion of this additional

Phase 3 clinical trial, we will respond to the CRL and supplement our NDA with the results of the trial.

        We intend to commercialize Twirla in the United States, if approved, through a direct sales force. Obstetricians and gynecologists, or ObGyns, contribute 43% of the U.S. contraception prescription volume, and Nurse Practitioners and Physician Assistants, or NP/PAs, who are often affiliated with an ObGyn practice, contribute an additional 27% of the U.S. prescriptions. We believe that we can address this market with a specialty sales force of approximately 70 to 100 representatives. We also intend to augment our sales force through digital marketing and other techniques to market directly to patients.

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

        Our intellectual property represents an additional barrier to potential competitors. We have twelve issued U.S. patents, eight of which cover Twirla and that we intend to list in the Orange Book, the last of which expires in 2028, and four that provide additional coverage for other product candidates in our pipeline. The Orange Book lists drug products, including related patent and exclusivity information, approved by the FDA under the Federal Food, Drug, and Cosmetic Act. If a patent is listed in the Orange Book, potential competitors seeking approval of drug products under an Abbreviated New Drug Application, which provides for the marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, of a previously approved product, or a 505(b)(2) application, for which the listed drug is a reference product, must provide a patent certification in their application stating either that (1) no patent information on the drug product has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. In addition, we continue to prosecute additional patent applications relating to Twirla, as well as our other product candidates, both in the United States and internationally. The intellectual property behind all of our product candidates in the pipeline and our Skinfusion technology consists of patent families developed and wholly-owned by us. There are no royalties or payments owed to third parties on our Skinfusion technology or any of our product candidates.

        In addition to Twirla, we are developing a pipeline of other new transdermal contraceptive products, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle, AG200-SP, which is a regimen designed to provide shorter lighter periods, and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen.

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

Effectiveness of Hormonal Contraceptives

        For the purpose of FDA approval, contraceptive effectiveness is measured by a calculation called the Pearl Index, or PI. The PI is a measure of the rate of pregnancies over a specific period of time in a clinical trial, and is expressed as the number of pregnancies per 100 woman years, or WY, of use. Each cycle lasts 28 days, so there are approximately 13 cycles in one year. According to FDA guidance, the PI calculation includes all pregnancies, but only includes cycles where the woman indicates that she engaged in sexual activity and did not use backup contraception, such as a condom, and where she has completed a study diary. The PI values from clinical trials are affected by several factors, including differences in study design, increased sensitivity of early pregnancy tests, weight and body mass index, or BMI, of the study population, user experience and inconsistent or incorrect use of the contraceptive method.

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

  •
  subcutaneous implant; and

  •
  injectable.

        The U.S. hormonal contraceptive market recorded annual sales in 2015 of approximately $5.6 billion, according to IMS Health. The CHC portion of the market, consisting of pills, a transdermal patch and a vaginal ring, generates significantly greater prescription volume and sales compared to the P-only portion of the market, consisting of IUDs, injectables, implants, and P-only pills. In 2015, IMS Health reported total U.S. sales of $4.04 billion for the CHC market and $1.51 billion for the P-only market. Twirla is a CHC and, if approved, we believe it will compete primarily with products in the CHC market.

        The U.S. hormonal contraceptive market is a mature market, with many branded and generic products available. In the past 10 years, the market growth was flat to declining as measured by prescription volume, with the exception of a 4.8% increase in 2013 compared to 2012. The average annual growth rate in dollar sales for the five years ended December 31, 2015 was 3.1% for the total hormonal contraceptive market and 0.6% for the CHC market. Market growth in gross sales is primarily due to price increases amongst branded products.

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

        Second, in 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or collectively, the ACA, was signed into law, which, among other things, requires all health plans, with limited exceptions, to cover certain preventive services for women with no cost-sharing, which means no deductible, no co-insurance and no co-payments by the patient, effective August 1, 2012. These services include those set forth in the Guidelines for Women's Preventive Services, or HRSA Guidelines, and adopted by the U.S. Department of Health and Human Services Health Resources and Services Administration. Contraceptive methods and counseling, including all FDA approved contraceptive methods as prescribed, are included in the HRSA Guidelines. Since these new ACA provisions went into effect in August 2012, quarterly prescription volume growth for the CHC market rose from negative growth year-on-year to positive growth between 4.0% and 5.0% for each of the six quarters following implementation. However, this appears to be a temporary phenomenon, as the market volume growth fell to 0.8% in 2014 and –0.9% in 2015.

 Effect of ACA on Market Growth

Source:
IMS National Prescription Audit, IMS Health

        During the period following enactment of the ACA, generic oral contraceptives have shown the greatest growth, primarily at the expense of branded oral contraceptives. This is likely due to the policies that were implemented by many managed care plans, which generally only provided generic oral contraceptives with no cost-sharing to the patient. The effect on non-oral products is less clear, but prescription volume for the vaginal ring showed a 5.1% decline from 2013 to 2015, while the prescription volume for the patch increased by 15.0% over the same time period. In May 2015, several government agencies, such as the U.S. Department of Health and Human Services, or HHS, the Department of Labor, or DOL, and the U.S. Department of Treasury, or Treasury, issued a clarification in the form of an FAQ which clarified the requirements for coverage of contraceptives under the ACA. The FAQ states that plans and issuers must cover without cost-sharing at least one form of contraception in each of the 18 current methods that the FDA has identified for women in its current Birth Control Guide. The patch is identified as a specific method in the FDA Birth Control Guide, and therefore insurers must cover at least one patch product with no cost-sharing to the patient. Because this clarifying guidance will be applied for plan years (or in the individual market, policy years) beginning on or after 60 days from the date of publication of the FAQs, patients will not have the benefit of this clarification until their new plan year, which generally started in January 2016. Therefore, it is too early to determine the full effect of the ACA on our business. We believe the CHC market will maintain a long-term neutral to slightly positive annual growth rate in line with contraceptive population growth.

        In spite of the availability of generic contraceptives for over 25 years, branded products have maintained a significant share of the CHC market, with 59% of dollar sales and 20% of prescriptions for 2015. Branded contraceptives in the CHC market have driven significant increases in the value of branded total prescriptions, or TRx. In the five years ended December 2015, the average annual price increase among the top branded products was 11.2%. The average price per cycle, referred to as the wholesale acquisition cost, or WAC, for a single 28-day cycle of the top branded products was $41.53 in 2006 and rose to $117.18 by December 2015. As of October 2014, the branded CHC transdermal patch (Ortho Evra) has been discontinued, and the generic CHC transdermal patch (Xulane) is currently priced at $105.92 per cycle. The other non-oral form of CHC, the vaginal ring, is currently priced at $111.10 per cycle. We cannot predict whether the manufacturers of branded products will continue to increase prices going forward, but we believe we will be able to set a WAC price for Twirla, if approved, that is comparable to other branded CHC products at the time of launch. Based on IMS Health data, we estimate that each percentage point of market share of CHC total prescriptions in the United States currently represents approximately $152 million of annual gross sales potential for Twirla, if approved.

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

Contraceptive Patch Market Experience

        The Ortho Evra® contraceptive patch, or Evra, was introduced in early 2002 and was the first FDA-approved contraceptive patch. The initial approved labeling for Evra indicated that it delivered a daily EE dose of 20 micrograms. Evra had rapid uptake in the contraceptive market, and achieved a 10% share of the CHC market by September 2003. Following FDA approval of Evra, users of Evra began to report thrombotic and thromboembolic events to the FDA. Johnson & Johnson, the manufacturer of Evra, revised the Evra labeling in November 2005 to include information that EE exposure with Evra is 60% higher than that of an oral contraceptive containing EE of 35 micrograms, based on area under the curve, a commonly-used metric for measuring EE exposure in contraceptives. This information was ultimately included in a black box warning and bolded warnings unique to the Evra label. The Evra market share declined rapidly following the labeling changes, from a peak share of 11% in 2005, to 4% by the end of 2006, to 1.4% by the end of 2013, where it stabilized, with a 1.5% share of the market based on combined prescriptions for Evra and its generic equivalent in 2014. In 2015, the patch share of the CHC market grew slightly, with a 1.6% TRx share for 2015.

        In April 2014, Mylan Inc. announced the launch of Xulane™, a generic version of Evra. Generic pharmaceutical products are the chemical and pharmaceutical equivalents of the brand or a reference listed drug, or RLD. Generic drugs are bioequivalent to their reference brand name counterparts. Bioequivalence studies compare the bioavailability of the proposed drug product with that of the RLD product containing the same active ingredients. Bioavailability is a measure of the rate and extent to which the active ingredient is absorbed from a drug product and becomes available at the site of action. Under pharmacy dispensing rules governed by state law, depending on the state, if an automatic generic substitute is introduced, the pharmacist may dispense either the prescribed product, or they may replace it with an equivalent generic without being required to inform the patient or healthcare professional. In addition, the FDA offers a 180-day exclusivity period for generic products in specific cases. The first generic applicants to submit a substantially complete Abbreviated New Drug Application containing a paragraph IV certification to a listed patent are protected from competition from other generic versions of the same drug for the 180 days. As of December 2015, no other generic equivalents to Evra have been introduced.

        The FDA has maintained, in spite of the wording in the labeling for Evra and its approved generic, that none of the epidemiologic studies to date provides a definitive answer regarding the relative risk of VTE with Evra compared to combined oral contraceptive use or whether the increased risk that some studies demonstrated is directly attributable to Evra. An advisory committee for the FDA stated that the benefits of Evra outweigh the risks. In its denial of a Citizen's Petition calling for the withdrawal of Evra, the FDA followed the committee's recommendations stating that the increased VTE risk does not warrant removal from the market, and that the labeling revisions to the Evra label provide an update and guidance on the interpretation of the epidemiologic data about the risk of VTE with Evra. In spite of the labeling changes, and Johnson & Johnson ceasing promotion of Evra in 2007, Evra and its generic equivalent generated $165 million in gross sales in 2015.

        We believe that the rapid uptake and acceptance of Evra upon its introduction demonstrates that there is an unmet market need for a transdermal patch as a contraceptive option. Also, the epidemiologic data on VTE risk suggest that there is a need for a contraceptive patch that delivers both a low dose of EE similar to oral contraceptives and a first or second generation progestin.

Our Product Candidates

        Each of our product candidates utilizes our proprietary Skinfusion technology, which is designed to provide advantages over the currently available patch. Skinfusion is designed to deliver contraceptive levels of hormones to the blood stream through the skin over a seven-day period. It is also designed to optimize patch adherence and stability and patient comfort. Our lead product candidate is Twirla, a prescription CHC patch which contains both EE and LNG and is designed to deliver a low dose of EE and LNG comparable to the total dose delivered with low-dose oral contraceptives. In addition to Twirla, we are developing a pipeline of other new transdermal contraceptive products, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle and AG200-SP, which is a regimen designed to provide shorter, lighter monthly withdrawal bleeding. We are also developing AG890, which is a P-only prescription contraceptive patch intended for use by women who are unable or unwilling to take estrogen. The National Institutes of Health, through a clinical trial agreement with us, conducted a Phase 1/2 trial with AG890. The Phase 1/2 study was a multicenter study to evaluate the pharmacokinetics, safety and mechanisms of potential contraceptive efficacy of AG890. The trial is complete and we continue to evaluate the findings. After we complete our evaluation, we may need to perform additional patch development work to determine the optimal formulation and dose to advance to Phase 3. Based upon a number of factors, including, but not limited to, our available capital resources and feedback from the FDA, we continue to review the clinical path and budgetary requirements for each of AG200-SP, AG200-ER and AG890.

        Our current product candidate pipeline is summarized in the graphic below:

*
Data from trial is under evaluation

Twirla Product Overview

        Twirla is a CHC patch which contains both EE and LNG. Twirla is designed to address an unmet medical need for increased compliance and improved ease of use as compared to oral contraceptives. A single Twirla patch delivers the active ingredients LNG and EE over a seven-day dosing interval, and thereby eliminates the need to take a daily pill as is necessary with an oral contraceptive. Twirla uses a traditional 28-day contraceptive regimen, where one patch is applied weekly for three consecutive weeks and then there is a fourth patch-free week in each 28-day time period. Twirla may be applied to the buttock, abdomen or upper torso, but not the breast. In clinical trials reported to date, women most frequently chose the buttock and abdomen for patch placement. The exact patch location needs to be rotated with each patch change. Twirla has demonstrated a therapeutically equivalent pharmacokinetic profile when worn on the buttock, abdomen or upper torso. A drug's pharmacokinetic profile refers to the specific way in which a given drug is handled by the body over time, reflecting the particular patterns of absorption, distribution and elimination of the drug in the body.

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

Twirla Patch Profile

        The following table compares Twirla with the Evra product and its generic equivalent, Xulane, as stated in their labels, based upon publicly-available information regarding the products and the characteristics of Twirla and other Twirla attributes observed in our completed Phase 3 clinical trials. We have not performed a head-to-head comparison of Twirla to Evra.

Characteristic	Twirla	Ortho Evra*/Xulane
Form of product	Transdermal patch Round, approximately 28 square centimeters Soft, silky, stretchy fabric	Transdermal patch Square, Evra approximately 20 square centimeters; Xulane approximately 14 square centimeters Smooth, plastic film
Active ingredients	EE, LNG	EE, norelgestromin
Pharmacokinetic profile of EE per day	~30 micrograms	60% higher than that of an oral contraceptive containing 35 micrograms (~56 micrograms)**
Regimen	One patch weekly 21 days active / 7 days patch-free	Same as Twirla;
Package configurations	1 box of 3 patches = 1 cycle 1 box with 1 patch = replacement	Evra is same as Twirla; Xulane is 1 box of 3 patches only
Top four adverse events/reactions in completed clinical trials	Nausea 3.0% Application site irritation 2.4% Breast tenderness 2.1% Headache 2.0%***	Breast symptoms 22.4% Headache 21.0% Application site disorders 17.1% Nausea 16.6%

*
Source of Ortho Evra and Xulane data are U.S. prescribing information or package inserts.

**
The Ortho Evra and Xulane package inserts indicate a strength of 35 micrograms of EE per day.

***
Adverse events deemed definitely, probably or possibly related to Twirla in completed Phase 3 clinical trials.

Twirla	Evra

        Twirla employs our Skinfusion patch technology, resulting in a unique appearance and feel of the patch. Evra/Xulane does not utilize our Skinfusion technology; its active ingredients and adhesives are dispersed to its edges. One frequent complaint about patches that do not utilize Skinfusion is that they collect dirt and lint and may leave a sticky black ring of residue on the skin which can be difficult to remove. We do not have any direct comparison of the appearance of the patch on the skin at the end of seven days between Twirla and Evra/Xulane, but we believe, based on anecdotal feedback from our clinical trial investigators, as well as based upon the differences in the design of the patches, that Twirla may have an advantage in this regard.

        We have not performed a head-to-head comparison of Twirla to Evra/Xulane, however, a pharmacokinetic study that we conducted with Twirla was similar in design to the pharmacokinetic study conducted with Evra that provided the information regarding the daily amount of EE delivered that is currently in the Evra/Xulane package insert. The figure below combines the results for average EE concentrations from these two studies, and suggests a comparison of the observed blood concentration of EE for Twirla versus Evra versus observed and estimated data for the pill. The lower amount of EE delivered from Twirla as compared to Evra can be observed. If Twirla is approved by the FDA, we will not be able to make direct comparative claims regarding the safety, efficacy or pharmacokinetics of Twirla and Evra/Xulane, since none of our completed clinical trials studied, nor does our contemplated additional Phase 3 clinical trial expect to study, Twirla in a head-to-head comparison with Evra/Xulane.

 EE Concentrations (pg/ml)

        The Evra curve presented in the graphic above was estimated based on the graph provided in the Evra label. In the legend to the figure above, "OC" refers to an oral contraceptive containing 35 micrograms of EE. The OC data prior to Day 21 are estimated steady-state data based on Day 21 EE concentrations observed during our pharmacokinetic study.

        Twirla contains LNG, which is the progestin used as the reference standard when comparing risk of VTE between progestins. Evra/Xulane contains the progestin norelgestromin, which is a prodrug of norgestimate, a second generation progestin that has not demonstrated an increased risk of VTE independent of EE. We do not expect any meaningful clinical differences between Twirla and Evra/Xulane based on the progestin component, but our market research with ObGyns has demonstrated that they perceive LNG to be one of the safest progestins available.

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

        In our Phase 3 trials, the primary measure of efficacy is the Pearl Index, or PI, which is calculated based on the number of observed on-treatment pregnancies and total number of on-treatment cycles during the study. Specifically, the PI is expressed as the number of pregnancies per 100 WY of use. The pooled PI value in the completed Phase 3 trials for the Twirla patch was 5.76 and for the combined oral contraceptive control arms was 6.72, which were higher than the range of 1.34 to 3.19 in pivotal studies conducted on products approved by the FDA in the previous ten years. In addition, the upper bound of the associated confidence intervals were higher than seen in clinical trials used for registration of other approved hormonal contraceptives.

        We believe that the results for both the patch and oral contraceptive control arms in the two completed Phase 3 trials were affected primarily by issues with study conduct at several study sites, including rapid enrollment which led to inability to manage the study population, poor subject compliance, and high rates of loss to follow-up. In the larger of our completed Phase 3 clinical trials, 96 sites enrolled subjects, 60 of which had no on-treatment pregnancies. Nineteen percent of the on-treatment pregnancies reported during this trial came from one site. This site represented approximately 8% of the randomized subject population. Thirty six percent of on-treatment pregnancies were reported at four of the 96 sites. These four sites represented approximately 15% of the randomized subject population.

        Experts agree that the characteristic most likely to impact contraceptive failure and pregnancy rates is the subject's likelihood of using a method inconsistently or incorrectly. Consistent with expert opinions, our analyses have suggested that the results for both the patch and oral contraceptive control arms in the two completed Phase 3 trials were also affected in part by the study population, which comprised a disproportionately high number of new users and minority subjects, known to be at higher risk of noncompliance and pregnancy, as compared to the majority of other recent CHC clinical trials which have gained approval in the United States.

        Individuals who immediately switch from one hormonal contraception method to another, referred to as current users, or who have recently used another method of hormonal contraception, are less likely to experience contraceptive failure than a new user because they are less likely to have inconsistent or incorrect use. These experienced subjects are often selected for trial participation because their inclusion will lower failure rates. Indeed, many contraceptive trials have enrolled a high proportion of these subjects. Direct comparisons across multiple trials are limited by differences in study design and population, as well as differences in definitions of user status; however, as shown in the table below, some comparisons are possible. For example, when compared against trials that captured current hormonal contraceptive use, in the larger of our two completed Phase 3 trials, we had a lower proportion of subjects randomized to receive Twirla that were current users, only 17.8%, reflecting a population with less experience using hormonal contraception, compared to two recently approved hormonal contraceptives. When compared against trials that categorized subject experience more broadly by their use of hormonal contraception within the 6 months prior to enrollment, our trial also had a lower proportion of experienced subjects, only 44%. In both the COC and Twirla groups, new users had approximately three times the rate of noncompliance compared to experienced users, as verified through blood tests revealing non-detectable blood levels of EE and LNG. Similarly, the pooled PI values from our completed Phase 3 clinical trials were more than twice as high among new users compared to experienced users, and in the primary efficacy analysis population there were no pregnancies observed in current users of other hormonal contraception who immediately switched to the patch upon entry into the trial.

        In addition, our two completed Phase 3 clinical trials also included a higher proportion of black and Hispanic subjects than most recent hormonal contraceptive trials. Although the underlying reasons are not well-understood, several articles in medical journals, such as Contraception and the American Journal of Obstetrics & Gynecology, and in at least one report by HHS, state that contraceptive failure rates are highest in black and Hispanic subjects. In our two completed Phase 3 trials, rates of laboratory-verified noncompliance were substantially higher in blacks and Hispanics compared to non-Hispanic white subjects in the larger of our Phase 3 trials, and as shown in the table below, there were substantially higher PI values in the black and Hispanic subpopulations than in non-Hispanic white subjects. Additionally, as shown in the table the observed PI values were more dramatically increased for new users who were also black or Hispanic.

Study Population Demographics in Selected Contraception Trials

		Contraceptive Product (Year of Approval) % of subjects in category*
Parameter		Twirla		Seasonique (2006)	Yaz (2006)		Lo- Seasonique (2008)	Natazia (2010)		Quartette (2013)
Hormonal contraception use
Current Users		18	(a)	—	60	(b)	—	59	(c)	—
Within 6m of enrollment	Yes(d)	44		68	—		61	—		44
	No(e)	56		32	—		39			56
Race/ethnicity	Hispanic	15		5	5		10	13		11
	Black	22		11	4		12	7		18

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

CRL and FDA Interactions

        In February 2013, we received a CRL from the FDA indicating that the results from our two completed Phase 3 trials would not be sufficient for approval, and the FDA proposed that we conduct an additional Phase 3 trial. Among the comments expressed in the letter were some regarding the PI values seen in the studies. Specifically, the FDA indicated that the PI values and the upper bound of the associated confidence intervals in the studies, in both the subjects using the Twirla patch and the control arm using oral contraceptives, were higher than seen in clinical trials used for registration of other approved hormonal contraceptives. The confidence interval is a range around a measurement that conveys how precise a measurement is. The FDA recommended that we conduct an additional Phase 3 trial with a simplified clinical trial design and improved study conduct, including site monitoring and data collection procedures. The FDA also required additional information relating to the laser etching of label information on each patch and required that the patch used in the new trial utilize the same etching as will be used for the commercial product, in order to demonstrate that it does not adversely affect the performance of the patch. Furthermore, the FDA also requested in the CRL additional information on controls and release specifications related to the patch, and manufacturing and control information related to the Drug Master File of one of the raw materials in Twirla.

        In October 2013, we met with the FDA and received further guidance on requirements for our planned Phase 3 trial. In addition, we had a follow-up written interaction with the FDA in February 2014 and have received substantial written comments from the FDA in subsequent interactions. We enrolled the first subject in the SECURE study in the third quarter of 2014, and completed enrollment in October 2015. The patches being studied in the SECURE study are laser etched using the same process as we anticipate for commercialization of Twirla, if approved. We will continue additional supportive testing in order to respond to the FDA's CMC questions.

The SECURE study, our third Phase 3 Clinical Trial

        Our third Phase 3 clinical trial is intended to address a number of issues identified in the CRL, including but not limited to, a simplified trial design, study conduct, recruitment of study population and compliance. We have designed and are conducting the SECURE study as follows:

  •
  Single-arm study;

  •
  Over 2,000 female subjects will receive Twirla for up to one year;

  •
  Approximately 100 sites located in the United States with experience in conducting contraceptive studies;

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

        We have engaged Parexel International Corporation, or Parexel, a CRO with substantial experience in contraception studies and excellent site monitoring capabilities, as the CRO for the SECURE study. We actively participated in site selection and in monitoring subject recruitment, and actively participate in site monitoring and oversight of Parexel's activities, and will continue to do so throughout the length of the trial. Our CRO was selected based not only on the above criteria, but on a clear track record of responding to trends and information through early intervention in order to assure compliance with trial procedures at both the subject and site levels.

        The SECURE study is employing several measures designed to improve upon one aspect of prior study conduct: loss to follow-up. First, the SECURE study is being conducted in approximately 100 sites in the United States that have experience conducting contraceptive trials and experienced study coordinators. Study sites have been evaluated extensively for their prior hormonal birth control trial experience through a data-driven approach assessing performance on previous clinical studies, staffing of experienced study coordinators with longevity at the site, demographics of potential study subjects, and audit history. Technology employed by our contract research organization, or CRO, in coordination with our clinical team will enable more focused oversight of participating sites and facilitate more individualized attention to enrolled study subjects, as compared to our previous Phase 3 study. Training of study coordinators at the investigator meeting, at study initiation visits, at coordinator's meetings, and through ongoing communication should also reduce loss to follow-up. In addition, study sites that are showing early trends toward higher rates of loss to follow-up or overall poor study management will be re-trained and, if necessary, discontinued. Upon subject enrollment, sites will also ask for multiple methods of contact for each subject, and will obtain permission to contact family members and utilize public records to locate subjects who are lost to follow-up.

        After site selection, recruitment of the study population is the next crucial step toward achievement of a population that will provide reliable and generalizable data in the SECURE study.

We have trained our sites to provide individualized attention to recruitment of subjects who are most likely to adhere to the study protocol with respect to compliance, including correct patch application, timing of patch removal and replacement, electronic diary, or e-diary, completion and study visits. Potential subjects are carefully screened for ability, motivation and willingness to comply with all of the study visits and other requirements. Study coordinators and investigators have received in-depth training on selection of appropriate subjects prior to beginning subject enrollment, and these criteria have been reviewed throughout the study enrollment period. Subjects are also advised through the informed consent process that noncompliance with study procedures may lead to discontinuation from the trial. In addition, each site provided real-time recruitment information to the CRO throughout the recruitment process, which facilitated enrollment of the appropriate subject population. Enrollment of the SECURE study was completed in October 2015. The demographics of the subjects recruited into the SECURE study are consistent with our goals of a broadly representative patient population, and fewer than 20% of subjects are naive to hormonal contraception.

        A number of measures have been put in place in order to facilitate compliance with study procedures. To ensure subjects are adequately educated regarding their responsibilities during the trial, a detailed subject teaching plan has been developed and implemented, and subject education regarding the importance of compliance, including videos, brochures and one-to-one education with study coordinators, is provided at repeated intervals throughout the study. In addition, following completion of enrollment, we have held live meetings with groups of study coordinators to reinforce study procedures to facilitate compliance. A number of measures have been put in place to support and monitor compliance through the study. One key measure is the use of e-diary and text message technology, which provides personalized reminders to subjects for patch application, diary completion and study visits, measures we believe will improve overall subject compliance. Phone contact with subjects between visits is part of the study protocol, which will increase the frequency of contact with subjects throughout the study.

        The electronic diary platform being utilized in the SECURE study is PHT's LogPad® system, a handheld device specifically designed for subject-entered data capture. In addition to contributing to improved compliance, the use of e-diary technology may also contribute to improved data quality and completeness in the SECURE study. Subjects use their e-diaries to record the data that are critical to the calculation of the PI, including sexual activity and use of back-up contraception. Subjects also record their bleeding patterns and patch adherence using a new, more precise scale. During the study screening period, subjects received comprehensive training on use of the e-diaries and were required to demonstrate both appropriate use and ability to comply with the study protocol during a two-week run-in period in order to be enrolled in the study. The diaries are designed to be simple and easy-to-use, and to enhance data quality, and have built-in prompts to avoid subject error in data entry. As the subjects enter data into the e-diaries, information is transmitted to the vendor database and is available for real-time review by the Agile team, the CRO and our study monitors. The CRO and our study monitors analyze individual subject and site data and can immediately implement additional training or intervention with study site coordinators and subjects as needed, including potentially discontinuing noncompliant sites or subjects. Real-time e-diary and study visit data also potentially minimize the number of subjects lost to follow-up. By selecting an appropriate subject population and implementing the compliance measures described above, we anticipate that the number of pregnancies will be reduced as compared to the previous Phase 3 studies. None of these real-time measures were utilized in our previous clinical trials. We believe we have designed and are implementing a clinical trial that addresses the feedback provided by the FDA in the CRL and additional guidance we have received in subsequent interactions with the FDA.

        An independent Pregnancy Review Committee comprised of experts has been selected to review all pregnancies and determine on or off-treatment status, which will affect the numerator of the PI calculation. Accurate and timely pregnancy adjudication is critically important in order to reduce the likelihood that pregnancies which occur off treatment will be included by the FDA during the review process. In order to avoid pre- or post-treatment pregnancies being included, every pregnancy will be assessed via ultrasound as soon as possible and full data will be collected regarding the relationship of the pregnancy to the subject's use of Twirla. Based on the observations regarding the clustering of pregnancies at a few sites during our completed Phase 3 trials, we believe that focused attention to ensuring full implementation of the compliance measures at every site will substantially reduce the overall incidence of pregnancies during the SECURE study. We did not have an independent Pregnancy Review Committee for our previous clinical trials.

        The observed PI values will not only be impacted by the number of pregnancies that occur in the study, but also by the number of cycles that are included in the analysis, which affects the denominator of the PI calculation. Cycles in which a subject is not sexually active, has incomplete diary information or uses a back-up method of contraception will not be counted toward the number of cycles included in the calculation of the PI. Indicators of subjects who are likely to exhibit the behaviors listed above were carefully assessed during the recruitment process so as to reduce the number of cycles discarded from the analysis.

        Assuming successful completion of the SECURE study in the fourth quarter of 2016, we plan to submit a complete response that includes the additional clinical trial results to the FDA in the first half of 2017.

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

        The hormonal contraceptive market has a long history of manufacturers successfully using line extensions to extend the lifecycle of a brand, often by gaining additional exclusivity periods for the product extension under the provisions of the Hatch-Waxman Act or with additional patents. Our lifecycle strategy with Twirla is to introduce line extensions that will have exclusivity for some time period, either due to our intellectual property estate, or due to Hatch-Waxman exclusivity. The line extensions in our pipeline include using our Skinfusion technology to allow a 28-day regimen where women will experience shorter, lighter withdrawal bleeding, as well as extending the cycle beyond the typical 28-day regimen to allow women to experience fewer withdrawal bleeds each year. In addition, the line extension product candidates in our pipeline will utilize a unique aspect in the regimen, where a smaller patch, or SmP, that delivers a lower dose of both EE and LNG will be worn during the final seven days of each cycle, rather than having a patch-free week, to allow for withdrawal bleed while minimizing hormonal fluctuations and potentially the side effects that accompany changes in hormone levels. These regimens are protected by patents issued to us in 2015. A study to examine the pharmacokinetics and pharmacodynamics of the SmP will be required prior to advancing the line extension product candidates through clinical development.

        Our Twirla line extensions include the following:

  •
  AG200-ER is an extended cycle regimen utilizing our current patch product and the SmP designed to allow a woman to extend the time between her episodes of withdrawal bleeding. There are several currently approved oral contraceptives that provide an 84 or 91-day extended cycle regimen. However, there is no approved contraceptive patch product offering an extended cycle regimen. AG200-ER is a contraceptive patch which is designed to address the limitations of the currently approved extended regimen oral contraceptives by providing a more convenient, weekly dosing schedule. By adjusting the length of the cycle, AG200-ER is designed to potentially minimize breakthrough bleeding and spotting, which is a commonly-reported concern with patients using an extended regimen contraceptive product. AG200-ER utilizes the same drug product as Twirla during the active phase of the cycle and will utilize the SmP during the final week of the cycle. AG200-ER requires additional patch development work on the SmP prior to potentially conducting a pharmacodynamics and pharmacokinetic study. We are currently evaluating the optimal cycle length to advance into Phase 3 clinical development.

  •
  AG200-SP is a 28-day regimen designed to provide users with shorter, lighter withdrawal bleeds and potentially improve contraceptive efficacy. AG200-SP may also provide benefit in patients with sensitivity to abrupt changes in hormone levels. Oral contraceptives that use a shortened hormone-free interval, or SHFI, by delivering hormones beyond 21 days currently comprise 42% of U.S. branded TRx volume, demonstrating high acceptability among patients and providers. AG200-SP is designed to provide a simplified 28-day regimen through use of the same drug product as Twirla for the first three weeks of the cycle, and the SmP in the fourth week, which will allow patients to continuously apply patches without interruption. AG200-SP requires additional patch development work on the SmP prior to potentially conducting a pharmacodynamics and pharmacokinetic study.

        Our other product candidate is a P-only contraceptive patch described below:

  •
  AG890 is an LNG-only contraceptive patch, intended for use by women who are unable or unwilling to take estrogen, including those who are breastfeeding or who are at greater risk of VTE, such as women who smoke, are over 35 years of age, or who are obese. Currently, the P-only market consists of pills and several non-oral options, including IUDs, implants and injections. AG890 is intended to fulfill an unmet medical need for a non-daily, easily reversible form of contraception in the P-only market. We have conducted a Phase 1 clinical trial with AG890. In addition, the National Institutes of Health, through a clinical trial agreement with us, conducted a Phase 1/2 trial with AG890. The Phase 1/2 study was a multicenter study to evaluate the pharmacokinetics, safety and mechanisms of potential contraceptive efficacy of AG890. The trial is complete and continue to evaluate the findings. Once we have completed our analysis of the data, it is possible that additional patch development work for dose selection may be required, including additional Phase 1 and Phase 2 studies to determine the optimal formulation and dose to advance to Phase 3.

        We do not expect to be required to conduct preclinical studies for any of these product candidates. Based upon a number of factors, including, but not limited to, our available capital resources and feedback from the FDA, we continue to review the clinical path and the budgetary requirements for each of these three product candidates.

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

        Prescribing in the CHC category is primarily driven by ObGyns, who write 43% of the total prescriptions. In addition, NPs and PAs, who are often affiliated with an ObGyn practice but can also be in a primary care setting, write 27% of all CHC prescriptions. The ObGyns, NPs and PAs combine to write nearly 71% of total CHC prescriptions. In addition, 34% of all prescriptions written by ObGyns are for contraceptives. We plan to focus the promotion of Twirla on these key prescribers and other key customer groups, including consumers and commercial managed care plans. We believe that we can deploy a focused sales force effort targeting the approximately 22,000 prescribers responsible for 80% of branded CHC prescriptions. We believe that this universe of branded prescribers can be covered adequately by a specialty sales force of between 70 and 100 total representatives. In areas of the country where it is not efficient to deploy a sales representative, remote promotion can be used to reach these prescribers.

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

        Managed care plans have traditionally used differential co-pays to attempt to drive patients to use either generic products or products for which they have a contract with the manufacturer. Many plans encourage patients to obtain their branded contraceptives through mail-order, incentivizing them with a 90-day co-pay that is often less on a per-month basis than that for a 30-day supply. Most manufacturers of contraceptive brands offer a coupon to patients covered by non-governmental payors to offset the difference in co-pay between a generic and Tier 2 or Tier 3 for their promoted brands. These co-pay coupons are a useful tactic to overcome barriers to initiating therapy in such patients. When used in conjunction with product samples given out by the physician, a co-pay coupon often allows the patient to then fill their first prescription for free or at a steep discount, and limits the out of pocket expenditure for the patient for several months. This co-pay assistance creates brand loyalty, particularly for a brand where there is no generic alternative. We believe that we will be able to use free product samples and co-pay coupons or vouchers at the time of Twirla's launch to gain use of the product by patients covered by non-governmental payors while we are negotiating contracts with select commercial health plans and awaiting formulary review. In addition, we believe the enactment of the ACA, and specifically the requirements for contraceptive coverage required by the ACA, provides a favorable managed care environment for Twirla. The ACA requires all insurers to provide at least one product in each of the 18 methods referenced in the FDA Birth Control Guide with no cost-sharing to the patient, including no co-pays, coinsurance, or deductibles. The FDA Birth Control Guide lists "Patch" as a unique method, therefore insurers must provide access to at least one contraceptive patch product with no cost-sharing to the patient. Currently, there is only one other patch product available on the market, Xulane (the generic version of Ortho Evra), and we believe the safety and tolerability profile of Twirla, if approved, will be superior to that of Xulane. Therefore, we believe Twirla will be well-positioned to be the no-cost patch option on formulary, either based on its clinical profile, or based upon negotiated rebates and discounts. In addition, we expect to be able to provide co-pay assistance in the form of a coupon for patients on plans where Twirla requires a co-pay.

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

Topline Summary of Our Managed Care Market Research:

        The managed care research summarized below was conducted prior to the implementation of the contraceptive mandate in the ACA, and prior to the clarification issued by HHS in May 2015, which requires coverage of at least one form in each method of birth control with no cost-sharing to the patient. We plan to conduct further market research with managed care payers as Twirla gets closer to approval and commercialization.

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

        We face competition from a variety of non-permanent birth control products. There are non-hormonal barrier methods, such as the contraceptive sponge, diaphragm, cervical cap or shield and condoms. Then, there are hormonal methods, which is the category for our product candidates, such as oral contraceptives, injections, implants, IUDs and vaginal ring and transdermal contraceptive products.

        The following table compares the effectiveness of birth control methods. We adapted the table from the World Health Organization, 2011 Family Planning Wall Chart.

        Although there are over 200 CHC products, including brands and generics, available on the market today, 55% of the total market sales, or $2.2 billion in 2015, consisted of sales of just eight branded products. Our potential competitors include large, well-established pharmaceutical companies, and specialty pharmaceutical sales and marketing companies. The product with the highest dollar sales in the CHC market for the 12 months ending December 2015 was Nuvaring®, marketed by Merck, the only contraceptive vaginal ring available on the market, with over $720 million in sales for 2015. The Loestrin® franchise, marketed by Allergan (formerly known as Actavis), consisting of two oral contraceptives, Minastrin® 24 and LoLoestrin®, totaled over $750 million in sales in 2015. Other competing products include: Gianvi® and Quartette®, marketed by Teva, Beyaz® and Yaz®, which totaled over $150 million in sales in 2015, and Mirena®, marketed by Bayer. Although not a branded product, Xulane, the generic to Ortho Evra and the only patch currently available on the market, generated $165 million in sales in 2015 for Mylan. Additionally, several generics manufacturers currently market and continue to introduce new generic contraceptives, including Sandoz, Glenmark, Lupin, Amneal and Mylan. Ortho Tri-Cyclen® Lo, also an oral contraceptive, had $503 million in sales in 2015, in spite of no promotion by Johnson & Johnson. Based on the market experience of other non-oral CHC dosage forms, including Evra and Nuvaring, we believe there is a continuing demand for an innovative transdermal contraceptive patch that can provide convenience in a low-dose transdermal format.

        There are other contraceptive products in development that, if approved, will compete with Twirla and our other product candidates. Companies that have new contraceptive products in various stages of development include Bayer, with a contraceptive patch, an oral contraceptive and a P-only vaginal ring, each in Phase 3 development. Allergan has a vaginal ring in development, which is a generic equivalent to Nuvaring, a P-only patch for which they received a CRL from the FDA, and an oral contraceptive and an additional vaginal ring in Phase 2 development which is a 12-month vaginal ring that was developed by the Population Council for use in the developing world. In the past few years, some of the large pharmaceutical companies such as Johnson & Johnson and Pfizer have dissolved their women's health specialty marketing and sales teams, and Bayer has shifted their focus away from their CHC products to their IUD franchise.

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

        Prior to May 2015, managed care plans have individually interpreted the requirement for coverage of contraceptives under the ACA. Some plans have designated that all contraceptives containing the same progestin are equivalent, and therefore only cover a select few products containing each progestin, usually the least expensive generics, with no co-pay. Other plans have defined contraceptive methods into categories such as "hormonal", "emergency contraception", and "barrier methods", and they cover just one product for each method with no co-pay. In May 2015, a clarification in the form of an FAQ was issued by the applicable government agencies (HHS, DOL, and Treasury) which clarified the requirements for coverage of contraceptives under the ACA. The FAQ states that plans and issuers must cover without cost-sharing at least one form of contraception in each of the 18 methods the FDA has identified for women in its current Birth Control Guide. The patch is identified as a specific method in the FDA Birth Control Guide, and therefore insurers must cover at least one patch product with no cost-sharing to the patient. Because this clarifying guidance will be applied for plan years (or in the individual market, policy years) beginning on or after 60 days from the date of publication of the

FAQs, patients will not have the benefit of this clarification until their new plan year, which generally started in January 2016. Therefore, it is too early to determine the full effect of the ACA on our business.

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

        Even if the FDA approves a product candidate, it may limit the approved indications for use of the product candidate and require that contraindications, warnings or precautions be included in the product labeling, including a black box warning. The FDA also may not approve the inclusion of labeling claims necessary for successful marketing. Moreover, the FDA may require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug's safety and efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms. For example, the FDA may require a risk evaluation and mitigation strategy, or REMS, as a condition of approval or following approval to mitigate any identified or suspected serious risks and ensure safe use of the drug. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. A REMS could materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements, FDA notification, and FDA review and approval. Further, should new safety information arise, additional testing, product labeling or FDA notification may be required.

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

        If the ANDA or 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must send notice of the Paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the paragraph IV certification, the FDA may not make an approval effective until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant's favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor's decision to initiate patent litigation.

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

        Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, will be required to label drug product with a product identifier and are required to keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers must also verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this legislation, manufactures have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

        In March 2010, the ACA was enacted, which included provisions on comparative clinical effectiveness research extended the initiatives of the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, which provided $1.1 billion in funding to study the comparative effectiveness of healthcare treatments. This funding was designated for, among other things, conducting, supporting or synthesizing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The ACA also appropriated additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of healthcare, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies.

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

        In addition, in August 2011, President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. In November 2015, the Bipartisan Budget Act was enacted into law, which, among other things, extended sequestration through 2025. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for our product candidates if they are approved.

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

Research and Development

        Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $25.6 million, $13.4 million, and $9.2 million for the years ended December 31, 2015, 2014, and 2013 respectively. We plan to increase our research and development expenses for the foreseeable future as we continue our ongoing Phase 3 clinical trial for Twirla and subsequently advance the development of our other product candidates.

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

        Eight U.S. patents, issuing from three patent families, have been submitted to the FDA for listing in the Orange Book upon approval of Twirla. These patents include claims directed to transdermal delivery systems having an active adhesive matrix and claims directed to methods of controlling fertility by applying such transdermal delivery systems, and in all cases including a skin permeation enhancer. One of our eight issued U.S. patents will expire November 22, 2020. Four will expire March 14, 2021. Two will expire July 10, 2028. The eighth will expire August 26, 2028.

        U.S. Patent No. 7,045,145 is directed to the adhesive matrix of the transdermal delivery system used in Twirla and expires in March 2021; product-by-process claims cover patches manufactured by drying wet formulations of the active adhesive matrix. U.S. Patent No. 7,384,650, U.S. Patent No. 8,221,784, and U.S. Patent No. 8,221,785 are all directed to the dry final product formulation of the transdermal delivery system used in Twirla, and expires in March 2021. U.S. Patent No. 8,221,784 covers both Twirla and AG890. Foreign counterparts to these patents have been granted in Australia, Canada, China, Europe, India, Indonesia, Israel, Japan, Korea, Mexico, New Zealand, Norway, the Philippines, South Africa and Taiwan and are pending in other countries. U.S. Patent No. 8,883,196 is directed to a method of controlling fertility by applying Twirla or AG890 once each week for three weeks followed by a one week rest interval, or in an extended regimen without a rest interval for a selected number of weeks, and expires November 22, 2020.

        U.S. Patent Nos. 8,246,978, 8,747,888, and 9,050,348 are directed to structural features of the transdermal delivery system used in Twirla and AG890 patch design for transdermal delivery of hormones or of other drugs. As such, these patents protect a platform technology for delivery of LNG, EE, other hormones, and other drugs. These patents expire in July and August 2028. Foreign counterparts are granted in Australia, Japan, Russia and New Zealand and are pending elsewhere.

        U.S. Patent Nos. 9,198,876, 9,192,614, 9,198,919 and 9,198,920 are directed to various novel dosing regimens, each of which employs transdermal delivery of contraceptive doses of ethinyl estradiol and levonorgestrel during a "treatment interval" and transdermal delivery of low dose ethinyl estradiol and low dose levonorgestrel during a "withdrawal interval". We expect these patents will be relevant to two of the products in our pipeline, AG200-SP and AG200-ER, as well as other new potential regimens.

        In addition, we own 43 granted patents in jurisdictions other than the United States, including patents in New Zealand, Australia, Canada, Austria, Belgium, Cyprus, Denmark, Finland, Germany, Greece, Ireland, Italy, Luxembourg, Monaco, the Netherlands, Portugal, Spain, Sweden, Switzerland, Turkey, Indonesia, Israel, India, Japan, South Korea, Mexico, Norway, the Philippines, Taiwan and South Africa. These issued foreign patents include claims directed to transdermal delivery systems having an active adhesive matrix and claims directed to methods of controlling fertility by applying such transdermal delivery systems, and in all cases including a skin permeation enhancer. In addition, we have 36 pending patent applications in the United States and certain foreign jurisdictions for Twirla and AG890, and for unique patch dosage regimens intended to align with future label expansions and line extensions, such as AG200-ER and AG200-SP, including an anti-oxidant formulation and a desogestrel patch.

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

Employees

        As of December 31, 2015, we had 16 full time employees, including nine in research and development and seven in general and administrative roles. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

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

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700 million as of the prior March 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

        If the results of the clinical trials for our current product candidates or clinical trials for any future product candidates do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. For example, in the CRL that we received from the FDA in connection with the NDA previously filed for Twirla, one of the FDA's comments was that acceptable evidence of efficacy was not demonstrated, as measured by Pearl Index, or PI. Specifically, in our two completed Phase 3 trials, the PI was higher than that seen in registration trials for previously approved hormonal contraceptives. Experts seem to agree that inconsistent or incorrect use is a major contributor to the increased PI seen in more recent contraceptive trials. The clinical trial results are also affected by additional factors, including differences in study design, increased sensitivity of early pregnancy tests, weight and body mass index, or BMI, of the study population and user experience. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer-term trials, or have failed to obtain regulatory approval of their product candidates. Many compounds that initially showed promise in clinical trials or earlier preclinical studies have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. Our ongoing Phase 3 trial for our primary product candidate, Twirla, may not produce the results that we expect, or the FDA may interpret the data differently than we do.

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

        We are currently conducting a Phase 3 clinical trial for Twirla and we expect to conduct additional clinical trials in the future for our other product candidates subject to available funding. Subject enrollment, which is a significant factor in the timing of clinical trials, is affected by a variety of factors, including the following:

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

        Furthermore, we plan to rely on a CRO and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we may have agreements governing their committed activities, we have limited influence over their actual performance. Additionally, the CRO and clinical trial sites may have business, regulatory, personnel or other issues that keep us from satisfactorily completing our clinical trials. Any delays or unanticipated problems during clinical trials, such as additional monitoring of clinical trial sites, slower than anticipated enrollment in our clinical trials or subjects dropping out of or being excluded from participation in our clinical trials at a higher rate than we anticipate, could increase our costs, slow down our product development and approval process and harm our business. For example, we experienced a slower than expected rate of enrollment for our on-going Phase 3 clinical trial of Twirla and, as a result, now expect the clinical trial to be completed in the fourth quarter of 2016.

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

        We have incurred losses in each year since our inception in December 1997. Our net loss was $30.3 million, $16.1 million and $14.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $164.7 million.

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

        We need large amounts of capital to support our development and commercialization efforts for Twirla. If we are unable to secure sufficient capital to fund our operations, we will not be able to continue these efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to Twirla with third parties in ways that we currently do not intend or on terms that may not be favorable to us. Our cash and cash equivalents were $34.4 million as of December 31, 2015. In February 2016, we completed an underwritten public offering where we raised approximately $37.3 million of net proceeds. Based on our current business plan, we believe that our cash and cash equivalents as of December 31, 2015, along with the net proceeds from our February 2016 public offering, will be sufficient to meet our anticipated operating needs through the end of 2017. We anticipate requiring additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or we encounter any unforeseen events that affect our current business plan.

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

        Our operations have consumed substantial amounts of cash since inception. From our inception to December 31, 2015, we have cumulative net cash flows used by operating activities of $146.8 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

        Based on our current business plan, we believe that our existing cash and cash equivalents as of December 31, 2015, along with the net proceeds from our February 2016 public offering, will be sufficient to fund our projected operating requirements through the end of 2017. We expect that these funds will not be sufficient to enable us to complete all necessary development of our product candidates other than Twirla, complete validation of our commercial manufacturing process or commercially launch Twirla or our other current product candidates. Accordingly, we will be required to obtain further funding through other public or private offerings, debt financing, collaboration or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward- looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.

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

        Assuming FDA approval, Twirla will be the first product that we commercialize. The rest of our pipeline of products are in earlier stages of clinical development and will require additional clinical and product development and funding in order to advance towards commercialization, which could take considerable time. If Twirla is not approved, our ability to advance our pipeline would be significantly adversely affected. Our ability to generate revenues and become profitable will depend in large part on the commercial success of Twirla. If Twirla or any other product that we commercialize in the future does not gain an adequate level of acceptance among physicians, patients and third parties, we may not generate significant product revenues or become profitable. Market acceptance of Twirla, and any other product that we commercialize, by physicians, patients and third party payors will depend on a number of factors, some of which are beyond our control, including:

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

        We are seeking approval for Twirla from the FDA for a contraception indication. Following our original submission of the NDA, we received a CRL from the FDA requesting, among other things, additional Phase 3 data. Our ability to commercialize Twirla, and the timing of Twirla commercialization, is dependent on timely and successful completion of this additional Phase 3 study and other items such as timely and successful completion of validation of equipment for commercial manufacturing, and ultimate FDA approval. In our current business plan, we have assumed completion of our SECURE Phase 3 clinical trial in the fourth quarter of 2016, resubmission of our NDA for Twirla to the FDA in the first half of 2017, a six-month FDA review of our resubmission and completion of validation of our commercial manufacturing process prior to our commercialization of Twirla. We cannot assure you that the FDA will approve Twirla or that the FDA's timeline for review will be within six months.

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

        The proportion of the U.S. market that is made up of generic products has been increasing over time. In 2005, generic contraceptive products held 47% of prescription volume and 34% of sales and, by 2011, those values had risen to 68% and 44%, respectively. For the year ended December 31, 2015, approximately 80% of the prescription volume and approximately 41% of sales of combined hormonal contraceptives, or CHCs, in the U.S. were generated by generic products. If this trend continues, it may be more difficult to introduce Twirla, if approved, as a branded contraceptive, at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to introduce Twirla in order to overcome the trend towards generics and to gain access to reimbursement by payors. If we are unable to introduce Twirla at a price that is commensurate with that of current branded contraceptive products, or we are unable to gain reimbursement from payors for Twirla, or if patients are unwilling to pay any price differential between Twirla and a generic contraceptive, our revenues will be limited. For example, in light of the introduction of the generic version of the Ortho Evra product by Mylan Inc. in

April 2014, and the subsequent discontinuation of distribution of Ortho Evra in October 2014 by Janssen in order to be competitive and gain market share, we may increase the rebates available to commercial payors or we may provide incentives to consumers covered by non-governmental payors, such as coupons or rebates, in order to make up for the difference in the co-payment for Twirla and the generic patch product.

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

  •
  The approval of a generic equivalent to Evra, Xulane® was announced by Mylan Inc. in April 2014. Subsequently, in October 2014, Janssen discontinued distribution of Evra and currently over 99% of patch prescriptions are filled with the generic.

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

        Our potential competitors include large, well-established pharmaceutical companies, and specialty pharmaceutical sales and marketing companies. These companies include Merck & Co., Inc., or Merck, which markets Nuvaring®, Allergan, Inc., or Allergan, which markets several branded and generic contraceptives including Loestrin® 24 and LoLoestrin®, Teva Pharmaceutical Industries Ltd., or Teva, which markets several branded and generic contraceptives including Gianvi® and Quartette®, Bayer AG, or Bayer, which markets Beyaz® and Mirena®, Johnson & Johnson, which markets Ortho-Tri-Cyclen® Lo, Pfizer Inc., which markets Alesse® and Mylan Inc. which markets Xulane™, a generic version of Ortho Evra. Additionally, several generic manufacturers currently market and continue to introduce new generic contraceptives, including Sandoz International GmbH, Glenmark Pharmaceuticals Ltd., Lupin Pharmaceuticals, Inc., and Amneal Pharmaceuticals LLC.

        There are other contraceptive product candidates in development that, if approved, would potentially compete with Twirla. Specifically, Bayer has a contraceptive patch approved in the European Union, or E.U. Bayer entered into a license and distribution agreement for the sale of this contraceptive patch in Europe with Gedeon Richter Ltd. Other companies that have new contraceptive product candidates in various stages of development include Teva (oral contraceptive in Phase 3), Merck (oral contraceptive in Phase 3), Allergan (vaginal ring and oral contraceptive in Phase 2) and Antares Pharma, Inc. (transdermal gel contraceptive in Phase 2).

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and to commercialize Twirla and our other product candidates and may affect the prices we may obtain.

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

        Of particular relevance to our business is the ACA requirement that all health plans, with limited exceptions, cover certain preventive services for women with no cost-sharing, which means no deductible, no co-insurance and no co-payments by the patient. Contraceptive methods and counseling, including all FDA-approved contraceptive methods as prescribed, are included in the ACA mandate, and this has come to be known as the "contraceptive mandate." Under the ACA, payors are only required to cover one favored product within each contraceptive "method" without imposing any cost-sharing obligations on the patient. For example, the introduction of a generic contraceptive patch product with a price that will likely be lower than the price of Twirla makes it less clear that Twirla would have a preferred position, such as coverage without a co-insurance payment, under the ACA contraceptive mandate. Other products within the same method may also be covered, but payors are allowed to use reasonable medical management techniques, such as the application of cost-sharing obligations. An amendment was issued that provided an exemption to the contraceptive mandate for group health plans established or maintained by religious employers. However, the contraceptive mandate has remained controversial, with several legal challenges filed around the country. In June 2014, the U.S. Supreme Court ruled that owners of certain private companies can object to the contraceptive mandate on religious grounds and in November 2015, the Court agreed to hear arguments from non-profit organizations requesting similar treatment. Although it is too early to determine the full effect of the contraceptive mandate and other provisions of the ACA on our business, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

        We, through Corium, also rely on certain third parties as the current sole source of the materials they supply. Although many of these materials are produced in more than one location or are available from another supplier, if any of these materials becomes unavailable to us for any reason, we likely would incur added costs and delays in identifying or qualifying replacement materials and there can be no assurance that replacements would be available to us on acceptable terms, or at all. In certain cases we may be required to get regulatory approval to use alternative suppliers, and this process of approval could delay development of our product candidates and, assuming FDA approval, commercial production of Twirla, indefinitely. For example, the sole manufacturer of one of the components of the packaging of our Twirla patch notified us that it would be discontinuing manufacture of the component in 2016. In conjunction with Corium, we were able to secure an amount of inventory of the packaging component that we believe will last until 2019. We are currently sourcing a replacement for this discontinued component that we can use once our current supply is depleted.

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

Risks Related to the Development of Our Additional Product Candidates

If we fail to develop and commercialize Twirla and our current pipeline of additional product candidates, our prospects for future growth and our ability to reach or sustain profitability may be limited.

        A key element of our strategy is to develop, obtain regulatory approval for and commercialize our portfolio of product candidates in addition to Twirla. To do so, we plan to utilize our proprietary transdermal delivery technology, Skinfusion, to develop additional product candidates. We may not be successful in our efforts to develop our portfolio of additional product candidates, and any product candidates we do develop may not produce commercially viable products that safely and effectively treat their indicated conditions. To date, our efforts have identified three additional product candidates in addition to Twirla, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle, AG200-SP, which is a regimen designed to provide shorter, lighter periods, and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen. These product candidates will likely require additional product development efforts to optimize patch formulations and dosing. In addition, we will need to conduct additional clinical trials to establish the safety and efficacy of these product candidates which will require additional capital. Our ability to develop these product candidates could be significantly adversely affected by our inability to get Twirla approved.

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

        As of March 4, 2016, we had a total of 16 full-time employees, and we use third-party consultants to assist with our current sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

        As of March 4, 2016, we had 28,737,550 shares of common stock outstanding. Of these shares, 17,082,342 shares of common stock are freely tradeable, without restriction, in the public market. Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock

        In addition, the 2,711,065 shares subject to outstanding options under our stock option plans and the 841,165 shares reserved for future issuance under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

        As of December 31, 2015, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 73.9% of our outstanding voting stock.

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

We will have broad discretion in how we use the net proceeds from our initial public offering, our private placement and our recently completed public offering. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

        We will have considerable discretion in the application of the net proceeds from ourinitial public offering, our private placement and our recently completed public offering. We intend to use the majority of the net proceeds from our initial public offering, our private placement and our recently completed public offering to conduct a Phase 3 clinical trial for Twirla, obtain marketing approval and begin preparations for the U.S. commercial launch of Twirla, continue the equipment qualification and validation related to the expansion of Corium's manufacturing capabilities, develop our product pipeline, and for working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, validation of capital equipment and the costs of operating as a public company. As a result, investors will be relying upon management's judgment with only limited information about our specific intentions for the use of the balance of the net proceeds from our initial public offering, our private placement and our recently completed public offering. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from our initial public offering, our private placement and our recently completed public offering in a manner that does not produce income or that loses value.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal offices occupy approximately 7,000 square feet of leased office space in Princeton, New Jersey pursuant to a lease agreement that expires in November 2020. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

        Our common stock has been listed on the Nasdaq Global Market under the symbol "AGRX" since May 23, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	High	Low
Year Ended December 31, 2015
Fourth Quarter	$10.41	$6.38
Third Quarter	$11.30	$6.07
Second Quarter	$13.19	$8.52
First Quarter	$11.18	$5.80
Year Ended December 31, 2014
Fourth Quarter	$7.52	$5.77
Third Quarter	$10.50	$5.80
Second Quarter (from May 23, 2014)	$12.55	$5.05

        As of March 4, 2016, we had 38 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities. The closing price of our common stock on March 4, 2016 was $6.38.

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

        The following graph shows a comparison from May 23, 2014 (the date our common stock commenced trading of the Nasdaq Global Market) through December 31, 2015 of the cumulative total return for our common stock, and the NASDAQ Composite Index and The NASDAQ Biotechnology Index. The graph assumes that $100 was invested at the market close on May 23, 2014 in the common stock of Agile Therapeutics, Inc., the NASDAQ Composite Index and The NASDAQ Biotechnology Index and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
December 31, 2015

	5/23/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Agile Therapeutics, Inc.	$100.00	$157.40	$131.77	$110.83	$167.33	$155.05	$121.66	$176.17
NASDAQ Composite	$100.00	$105.31	$107.35	$113.15	$117.08	$119.04	$110.38	$119.63
NASDAQ Biotechnology	$100.00	$109.63	$116.68	$129.67	$146.80	$157.71	$129.33	$144.48

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

  (a)    Sales of Unregistered Securities

        None

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

        As of December 31, 2015, we have used approximately $35.3 million of our net proceeds from the IPO primarily to fund the Phase 3 clinical trial for Twirla and general working capital purposes, and, to a lesser extent, for activities related to the completion of the equipment qualification related to the expansion of Corium's manufacturing capabilities. We no longer plan to use any of the proceeds from our IPO for the development of our product candidate pipeline. There has been no other material change in the planned use of proceeds from our IPO as described in our prospectus dated May 22, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, as revised in our Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 14, 2014.

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

        The statement of operations data for the years ended December 31, 2015, 2014 and 2013, and the balance sheet data as of December 31, 2015, 2014 and 2013, are derived from our audited financial statements included elsewhere in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year ended December 31,
Statement of Operations Data:	2015	2014	2013
	(In thousands, except share and per share amounts)
Operating expenses:
Research and development	$25,622	$13,365	$9,154
General and administrative	7,467	5,150	3,574

Total operating expenses	33,089	18,515	12,728

Loss from operations	(33,089)	(18,515)	(12,728)
Other income (expense)
Interest expense	(2,077)	(1,566)	(1,513)
Interest income	5	3	1
Change in fair value of warrants	(110)	348	(81)
Loss on extinguishment of debt	(1,036)	—	—

Loss before benefit from income taxes	(36,307)	(19,730)	(14,321)
Benefit from income taxes	5,972	3,653	—

Net loss	$(30,335)	$(16,077)	$(14,321)

Net loss per share (basic and diluted)	$(1.38)	$(1.41)	$(289.39)

Weighted-average shares outstanding (basic and diluted)	22,017,229	11,394,971	49,486

	As of December 31,
Balance Sheet Data:	2015	2014	2013
	(In thousands)
Cash and cash equivalents	$34,395	$40,182	$2,120
Working capital	30,151	31,993	(4,578)
Total assets	50,712	54,826	14,405
Accounts payable	2,387	2,631	715
Loan payable, long-term	13,035	9,828	9,770
Convertible preferred stock	—	—	69,233
Total stockholders' equity (deficit)	29,743	36,006	(71,442)

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

        Since our inception in 1997, we have devoted substantial resources to developing Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $25.6 million, $13.4 million and $9.2 million during the years ended December 31, 2015, 2014 and 2013, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla and advance our pipeline of product candidates. We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans. As of December 31, 2015 and 2014, respectively, we had $34.4 million and $40.2 million in cash and cash equivalents.

        On May 29, 2014, we completed our initial public offering whereby we sold 9,166,667 shares of common stock, at a public offering price of $6.00 per share, before underwriting discounts and expenses. The aggregate net proceeds received by us from the initial public offering were approximately $49.7 million.

        On January 19, 2015, we completed a private placement of 3,418,804 shares of common stock at $5.85 per share. Proceeds from the private placement, net of commissions and other offering costs were approximately $19.3 million.

        In February 2015, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. or Hercules, for a term loan of up to $25.0 million. A first tranche of $16.5 million was funded upon execution of the loan agreement, approximately $15.5 million of which was used to repay our existing term loan.

        In January 2016, we closed an underwritten public offering of 5,511,812 shares of common stock at a public offering price of $6.35 per share. In February 2016, the underwriters of the public offering of common stock exercised in full their option to purchase an additional 826,771 shares of common stock at the public offering price of $6.35 per share, less underwriting discounts and commissions. A total of 6,338,583 shares of common stock were sold in the public offering, resulting in total estimated net proceeds of approximately $37.3 million.

        We have not generated any revenue and have never been profitable for any year. Our net loss was $30.3 million, $16.1 million and $14.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, Twirla and any other product candidates we advance to clinical development. We do not own any manufacturing facilities and rely on our third party manufacturer, Corium International, Inc., or Corium, for all aspects of the manufacturing of Twirla. We will continue to invest in the manufacturing process for Twirla, and incur significant expenses, in order to complete the equipment qualification and validation related to the expansion of Corium's manufacturing capabilities in order to be capable of supplying projected commercial quantities of Twirla, if approved. We continue to plan the process of scaling up the commercial manufacturing capabilities for Twirla with Corium and the associated costs and timelines. We expect the validation and expansion to be completed in coordination with our planned commercialization activities. If we obtain regulatory approval for Twirla, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing and distribution functions. We enrolled the first subject in our Phase 3 clinical trial in the third quarter of 2014 and completed enrollment in October 2015. We expect to complete the trial in the fourth quarter of 2016 and file our resubmission to the U.S. Food and Drug Administration, or FDA, in the first half of 2017.

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

        To date, our research and development expenses have related primarily to the development of Twirla. For the years ended December 31, 2015, 2014 and 2013, our research and development expenses were approximately $25.6 million, $13.4 million and $9.2 million, respectively. The following table summarizes our research and development expenses by functional area.

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Clinical development	$19,117	$7,916	$693
Regulatory	269	300	2,686
Personnel related	2,111	1,942	1,783
Manufacturing—commercialization	2,427	1,303	2,290
Manufacturing	537	1,287	840
Stock-based compensation	1,161	617	862

Total research and development expenses	$25,622	$13,365	$9,154

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

        For the years ended December 31, 2015, 2014 and 2013, our general and administrative expenses totaled approximately $7.5 million, $5.2 million and $3.6 million, respectively. We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla and any of our other product candidates, and as we operate as a public company. These increases will likely include increased legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations. Additionally, if in the future we believe regulatory approval of Twirla or any of our other product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Comparison of Years Ended December 31, 2015 and 2014

	Year ended December 31,
	2015	2014	Change
	(In thousands)
Operating expenses:
Research and development	$25,622	$13,365	$12,257
General and administrative	7,467	5,150	2,317

Total operating expenses	33,089	18,515	14,574

Other income (expenses)
Interest expense	(2,077)	(1,566)	(511)
Interest income	5	3	2
Change in fair value of warrants	(110)	348	(458)
Loss on extinguishment of debt	(1,036)	—	(1,036)

Loss before income taxes	(36,307)	(19,730)	(16,577)
Income tax benefit	5,972	3,653	2,319

Net loss	$(30,335)	$(16,077)	$(14,258)

        Research and development expenses.    Research and development expenses increased by $12.3 million, or 92%, from $13.4 million for the year ended December 31, 2014 to $25.6 million for the year ended December 31, 2015. This overall increase in research and development expenses was primarily due to the following:

  •
  an increase in clinical development expenses of $11.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase is primarily related to CRO service fees and costs associated with our Phase 3 clinical trial for Twirla; and

  •
  an increase in manufacturing commercialization expenses of $1.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Payments for labor and materials increased from approximately $0.2 million in 2014 to $1.2 million in 2015 associated with manufacturing scale-up activities related to larger scale production for Twirla.

        General and administrative expenses.    General and administrative expenses increased by $2.3 million, or 45%, from $5.2 million for the year ended December 31, 2014 to $7.5 million for the year ended December 31, 2015. This increase in general and administrative expense was primarily due to the following:

  •
  an increase in stock compensation expense of $1.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily associated with stock option grants in February 2015;

  •
  an increase in compensation expense of $0.6 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily attributed to increased headcount to support public company operations including SEC reporting as well as increased salaries;

  •
  an increase in franchise tax expense of $0.3 million associated with an increase in our capitalization from our initial public offering in May 2014 and our private placement in January 2015; and

  •
  an increase in directors and officers insurance expense of $0.3 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 attributed to becoming a public company.

        Interest expense.    Interest expense is primarily attributable to our term loans with Hercules and Oxford Finance LLC, or Oxford for the year ended December 31, 2015 and our term loan with Oxford for the year ended December 31, 2014. Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules and Oxford and the amortization of the deferred financing costs associated with the term loans.

        Interest income.    Interest income comprises interest income earned on cash and cash equivalents.

        Change in fair value of warrants.    Certain of our warrants to purchase our preferred stock (prior to the IPO) and common stock are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge or credit to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants (prior to the IPO) and warrants to purchase common stock with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock. During the year ended December 31, 2015, the fair value of our warrant liability changed by $0.1 million compared to the year ended December 31, 2014, primarily due to the change in the fair value of the underlying common stock.

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

        Benefit from income taxes.    Benefit from income taxes for the years ended December 31, 2015 and 2014 represents the proceeds we received from the sale of New Jersey net operating losses, or NOLs, as part of the Technology and Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused state NOLs are allowed to sell these NOLs to other companies. In November 2015, we completed the sale of New Jersey state NOLs totaling approximately $59.8 million and research and development credits totaling approximately $1.1 million for net proceeds of approximately $6.0 million. In February 2014, we completed the sale of New Jersey state NOLs totaling approximately $39.1 million and research and development credits totaling approximately $0.4 million for net proceeds of approximately $3.6 million.

Comparison of Years Ended December 31, 2014 and 2013

	Year ended December 31,
	2014	2013	Change
	(In thousands)
Operating expenses:
Research and development	$13,365	$9,154	$4,211
General and administrative	5,150	3,574	1,576

Total operating expenses	18,515	12,728	5,787

Other income (expenses)
Interest expense	(1,566)	(1,513)	(53)
Interest income	3	1	2
Change in fair value of warrants	348	(81)	429

Loss before income taxes	(19,730)	(14,321)	5,409
Income tax benefit	3,653	—	3,653

Net loss	$(16,077)	$(14,321)	$(1,756)

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

Net Operating Losses and Tax Carryforwards

        As of December 31, 2015, we had approximately $151.8 million of federal and $47.2 million of state net operating loss carryforwards. We also potentially have federal and state research and development tax credits which would offset future taxable income. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. As of December 31, 2015, all of our net operating losses were fully offset by a valuation allowance.

Liquidity and Capital Resources

        On May 29, 2014, we completed our initial public offering whereby we sold 9,166,667 shares of common stock, at a public offering price of $6.00 per share, before underwriting discounts and expenses. The aggregate net proceeds received by us from the offering were $49.7 million.

        In January 2015, we completed a private placement of 3,418,804 shares of common stock at $5.85 per share. Proceeds from our private placement, net of commissions and other offering costs, were $19.3 million.

        In February 2015, we entered into a loan and security agreement, referred to herein as the Hercules Loan, with Hercules for a term loan of up to $25.0 million. A first tranche of $16.5 million was funded upon execution of the Hercules Loan, approximately $15.5 million of which was used to repay our existing term loan with Oxford.

        At December 31, 2015, we had cash and cash equivalents totaling $34.4 million. We invest our cash equivalents in highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

        The following table sets forth the primary sources and uses of cash for the periods indicated:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Cash used in operating activities	$(25,478)	$(14,503)	$(13,019)
Cash used in investing activities	$(290)	$(96)	$(4,945)
Cash provided by financing activities	$19,981	$52,661	$70

Net increase (decrease) in cash and cash equivalents	$(5,787)	$38,062	$(17,894)

Operating Activities

        We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our primary product candidate Twirla was being developed. Net cash used in operating activities was $25.5 million for the year ended December 31, 2015 and consisted of a net loss of $30.3 million which was offset, in part, by non-cash stock compensation expense of $3.0 million and a loss on extinguishment of debt of $1.0 million. Net cash used in operating activities was $14.5 million for the year ended December 31, 2014 and consisted of a net loss of $16.1 million which was offset, in part, by non-cash stock based compensation expense of $1.4 million. With the initiation of the Phase 3 clinical trial in 2014, clinical development expenses increased as compared to 2013. Net cash used in operating activities was $13.0 million for the year ended December 31, 2013 and consisted primarily of a net loss of $14.3 million which was offset, in part, by non-cash stock based compensation expense of $1.3 million. The incremental increase in cash used in operations in both 2015 and 2014 is due primarily to the increased research and development expense offset, in part, by the proceeds received from the sale of New Jersey NOLs.

Investing Activities

        Net cash used in investing activities for the years ended December 31, 2015, 2014 and 2013 was $0.3 million, $0.1 million and $4.9 million, respectively. Cash used in investing activities for these years primarily represents the acquisition of equipment to be used in the commercialization of Twirla.

Financing Activities

        Net cash provided by financing activities for the year ended December 31, 2015 was $20.0 million which included (i) net proceeds of $19.3 million from the private placement of approximately 3.4 million shares of our common stock, (ii) net proceeds of $16.3 million from a term loan with Hercules and (iii) the repayment of our term loan with Oxford of $15.8 million. Net cash provided by financing activities for the year ended December 31, 2014 was $52.7 million which included net proceeds of (i) $49.7 million received from our initial public offering of 9,166,667 shares of common stock and (ii) $3.0 million received from the issuance of convertible bridge notes. Net cash provided by financing activities was $70,000 for the year ended December 31, 2013 resulting from the exercise of stock options.

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

  •
  continue to evaluate additional line extensions for Twirla and initiate development of product candidates in addition to Twirla;

  •
  maintain, leverage and expand our intellectual property portfolio; and

  •
  add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

        Based on our current business plan, we expect our existing cash and cash equivalents as of December 31, 2015, along with the net proceeds from our public offering completed in February 2016, will enable us to fund our operating expenses and capital expenditures requirements through the end of 2017. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations and commitments as of December 31, 2015 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Term loan	$19,886	$4,452	$15,434	—	—
Operating lease	826	162	502	162	—

Total	$20,712	$4,614	$15,936	$162	—

        Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. In August 2015, we renewed this lease with the new term to expire in November 2020.

February 2015 Loan and Security Agreement—Hercules Technology Growth Capital, Inc.

        The first tranche of the Hercules Loan was funded in February 2015. We are scheduled to make interest only payments on the Hercules Loan until July 1, 2016, which period may be extended under certain circumstances. Under the terms of the Hercules Loan, we may, but are not obligated to draw an additional tranche of up to $8.5 million prior to July 1, 2016, subject to the achievement of certain clinical milestones, which may be extended to December 31, 2016 under certain circumstances.

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

        As a result of the repayment of our existing term loan with Oxford, we recorded a loss on the extinguishment of debt of approximately $1.0 million on our statement of operations for the year ended

December 31, 2015, primarily representing a prepayment premium and the write off of deferred financing costs.

Shelf Registration Statement

        On June 19, 2015, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million, which we refer to as the 2015 Shelf Registration Statement. On July 1, 2015, the 2015 Shelf Registration Statement was declared effective by the SEC. We completed an offering of common stock utilizing the 2015 Shelf Registration Statement (see below). In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2015 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

2016 Public Offering of Common Stock

        In January 2016, we closed an underwritten public offering of 5,511,812 shares of common stock registered under the 2015 Shelf Registration Statement at a public offering price of $6.35 per share. In February 2016, the underwriters of the public offering of common stock exercised in full, their option to purchase an additional 826,771 shares of common stock at the public offering price of $6.35 per share, less underwriting discounts and commissions. A total of 6,338,583 shares of common stock were sold in the public offering resulting in total estimated net proceeds of approximately $37.3 million.

Recent Accounting Pronouncements

        In April 2015, the Financial Accounting Standards Board (FASB) issued an amendment to U.S. GAAP to simplify the balance sheet presentation of the costs for issuing debt. The changes were adopted in Accounting Standards Update (ASU) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issue Costs (ASU No. 2015-3). Public companies will have to apply the amendments for reporting periods that begin after December 15, 2015. The amendment requires adoption by revising the balance sheets for periods prior to the effective date. We are currently evaluating the impact of this ASU and do not believe the adoption of this ASU will have a material impact on our financial position or results of operations.

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

        We had cash and cash equivalents of $34.4 million and $40.2 million at December 31, 2015 and 2014, respectively consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Item 8.    Financial Statements and Supplementary Data

Agile Therapeutics, Inc.
Index to Financial Statements

Report of Independent Registered Accounting Firm

The Board of Directors and Stockholders
Agile Therapeutics, Inc.

        We have audited the accompanying balance sheets of Agile Therapeutics, Inc. (the Company) as of December 31, 2015 and 2014, and the related statements of operations, convertible preferred stock and changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agile Therapeutics, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Metro Park, New Jersey
March 9, 2016

Agile Therapeutics, Inc.

Balance Sheets

(in thousands, except par value and share data)

	December 31
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$34,395	$40,182
Prepaid expenses	3,690	804

Total current assets	38,085	40,986
Property and equipment, net	12,318	12,046
Prepaid expenses, long-term	—	1,678
Deferred financing costs, net	291	98
Other assets	18	18

Total assets	$50,712	$54,826

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,387	$2,631
Accrued expenses	2,653	1,062
Loan payable, current portion	2,488	5,003
Warrant liability	406	296

Total current liabilities	7,934	8,992
Loan payable, long-term	13,035	9,828
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $.0001 par value, authorized 150,000,000 shares; 22,315,612 shares issued and outstanding as of December 31, 2015 and 18,634,872 shares issued and outstanding as of December 31, 2014;	2	2
Additional paid-in capital	194,468	170,396
Accumulated deficit	(164,727)	(134,392)

Total stockholders' equity	29,743	36,006

Total liabilities and stockholders' equity	$50,712	$54,826

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31
	2015	2014	2013
Operating expenses:
Research and development	$25,622	$13,365	$9,154
General and administrative	7,467	5,150	3,574

Total operating expenses	33,089	18,515	12,728

Loss from operations	(33,089)	(18,515)	(12,728)
Other income (expense)
Interest expense	(2,077)	(1,566)	(1,513)
Interest income	5	3	1
Change in fair value of warrants	(110)	348	(81)
Loss on extinguishment of debt	(1,036)	—	—

Loss before benefit from income taxes	(36,307)	(19,730)	(14,321)
Benefit from income taxes	5,972	3,653	—

Net loss	$(30,335)	$(16,077)	$(14,321)

Net loss per share (basic and diluted)	$(1.38)	$(1.41)	$(289.39)

Weighted-average shares outstanding (basic and diluted)	22,017,229	11,394,971	49,486

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Convertible Preferred Stock and Changes in Stockholders' Equity (Deficit)

(in thousands, except share data)

	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock
									Common Stock			Deficit Accumulated During the Development Stage
													Net Stockholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital
Balance December 31, 2012	137,787	898	66,116	544	4,510,066	44,928	1,578,400	22,862	45,303	—	45,385	(103,994)	(58,609)
Share-based compensation—stock options	—	—	—	—	—	—	—	—	—	—	1,338	—	1,338
Issuance of common stock for employee bonuses	—	—	—	—	—	—	—	—	11,981	—	80	—	80
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	52,037	—	70	—	70
Net loss for the year ended December 31, 2013	—	—	—	—	—	—	—	—	—	—	—	(14,321)	(14,321)

Balance December 31, 2013	137,787	898	66,116	544	4,510,066	44,928	1,578,400	22,862	109,321	—	46,873	(118,315)	(71,442)
Share-based compensation—stock options	—	—	—	—	—	—	—	—	—	—	1,381	—	1,381
Issuance of Common Stock for employee bonuses	—	—	—	—	—	—	—	—	9,983	—	80	—	80
Conversion of preferred stock to common stock	(137,787)	(898)	(66,116)	(544)	(4,510,066)	(44,928)	(1,578,400)	(22,862)	8,803,547	1	69,232	—	69,233
Conversion of notes and accrued interest	—	—	—	—	—	—	—	—	503,450	—	3,020	—	3,020
Common stock issued in IPO, net of expenses	—	—	—	—	—	—	—	—	9,166,667	1	49,743	—	49,744
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	41,904	—	67	—	67
Net loss for the year ended December 31, 2014	—	—	—	—	—	—	—	—	—	—	—	(16,077	(16,077)

Balance, December 31, 2014	—	—	—	—	—	—	—	—	18,634,872	2	170,396	(134,392)	36,006
Share-based compensation—stock options	—	—	—	—	—	—	—	—	—	—	2,965	—	2,965
Issuance of common stock in Private Placement, net of expenses	—	—	—	—	—	—	—	—	3,418,804	—	19,330	—	19,330
Fair value of common stock warrants issued with debt financing	—	—	—	—	—	—	—	—	—	—	1,184	—	1,184
Exercise of stock options	—	—	—	—	—	—	—	—	261,936	—	593	—	593
Net loss for the year ended December 31, 2015	—	—	—	—	—	—	—	—	—	—	—	(30,335)	(30,335)

Balance, December 31, 2015	—	—	—	—	—	—	—	—	22,315,612	$2	$194,468	$(164,727)	$29,743

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31
	2015	2014	2013
Cash flows from operating activities
Net loss	$(30,335)	$(16,077)	$(14,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18	12	12
Noncash stock bonus	—	80	80
Noncash stock based compensation	2,965	1,381	1,338
Loss on extinguishment of debt	1,036	—	—
Noncash interest	590	185	133
Change in fair value of warrants	110	(348)	81
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,209)	(2,335)	107
Accounts payable and accrued expenses	1,347	2,599	(449)

Net cash used in operating activities	(25,478)	(14,503)	(13,019)
Cash flows from investing activities
Acquisition of property and equipment	(290)	(96)	(4,945)

Net cash used in investing activities	(290)	(96)	(4,945)
Cash flows from financing activities
Proceeds from convertible bridge notes	—	3,000	—
Proceeds from issuance of term loan	16,265	—	—
Repayment of term loan	(15,784)	—	—
Proceeds from issuance of common stock, in initial public offering, net of offering costs	—	49,744	—
Proceeds from issuance of common stock in private placement, net of offering costs	19,330	—	—
Cash paid for financing costs	(423)	(150)	—
Proceeds from exercise of stock options	593	67	70

Net cash provided by financing activities	19,981	52,661	70

Net increase (decrease) in cash and cash equivalents	(5,787)	38,062	(17,894)
Cash and cash equivalents, beginning of year	40,182	2,120	20,014

Cash and cash equivalents, end of year	$34,395	$40,182	$2,120

Supplemental cash flow information
Interest paid	$1,474	$1,380	$1,380

Income taxes paid	$—	$—	$—

Supplemental disclosure of noncash financing activities
Fair value of common stock warrants issued	$1,184	$—	$—

Conversion of preferred stock into common stock	$—	$69,233	$—

Conversion of notes payable and interest into common stock	$—	$3,021	$—

See accompanying notes.

Agile Therapeutics, Inc.

Notes to Financial Statements

December 31, 2015

(in thousands, except share and per share data)

1. Organization and Description of Business

Nature of Operations

        Agile Therapeutics, Inc. (the "Company") was incorporated in Delaware on December 22, 1997. The Company is engaged in research and development of transdermal patch technology for use in contraception. The Company's activities since inception have consisted principally of raising capital and performing research and development. The Company is headquartered in Princeton, New Jersey.

        The Company is devoting substantially all of its efforts toward research and development of its transdermal patch for use in contraception, and raising capital. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company has incurred losses each year since inception. As of December 31, 2015, the Company had an accumulated deficit of approximately $164.7 million.

        The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings of its common stock (see Note 9), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding. The Company expects to continue to incur net losses into the foreseeable future.

        As of December 31, 2015, the Company had cash and cash equivalents of $34.4 million. Although the Company has incurred recurring losses in each year since inception, the Company expects its cash and cash equivalents will be sufficient to fund operations for at least the next twelve months.

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

December 31, 2015

(in thousands, except share and per share data)

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

        The Company maintains balances with financial institutions in excess of the FDIC limit.

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

Long-Lived Assets

        In accordance with ASC 360, Property, Plant and Equipment, the Company's policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe that there has been any impairment of the carrying value of any long-lived assets as of December 31, 2015.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2015

(in thousands, except share and per share data)

2. Summary of Significant Accounting Polices (Continued)

Research and Development Expense

        Research and development costs are expensed as incurred. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, expenses related to manufacturing, clinical trial expenses, consulting fees and support services used in drug development. All research and development costs are charged to operations as incurred in accordance with ASC 730, Research and Development.

        In certain circumstances, the Company is required to make advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the advance payments are deferred and are expensed when the activity has been performed or when the goods have been received.

Deferred Financing Costs

        Costs directly attributable to the Company's term loan (see Note 8) are deferred and capitalized. These costs represent legal fees and other costs related to the term loan and are being amortized over the term of the loan. Amortization of deferred financing costs charged to interest expense was $211, $59 and $45 for the years ended December 31, 2015, 2014 and 2013, respectively.

Concentrations of Credit Risk

        Financial instruments which potentially subject the Company to credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are held in business checking and money market accounts in United States financial institutions the balances of which exceed federally insured limits. The Company has not recognized any losses from credit risks on such accounts. The Company believes it is not exposed to significant credit risks on cash and cash equivalents. The Company has no financial instruments with off-balance sheet risk of accounting loss.

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

        In connection with the completion of the Company's initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock. These common stock warrants with non-standard anti-dilution provisions (referred to as down round protection) are classified as liabilities and re-measured each

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2015

(in thousands, except share and per share data)

2. Summary of Significant Accounting Polices (Continued)

reporting period. As of December 31, 2015, there were outstanding 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

        In connection with the Company's debt financing which was completed in February 2015 (see Note 8), the Company issued warrants to purchase 180,274 shares of common stock. These warrants are classified as a component of stockholders' equity and the value of such warrants was determined using the Black-Scholes option-pricing model.

Income Taxes

        The Company accounts for deferred taxes using the asset and liability method as specified by ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and the tax basis of assets and liabilities, operating losses and tax credit carryforwards. Deferred income taxes are measured using the enacted tax rates and laws that are anticipated to be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

        The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no uncertain tax positions as of December 31, 2015 that qualifies for either recognition or disclosure in the financial statements under this guidance.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2015

(in thousands, except share and per share data)

2. Summary of Significant Accounting Polices (Continued)

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

Segment Information

        Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating and reporting segment, which is the business of developing its transdermal patch for use in contraception.

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

Net Loss Per Share

        Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of diluted net loss per share calculation, convertible preferred stock, convertible preferred stock warrants, common stock warrants and stock options are considered to be potentially dilutive securities but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2015

(in thousands, except share and per share data)

2. Summary of Significant Accounting Polices (Continued)

        The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive (in common equivalent shares):

	Year Ended December 31,
	2015	2014	2013
Convertible preferred stock	—	—	6,292,369
Convertible preferred stock warrants	—	—	205,020
Common stock warrants	242,779	62,505	—
Common stock options	2,165,065	1,817,548	1,163,621

Total	2,407,844	1,880,053	7,661,010

Recent Accounting Pronouncements

        In April 2015, the Financial Accounting Standards Board (FASB) issued an amendment to U.S. GAAP to simplify the balance sheet presentation of the costs for issuing debt. The changes were adopted in Accounting Standards Update (ASU) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issue Costs. Public companies will have to apply the amendments for reporting periods that begin after December 15, 2015. This amendment requires adoption by revising the balance sheets for periods prior to the effective date. The Company is currently evaluating the impact of this ASU and does not believe the adoption of this ASU will have a material impact on the Company's financial position or results of operations.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2015

(in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

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

        The following table sets forth the Company's financial instruments measured at fair value by level within the fair value hierarchy as of December 31, 2015 and 2014.

	Level 1	Level 2	Level 3
2015
Assets:
Cash equivalents	$34,324	$—	$—

Total assets at fair value	$34,324	$—	$—

Liabilities:
Common stock warrants	—	—	406

Total liabilities at fair value	$—	$—	$406

        The significant assumptions used in preparing the option pricing model for valuing the Company's warrants as of December 31, 2015 include (i) volatility (75.0%), (ii) risk free interest rate of 1.54% (estimated using treasury bonds with a 4 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($9.76) and (v) expected life (four years).

        The following is a rollforward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2012	$563
Change in fair value	81

Ending balance at December 31, 2013	644
Expiration of Series A-1 and Series A-2 warrants	(493)
Change in fair value	145

Ending balance at December 31, 2014	296
Change in fair value	110

Ending balance at December 31, 2015	$406

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2015

(in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

	Level 1	Level 2	Level 3
2014
Assets:
Cash equivalents	$40,135	$—	$—

Total assets at fair value	$40,135	$—	$—

Liabilities:
Common stock warrants	—	—	296

Total liabilities at fair value	$—	$—	$296

        The significant assumptions used in preparing the option pricing model for valuing the Company's warrants as of December 31, 2014 include (i) volatility (104.8%), (ii) risk free interest rate of 1.68% (estimated using treasury bonds with a 5 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($6.14) and (v) expected life (five years).

        There were no transfers between Level 1, 2 or 3 during 2015 or 2014. If the Company's estimates regarding the fair value of its warrants are inaccurate, a future adjustment to these estimated fair values may be required. Additionally, these estimated fair values could change significantly.

4. Prepaid Expenses

        Prepaid expenses consist of the following:

	December 31
	2015	2014
Prepaid clinical trial expense	$2,803	$1,678
Prepaid insurance	780	762
Other	107	42

Total prepaid expenses	$3,690	$2,482

Prepaid expenses, short-term	$3,690	$804
Prepaid expenses, long-term	—	1,678

Total prepaid expenses	$3,690	$2,482

        Prepaid expenses, long-term represents non-refundable advances to the Company's clinical research organization which will be applied against final invoices in accordance with the contractual terms of the arrangement.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2015

(in thousands, except share and per share data)

5. Property and Equipment

        Property and equipment, consisting of manufacturing, office and computer equipment, is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line, method over the estimated useful lives of the assets. Property and equipment consist of the following:

	December 31
	2015	2014	Estimated Life
Office equipment	$55	$55	3 - 10 years
Computer equipment	106	95	3 years
Manufacturing equipment	12,461	12,182	5 years

	12,622	12,332
Less: accumulated depreciation	(304)	(286)

Property and equipment, net	$12,318	$12,046

        As December 31, 2015 and 2014, manufacturing equipment includes approximately $12.3 million and $12.0 million, respectively, of equipment which is in the process of being constructed and qualified and is not currently being depreciated.

6. Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31
	2015	2014
Employee bonuses	$938	$665
Accrued clinical trial costs	1,507	254
Other	208	143

Total accrued liabilities	$2,653	$1,062

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2015

(in thousands, except share and per share data)

8. Loan and Security Agreements

Oxford Finance LLC

        In December 2012, the Company entered into a Loan and Security Agreement (the "Oxford Loan") with Oxford Finance LLC ("Oxford") pursuant to which the Company borrowed a total of $15.0 million from Oxford. The Oxford Loan accrued interest at a fixed annual rate equal to 9.20% (Three-month U.S. Libor rate of 0.47% plus 8.73%).

        Interest on the Oxford Loan was payable monthly and principal was due in 30 equal consecutive monthly installments beginning on February 1, 2015 and ending on July 1, 2017. In addition, the Company was required to make a final payment of $675,000 on the maturity date of the Oxford Loan (July 1, 2017).

        In connection with the Oxford Loan, the Company issued Oxford warrants to purchase 62,505 shares of common stock at $6.00 per share. These warrants expire on December 14, 2019.

        In February 2015, the Company terminated and repaid all amounts outstanding under the Oxford Loan and recorded a loss on the extinguishment of the Oxford Loan (see further discussion below).

Hercules Technology Growth Capital, Inc.

        In February 2015, the Company entered into a loan and security agreement (the "Hercules Loan") with Hercules Technology Growth Capital, Inc. ("Hercules") for a term loan of up to $25.0 million. A first tranche of $16.5 million was funded upon execution of the Hercules Loan, approximately $15.5 million of which was used to repay the Company's existing term loan with Oxford. The Company is scheduled to make interest-only payments on the loan until July 1, 2016, which period may be extended under certain circumstances. Under the terms of the Hercules Loan, the Company may, but is not obligated to, draw an additional tranche of up to $8.5 million prior to July 1, 2016, subject to the achievement of certain clinical milestones, which may be extended to December 31, 2016 under certain circumstances.

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

        In connection with the Hercules Loan, the Company issued Hercules a warrant to purchase 180,274 shares of the Company's common stock at an exercise price of $5.89 per share which expires on February 24, 2020 and granted Hercules the right to participate in future equity financings in an amount up to $2.0 million while the loan and warrant are outstanding.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2015

(in thousands, except share and per share data)

8. Loan and Security Agreements (Continued)

        The Company allocated the proceeds of $16.5 million in accordance with ASC 470 based on the relative fair values. The relative fair value of the warrants of approximately $1.2 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The significant assumptions used in preparing the option pricing model for valuing the Company's warrant issued to Hercules include (i) volatility (75.0%), (ii) risk free interest rate of 1.22% (estimated using treasury bonds with a 4 year life), (iii) strike price ($5.89) for the common stock warrant, (iv) fair value of common stock ($9.82) and (v) expected life (four years). The discount on the debt is being amortized to interest expense over the term of the debt.

        As a result of the repayment of the Oxford Loan, the Company recorded a loss on the extinguishment of debt of approximately $1.0 million on the Company's statement of operations for the year ended December 31, 2015, representing a prepayment premium, the unamortized discount of the Oxford Loan and the write off of deferred financing costs.

        Interest expense on the Oxford Loan and the Hercules Loan including the accretion of the value of the related warrants and amortization of the deferred financing costs was approximately $2,077, $1,545 and $1,472, for the years ended December 31, 2015, 2014 and 2013, respectively.

        The annual maturities of the Hercules Loan, as of December 31, 2015, are as follows:

2016	$2,999
2017	6,428
2018	7,073

Total	$16,500

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

        On May 7, 2014, the Company filed an amendment to its amended and restated certificate of incorporation which, among other things, revised the automatic conversion provision relating to the

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2015

(in thousands, except share and per share data)

9. Stockholders' Equity (Continued)

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

Private Placement

        In January 2015, the Company completed a private placement of approximately 3.4 million shares of common stock at $5.85 per share. Proceeds from the Company's private placement, net of commissions and other offering costs, were approximately $19.3 million. Two of the Company's stockholders, who are also affiliated with members of the Company's Board of Directors, purchased a total of 1,623,932 shares of common stock for approximately $9.5 million in the private placement.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2015

(in thousands, except share and per share data)

9. Stockholders' Equity (Continued)

Shelf Registration Statement

        On June 19, 2015, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million (the "2015 Shelf Registration Statement"). On July 1, 2015, the 2015 Shelf Registration Statement was declared effective by the SEC. The Company completed an offering of common stock in January 2016 utilizing the 2015 Shelf Registration Statement (see Note 14). In the future, the Company may also periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2015 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

10. Equity Incentive Plans

        The Company had granted stock options under an amended and restated 1997 Equity Incentive Plan (the "1997 Plan") and a 2008 Equity Incentive Plan (the "2008 Plan"). The plans provided for the granting of incentive and nonstatutory options and stock awards to consultants, directors, officers and employees. Such options are exercisable for a period of ten years and generally vest over a four-year period. In conjunction with the adoption of the 2008 Plan in April 2008, no additional grants were made from the 1997 Plan and issued options from the 1997 Plan remain outstanding. In 2014, the Company's Board of Directors approved the 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan is the successor to the Company's 2008 Plan and 1997 Plan. In conjunction with the adoption of the 2014 Plan in 2014, no additional grants were made from the 2008 Plan and options from the 1997 Plan and the 2008 Plan remain outstanding. As of December 31, 2015, there were 531,540 shares available for future grant under the 2014 Plan.

        Through December 31, 2015, the Company granted options to certain employees and nonemployees to purchase shares of common stock at exercise prices ranging from $0.71 to $285.71 per share. The Company recorded non cash stock based compensation expense of $2,965, $1,381 and, $1,338 for the years ended December 31, 2015, 2014 and 2013, respectively, based on the fair market

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2015

(in thousands, except share and per share data)

10. Equity Incentive Plans (Continued)

value of the options granted at the grant date as determined using a Black-Scholes option pricing model. Stock-based compensation expense was as follows:

	Year Ended December 31,
	2015	2014	2013
Employee	$2,662	$1,185	$476
Non-employee	303	196	862

Total	$2,965	$1,381	$1,338

        Stock-based compensation expense related to stock options was allocated as follows:

	Year Ended December 31,
	2015	2014	2013
Research and development	$1,161	$617	$862
General and administrative	1,804	764	476

Total stock-based compensation expense	$2,965	$1,381	$1,338

        The following assumptions were used to compute employee stock-based compensation under the Black-Scholes option pricing model:

	2015	2014	2013
Risk-free interest rate	1.92%	1.84%	1.73%
Expected volatility	75.0%	104.8%	104.8%
Expected dividend yield	0%	0%	0%
Expected life (in years)	6.25	6.25	6.25

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2015

(in thousands, except share and per share data)

10. Equity Incentive Plans (Continued)

        Forfeitures.    The Company reduces stock-based compensation expense for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        As of December 31, 2015, the unrecorded deferred stock-based compensation balance related to stock options was approximately $6.2 million and will be recognized over an estimated weighted-average amortization period of 1.79 years. The weighted average grant date fair value of options granted during the year ended December 31, 2015 was $6.31.

        The following table summarizes the options outstanding, options vested and the options exercisable as of December 31, 2015, 2014 and 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	1,163,621	3.44	7.9 years
Options granted	712,570	8.76
Options exercised	(41,904)	1.61
Options cancelled/forfeited	(16,739)	4.65

Options outstanding at December 31, 2014	1,817,548	5.56	7.9 years
Options granted	620,600	9.84
Options exercised	(261,936)	2.26
Options cancelled/forfeited	(11,147)	2.14

Options outstanding at December 31, 2015	2,165,065	7.19	7.8 years	$6,459

Options exercisable at December 31, 2015	1,083,249	5.06	6.7 years	$5,622

Vested and expected to vest at December 31, 2015	2,165,065	7.19	7.8 years

        Intrinsic value in the above table was calculated as the difference between the Company's estimated stock price at December 31, 2015, of $9.76, and the exercise price, multiplied by the number of options. Intrinsic value for options exercised during 2015 amounts to $1,841.

11. Income Taxes

        As of December 31, 2015, the Company had available net operating loss carryforwards ("NOL") of approximately $151.8 million and $47.2 million for federal and state income tax reporting purposes, respectively, which are available to offset future federal and state taxable income, if any, through 2035. The Company also has research and development tax credit carryforwards of approximately $4.0 million and $0.5 million for federal and state income tax reporting purposes, respectively, which are available to reduce federal income taxes, if any, through 2035 and state income taxes, if any, through 2030.

        The Internal Revenue Code of 1986, as amended (the "Code") provides for a limitation on the annual use of NOL and other tax attributes (such as research and development tax credit

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2015

(in thousands, except share and per share data)

11. Income Taxes (Continued)

carryforwards) following certain ownership changes, as defined by the Code that could significantly limit the Company's ability to utilize these carryforwards. At this time, the Company has not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since the Company's formation, due to the costs and complexities associated with such a study. The Company may have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company may not be able to take full advantage of these carryforwards for federal and state income tax purposes.

        The Company does not have any significant unrecognized tax benefits.

        As of December 31, 2015, the Company has not accrued interest or penalties related to uncertain tax positions. The Company's tax returns for the years ended December 31, 2012 through December 31, 2014 are still subject to examination by major tax jurisdictions.

        For all years through December 31, 2015, the Company generated research credit but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment in known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	December 31
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$54,197	$46,853
Research credit carryforward	4,527	3,683
Stock options and other	1,474	795

Total gross deferred tax assets	60,198	51,331
Valuation allowance for deferred tax assets	(60,198)	(51,331)

Net deferred tax assets	$—	$—

        The gross deferred tax assets and the valuation allowance shown above represent the items which reduce the income tax benefit which would result from applying the federal statutory tax rate to the pretax loss and cause no income tax expense or benefit to be recorded for the years ended December 31, 2015 and 2014.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2015

(in thousands, except share and per share data)

11. Income Taxes (Continued)

        The net change in the valuation allowance for the years ended December 31, 2015 and 2014 was an increase of $8.9 million and $4.7 million, respectively, related primarily to net operating losses incurred by the Company which are not currently deductible.

        A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

	December 31,
	2015	2014	2013
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income tax benefit, net of federal benefit	6.0%	6.0%	5.7%
Research and development tax credits	2.0%	3.0%	2.7%
Other	(2.0)%	—%	(1.4)%
Increase to valuation allowance	(24.0)%	(24.0)%	(41.0)%

Effective income tax rate	16.0%	19.0%	0.0%

Sale of New Jersey Net Operating Losses

        The Company received approval to sell a portion of the Company's New Jersey net operating losses (NOLs) as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other companies. On November 30, 2015, the Company completed the sale of NOLs totaling approximately $59.8 million and research and development credits totaling $1.1 million for net proceeds of approximately $6.0 million. Such proceeds are reflected as a tax benefit for the year ended December 31, 2015. On February 27, 2014, the Company completed the sale of NOLs totaling approximately $39.1 million and research and development credits totaling approximately $0.4 million for net proceeds of approximately $3.6 million. Such proceeds are reflected as a tax benefit for year ended December 31, 2014.

12. Related Party Transactions

        Effective March 17, 2014, one of the Managing Partners of SmartPharma LLC, or SmartPharma, an entity which provides commercial and business development consulting services to the Company, was appointed Chief Commercial Officer. In connection with the appointment of this individual as Chief Commercial Officer, the Company amended its consulting agreement with SmartPharma to remove this individual from the list of persons providing service under the consulting agreement. SmartPharma invoiced the Company $73 and $126 of fees for the years ended December 31, 2015 and 2014, respectively.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2015

(in thousands, except share and per share data)

13. Commitments and Contingencies

Operating Leases

        The Company leases approximately 7,000 square feet of office space in Princeton, NJ. The current term of the lease is for a five year period ending on November 30, 2020. The Company has the right to terminate the lease after November 30, 2018 under certain circumstances as defined in the lease.

        Rent expense was $163, $159 and $142 for the years ended December 31, 2015, 2014 and 2013, respectively.

        Future minimum annual lease commitments under the noncancelable operating lease in effect as of December 31, 2015 are as follows:

2016	$162
2017	$163
2018	$169
2019	$170
2020	$162

14. Subsequent Events

        The following events occurred subsequent to December 31, 2015 through the date the financial statements was available to be issued.

Public Offering of Common Stock

        In January 2016, the Company completed an underwritten public offering of 5,511,812 shares of its common stock at a public offering price of $6.35 per share. In February 2016, the underwriters of the public offering of common stock exercised in full their option to purchase an additional 826,771 shares of common stock at the public offering price of $6.35 per share, less underwriting discounts and commissions. A total of 6,338,583 shares of common stock were sold in the public offering resulting in total estimated net proceeds of approximately $37.3 million.

15. Quarterly Data (Unaudited)

        The following tables summarize the quarterly results of operations for each of the quarters in 2015 and 2014. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited financial information and include all adjustments (consisting

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2015

(in thousands, except share and per share data)

15. Quarterly Data (Unaudited) (Continued)

only of normal recurring adjustments) necessary for a fair presentation of the information set forth herein.

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenue	$—	$—	$—	$—
Operating expenses	$6,977	$7,982	$8,965	$9,165
Net loss	$(8,538)	$(8,486)	$(9,411)	$(3,899)
Basic net loss per common share	$(0.40)	$(0.38)	$(0.42)	$(0.17)
Diluted net loss per common share	$(0.40)	$(0.38)	$(0.42)	$(0.17)

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenue	$—	$—	$—	$—
Operating expenses	$2,448	$3,495	$6,049	$6,524
Net income (loss)	$839	$(3,718)	$(6,353)	$(6,845)
Basic net income (loss) per common share	$0.10	$(0.46)	$(0.34)	$(0.37)
Diluted net income (loss) per common share	$0.01	$(0.46)	$(0.34)	$(0.37)

        The net loss and basic and diluted net loss per share for the quarter ended December 31, 2015 includes a tax benefit of $5,972 from the sale of New Jersey state net operating losses. Net income and basic and diluted net income per share for the quarter ended March 31, 2014 includes a tax benefit of $3,653 from the sale of New Jersey state net operating losses (see Note 11).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act and is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to:

  •
  Provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on its evaluation, our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by our independent registered public accounting firm because emerging growth companies are exempt from this requirement.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2016.

AGILE THERAPEUTICS, INC.
By	/s/ ALFRED ALTOMARI Alfred Altomari Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED ALTOMARI Alfred Altomari	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2016
/s/ SCOTT M. COIANTE Scott M. Coiante	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2016
/s/ KAREN HONG Karen Hong, Ph.D.	Director	March 9, 2016
/s/ JOHN HUBBARD John Hubbard, Ph.D.	Director	March 9, 2016
/s/ ABHIJEET LELE Abhijeet Lele	Director	March 9, 2016
/s/ WILLIAM T. MCKEE William T. McKee	Director	March 9, 2016
/s/ AJIT S. SHETTY Ajit S. Shetty, Ph.D.	Director	March 9, 2016
/s/ JAMES TURSI James Tursi, M.D.	Director	March 9, 2016

Exhibit Number
3.1		Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference, Exhibit 3.1 to Company's Current Report on Form 8-K, file number 001-36464, filed May 30, 2014.)

3.2		Amended and Restated Bylaws of the Registrant. (Incorporated by reference, Exhibit 3.2 to Company's Current Report on Form 8-K, file number 001-36464, filed May 30, 2014.)

4.1		Specimen Certificate evidencing shares of Registrant's common stock. (Incorporated by reference, Exhibit 4.1 to Company's Third Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 9, 2014.)

4.2		Fifth Amended and Restated Registration Rights Agreement, dated as of July 18, 2012, by and among the Registrant and the parties listed therein, as modified by the Amendment to Registration Rights Agreement, dated as of May 5, 2014, by and among the Registrant and the parties listed therein. (Incorporated by reference, Exhibit 4.2 to Company's Third Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 9, 2014.)

4.3		Form of Warrant to Purchase Shares of Series C preferred stock, as modified by the First Amendment to Warrant to Purchase Stock, dated January 31, 2014. (Incorporated by reference, Exhibit 4.3 to Company's First Amendment of Registration Statement on Form S-1, file number 333-194621, filed on April 17, 2014.)

4.4		Warrant Agreement between Agile Therapeutics, Inc. and Hercules Technology Growth Capital, Inc., dated February 24, 2015 (incorporated by reference, Exhibit 4.1 to Company's form 8-K, file number 001-36464, filed on February 24, 2015.)

10.1	+	Form of Indemnification Agreement. (Incorporated by reference, Exhibit 10.1 to Company's Second Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 5, 2014.)

10.2	+	Agile Therapeutics, Inc. Amended and Restated 1997 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder. (Incorporated by reference, Exhibit 10.2 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.3	+	Agile Therapeutics, Inc. Amended and Restated 2008 Equity Incentive Plan and form of Nonqualified Stock Option Agreement and form of Incentive Stock Option Agreement thereunder. (Incorporated by reference, Exhibit 10.3 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.4	+	Agile Therapeutics, Inc. 2014 Incentive Compensation Plan and form of Stock Option Agreement, form of Non-Employee Director Stock Option Agreement and form of Restricted Stock Unit Issuance Agreement thereunder. (Incorporated by reference, Exhibit 10.4 to Company's Third Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 9, 2014.)

10.5	+	Employment Agreement, dated October 11, 2010, by and between the Registrant and Alfred Altomari, as modified by the Amendment No. 1 to the Employment Agreement, dated December 12, 2012, by and between the Registrant and Alfred Altomari. (Incorporated by reference, Exhibit 10.4 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

Exhibit Number
10.6	+	Offer Letter, dated November 23, 2010, by and between the Registrant and Scott Coiante. (Incorporated by reference, Exhibit 10.5 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.7	+	Offer Letter, dated December 9, 2013, by and between the Registrant and Dr. Elizabeth Garner. (Incorporated by reference, Exhibit 10.6 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.8	+	Offer Letter, dated March 12, 2014, by and between the Registrant and Katie MacFarlane. (Incorporated by reference, Exhibit 10.7 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.9	*	Development, License and Commercialization Agreement, dated October 18, 2006, by and between the Registrant and Corium International, Inc. as modified by the Addendum to the Development, License and Commercialization Agreement, dated January 10, 2012, by and between the Registrant and Corium International, Inc. and Addendum No. 2 to Development, License and Commercialization Agreement, dated February 6, 2013, by and between the Registrant and Corium International, Inc. (Incorporated by reference, Exhibit 10.9 to Company's Second Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 5, 2014.)

10.10		Loan and Security Agreement, dated December 14, 2012, by and between the Registrant and Oxford Finance LLC, as modified by the First Amendment to the Loan and Security Agreement, dated January 31, 2014, by and between the Registrant and Oxford Finance LLC. (Incorporated by reference, Exhibit 10.9 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.11		Consulting Agreement, dated October 16, 2009, by and between the Registrant and SmartPharma LLC, as modified by the Amendment to Consulting Agreement, dated February 22, 2013, by and between the Registrant and SmartPharma LLC, and Amendment No. 2 to Consulting Agreement, dated March 1, 2014, by and between the Registrant and SmartPharma LLC. (Incorporated by reference, Exhibit 10.10 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.12		Lease Agreement, dated November 19, 2010, by and between the Registrant and Bunn Farm Associates, LLC, as modified by the Lease Amendment, dated November 20, 2012, by and between the Registrant and Bunn Farm Associates, LLC, the Second Lease Amendment, dated July 24, 2013, by and between the Registrant and Bunn Farm Associates, LLC., and the Third Lease Amendment, dated August 20, 2015, by and between the Registrant and Bunn Farm Associates, LLC. (Incorporated by reference, Exhibit 10.1 to Company's Quarterly Report on Form 10-Q, file number 001-36464, filed on November 9, 2015.)

10.13		Stock Purchase Agreement, dated as of January 19, 2015, by and among Registrant and the accredited investors identified in Exhibit A thereto (incorporated by reference, Exhibit 10.1 to Company's form 8-K, file number 001-36464, filed on January 23, 2015.)

10.14		Placement Agent Agreement, dated as of January 9, 2015, by and between Registrant and William Blair & Company L.L.C. (incorporated by reference, Exhibit 10.2 to Company's form 8-K, file number 001-36464, filed on January 23, 2015.)

10.15		Loan and Security Agreement between Registrant and Hercules Technology Growth Capital, Inc., dated February 24, 2015 (incorporated by reference, Exhibit 10.1 to Company's form 8-K, file number 001-36464, filed on February 24, 2015.)

Exhibit Number
10.16	Equity Rights Letter Agreement between Registrant and Hercules Technology Growth Capital, Inc., dated February 24, 2015 (incorporated by reference, Exhibit 10.1 to Company's form 8-K, file number 001-36464, filed on February 24, 2015.)

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2016.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2016.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 9, 2016.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 9, 2016.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

+
Indicates management contract or compensatory plan or arrangement.

*
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.