Form 10-Q
period 2016-03-31
AGILE THERAPEUTICS INC
filed 2016-05-09
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 28,742,719 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 5, 2016.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2016

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

Agile Therapeutics, Inc.

Part I – Financial Information

ITEM 1.  Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	March 31 2016	December 31 2015
Assets
Current assets:
Cash and cash equivalents	$65,495	$34,395
Prepaid expenses	3,034	3,690
Total current assets	68,529	38,085
Property and equipment, net	12,316	12,318
Other assets	18	18
Total assets	$80,863	$50,421

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,873	$2,387
Accrued expenses	1,394	2,653
Loan payable, current portion	3,929	2,336
Warrant liability	213	406
Total current liabilities	8,409	7,782
Loan payable, long-term	11,475	12,896
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value, authorized 150,000,000 shares; 28,738,050 shares issued and outstanding as of March 31, 2016 and 22,315,612 shares issued and outstanding as of December 31, 2015;	3	2
Additional paid-in capital	233,021	194,468
Accumulated deficit	(172,045)	(164,727)
Total stockholders’ equity	60,979	29,743
Total liabilities and stockholders’ equity	$80,863	$50,421

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

(in thousands, except par value and share data)

	Three Months Ended March 31
	2016	2015
Operating expenses:
Research and development	$4,927	$5,378
General and administrative	2,053	1,599
Total operating expenses	6,980	6,977
Loss from operations	(6,980)	(6,977)

Other income (expense)
Interest expense	(548)	(425)
Interest income	17	1
Change in fair value of warrants	193	(101)
Loss on extinguishment of debt	—	(1,036)
Loss before benefit from income taxes	(7,318)	(8,538)
Benefit from income taxes	—	—
Net loss	$(7,318)	$(8,538)

Net loss per share – basic and diluted	$(0.27)	$(0.40)

Weighted-average shares outstanding –basic and diluted	26,826,223	21,282,692

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31
	2016	2015
Cash flows from operating activities
Net loss	$(7,318)	$(8,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	5
Noncash stock based compensation	711	645
Noncash interest	172	73
Loss on extinguishment of debt	—	1,036
Change in fair value of warrants	(193)	101
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	656	308
Other assets	—	—
Accounts payable and accrued expenses	(771)	724
Net cash used in operating activities	(6,739)	(5,646)
Cash flows from investing activities
Acquisition of property and equipment	(2)	(189)
Net cash used in investing activities	(2)	(189)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	16,265
Repayment of term loan	—	(15,784)
Cash paid for debt financing costs	—	(423)
Proceeds from the issuance of common stock, net	37,547	19,330
Proceeds from exercise of stock options	294	130
Net cash provided by financing activities	37,841	19,518
Net increase in cash and cash equivalents	31,100	13,683
Cash and cash equivalents, beginning of period	34,395	40,182
Cash and cash equivalents, end of period	$65,495	$53,865

Supplemental disclosure of noncash financing activities
Fair value of common stock warrants issued	$—	$1,184

Supplemental cash flow information
Interest paid	$375	$339
Income taxes paid	$—	$—

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2016

(in thousands, except share and per share data)

1. Organization and Description of Business

Nature of Operations

Agile Therapeutics, Inc. (the “Company”) was incorporated in Delaware on December 22, 1997. The Company is engaged in research and development of transdermal patch technology for use in contraception. The Company’s activities since inception have consisted principally of raising capital and performing research and development. The Company is headquartered in Princeton, New Jersey.

The Company is devoting substantially all of its efforts toward research and development of its transdermal patch for use in contraception, and raising capital. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company has incurred losses each year since inception. As of March 31, 2016, the Company had an accumulated deficit of approximately $172.0 million.

The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings (see Note 7), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding. The Company expects to continue to incur net losses into the foreseeable future.

As of March 31, 2016, the Company had cash and cash equivalents of $65.5 million.  Although the Company has incurred recurring losses in each year since inception, the Company expects its cash and cash equivalents will be sufficient to fund operations for at least the next twelve months.

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

In the opinion of management, the unaudited interim condensed financial statements reflects all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. Summary of Significant Accounting Policies

The Company’s complete listing of significant accounting policies are described in Note 2 to the Company’s audited financial statements as of December 31, 2015 included in its annual report on Form 10-K filed with the SEC.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2016

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

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

In connection with the completion of the Company’s initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock.  Warrants with non-standard anti-dilution provisions (referred to as down round protection) are classified as liabilities and re-measured each reporting period.  As of March 31, 2016, there were outstanding 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

The warrants issued in connection with the Company’s debt financing completed in February 2015 (see Note 6) are classified as a component of stockholders’ equity. The value of such warrants was determined using the Black-Scholes option-pricing model.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2016

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. The Company grants stock options for a fixed number of shares to employees and non-employees with an exercise price equal to the fair value of the shares at grant date. Compensation cost is recognized for all share-based payments granted and is based on the grant-date fair value estimated using the weighted-average assumption of the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. The equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital.

The Company also awards restricted stock units (RSUs) to employees.  RSUs are generally subject to forfeiture if employment terminates prior to the completion of the vesting restrictions.  The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

Awards for consultants are accounted for under ASC 505-50, Equity Based Payments to Non-Employees. Any compensation expense related to consultants is marked-to-market over the applicable vesting period as they vest.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of diluted net loss per share calculation, common stock warrants, unvested RSUs and stock options are considered to be potentially dilutive securities but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented.

Potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2016 and 2015 because to do so would be anti-dilutive are as follows (in common equivalent shares):

	March 31
	2016	2015
Common stock warrants	242,779	242,779
Common stock options	2,640,810	2,234,191
Unvested restricted stock units	33,334	—
Total	2,916,923	2,476,970

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2016

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern.  The new standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial statements.

In April 2015, the FASB issued an amendment to U.S. GAAP to simplify the balance sheet presentation of the costs for issuing debt.  The changes were adopted in Accounting Standards Update (ASU) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issue Costs, or ASU 2015-03.  ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet.  The Company adopted the provisions of ASU 2015-03 on January 1, 2016 and prior period balances have been reclassified to conform to the current period presentation.  As of December 31, 2015, $152 of debt issuance costs were reclassified in the balance sheet from “deferred financing costs, net” to “loan payable, current portion” and $139 was reclassified from “deferred financing costs, net” to “loan payable, long-term”.  The adoption of ASU 2015-03 did not have an impact on the Company’s operations or cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company will be evaluating the impact of the pending adoption of the new standard on the Company’s financial statements.

In March 2016, the FASB issued guidance on employee share-based payment accounting requiring all tax effects related to share-based payments at settlement or expiration to be recorded through the statement of operations and be reported as operating activities on the statement of cash flows. Further, under the new guidance, entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards; whereas forfeitures can be estimated, as required today, or recognized when they occur. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact this guidance will have on financial statements.

3. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, describes the fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2016

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of March 31, 2016 and December 31, 2015.

	Level 1	Level 2	Level 3
March 31, 2016
Assets:
Cash equivalents	$65,396	$—	$—
Total assets at fair value	$65,396	$—	$—
Liabilities:
Common stock warrants	—	—	213
Total liabilities at fair value	$—	$—	$213

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of March 31, 2016 include (i) volatility (75.0%), (ii) risk free interest rate of 1.04% (estimated using treasury bonds with a 3.75 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($6.21) and (v) expected life (3.75 years).

The following is a rollforward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2015	$406
Change in fair value	(193)
Ending balance at March 31, 2016	$213

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2016

(in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Cash equivalents	$34,324	$—	$—
Total assets at fair value	$34,324	$—	$—
Liabilities:
Common stock warrants	—	—	406
Total liabilities at fair value	$—	$—	$406

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2015 include (i) volatility (75.0%), (ii) risk free interest rate of 1.54% (estimated using treasury bonds with a 4 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($9.76) and (v) expected life (four years).

There were no transfers between Level 1, 2 or 3 during 2016 or 2015. If the Company’s estimates regarding the fair value of its warrants are inaccurate, a future adjustment to these estimated fair values may be required. Additionally, these estimated fair values could change significantly.

4. Prepaid Expenses

Prepaid expenses consist of the following:

	March 31 2016	December 31 2015
Prepaid clinical trial expense	$2,449	$2,803
Prepaid insurance	487	780
Other	98	107
Total prepaid expenses	$3,034	$3,690

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2016

(in thousands, except share and per share data)

5. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31 2016	December 31 2015
Employee bonuses	$245	$938
Accrued clinical trial costs	907	1,507
Other	242	208
Total accrued liabilities	$1,394	$2,653

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

Hercules Capital, Inc.

In February 2015, the Company entered into a loan and security agreement (the “Hercules Loan”) with Hercules Capital, Inc. (“Hercules”) for a term loan of up to $25.0 million.  A first tranche of $16.5 million was funded upon execution of the Hercules Loan, approximately $15.5 million of which was used to repay the Company’s existing term loan with Oxford.  The Company is scheduled to make interest-only payments on the loan until July 1, 2016, which period may be extended under certain circumstances.  Under the terms of the Hercules Loan, the Company may, but is not obligated to, draw an additional tranche of up to $8.5 million prior to July 1, 2016, subject to the achievement of certain clinical milestones, which may be extended to December 31, 2016 under certain circumstances.

The Hercules Loan accrues interest at a rate of the greater of 9.0% or 9.0% plus Prime minus 4.25% and is payable monthly.  Principal is due in 30 equal consecutive monthly installments beginning on July 1, 2016 and ending on December 1, 2018.  In addition, the Company is required to make a final payment of $610,500 on the maturity date of the Hercules Loan (December 1, 2018).

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2016

(in thousands, except share and per share data)

6. Loan and Security Agreements (Continued)

The Company may prepay all, but not less than all, of the Hercules Loan subject to a prepayment premium of 2.0% of the outstanding principal if prepaid during the second year (through February 24, 2017) and 1.0% of the outstanding principal if prepaid after February 24, 2017. The obligations of the Company under the Hercules Loan are secured by a perfected first position lien on all of the assets of the Company, excluding intellectual property assets.

In connection with the Hercules Loan, the Company issued Hercules a warrant to purchase 180,274 shares of the Company’s common stock at an exercise price of $5.89 per share which expires on February 24, 2020 and granted Hercules the right to participate in future equity financings in an amount up to $2.0 million while the loan and warrant are outstanding.

The Company allocated the proceeds of $16.5 million in accordance with ASC 470 based on the relative fair values.  The relative fair value of the warrants of approximately $1.2 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt.  The significant assumptions used in preparing the option pricing model for valuing the Company’s warrant issued to Hercules include (i) volatility (75.0%), (ii) risk free interest rate of 1.22% (estimated using treasury bonds with a 4 year life), (iii) strike price ($5.89) for the common stock warrant, (iv) fair value of common stock ($9.82) and (v) expected life (four years).  The discount on the debt is being amortized to interest expense over the term of the debt.

As a result of the repayment of the Oxford Loan, the Company recorded a loss on the extinguishment of debt of approximately $1.0 million on the Company’s statement of operations for the three months ended March 31, 2015, representing a prepayment premium, the unamortized discount of the Oxford Loan and the write off of deferred financing costs.

7. Stockholders’ Equity

2015 Private Placement of Common Stock

In January 2015, the Company completed a private placement of 3,418,804 shares of common stock at $5.85 per share.  Proceeds from the Company’s private placement, net of commissions and other offering costs, were approximately $19.3 million.  Two of the Company’s stockholders, who are also affiliated with members of the Company’s Board of Directors, purchased a total of 1,623,932 shares of common stock for approximately $9.5 million in the private placement.

Shelf Registration Statement

On June 19, 2015, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million (the “2015 Shelf Registration Statement”).  On July 1, 2015, the 2015 Shelf Registration Statement was declared effective by the SEC.  The Company completed an offering of common stock in February 2016 utilizing the 2015 Shelf Registration Statement (see below).  In the future, the Company may also periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered.  At the time any of the securities covered by the 2015 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2016

(in thousands, except share and per share data)

7. Stockholders’ Equity (Continued)

2016 Public Offering of Common Stock

In January 2016, the Company completed an underwritten public offering of 5,511,812 shares of its common stock at a public offering price of $6.35 per share.  In February 2016, the underwriters of the public offering of common stock exercised in full their option to purchase an additional 826,771 shares of common stock at the public offering price of $6.35 per share, less underwriting discounts and commissions.  A total of 6,338,583 shares of common stock were sold in the public offering resulting in total net proceeds of approximately $37.5 million.  One of the Company’s stockholders, who is also affiliated with a member of the Board of Directors, purchased 393,700 shares of common stock for approximately $2.5 million in the public offering.

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Three Months Ended March 31
	2016	2015

Research and development	$139	$316
General and administrative	572	329
Total stock-based compensation expense	$711	$645

8. Related Party Transactions

Effective March 17, 2014, one of the Managing Partners of SmartPharma LLC, or SmartPharma, an entity which provides commercial and business development consulting services to the Company, was appointed Chief Commercial Officer. In connection with the appointment of this individual as Chief Commercial Officer, the Company amended its consulting agreement with SmartPharma to remove this individual from the list of persons providing service under the consulting agreement. SmartPharma invoiced the Company $2 and $26 of fees for the three months ended March 31, 2016 and 2015, respectively.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2016.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Dollars in tabular format are presented in thousands, except per share data, or as otherwise indicated.

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

Since our inception in 1997, we have devoted substantial resources to developing Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $25.6 million, $13.4 million and $9.2 million during the years ended December 31, 2015, 2014 and 2013, respectively. We incurred research and development expenses of $4.9 million for the three months ended March 31, 2016.  We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla and advance our pipeline of product candidates. We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes, and term loans. As of March 31, 2016 and December 31, 2015 respectively, we had $65.5 million and $34.4 million in cash and cash equivalents.

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

In February 2015, we entered into a loan and security agreement with Hercules Capital, Inc., or Hercules, for a term loan of up to $25.0 million.  A first tranche of $16.5 million was funded upon execution of the loan agreement, approximately $15.5 million of which was used to repay our existing term loan.

In January 2016, we closed an underwritten public offering of 5,511,812 shares of common stock at a public offering price of $6.35 per share.  In February 2016, the underwriters of the public offering of common stock exercised in full their option to purchase an additional 826,771 shares of common stock at the public offering price of $6.35 per share, less underwriting discounts and commissions.  A total of 6,338,583 shares of common stock were sold in the public offering, resulting in total net proceeds of approximately $37.5 million.

We have not generated any revenue and have never been profitable for any year. Our net loss was $30.3 million, $16.1 million and $14.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our net loss was $7.3 million for the three months ended March 31, 2016.  We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, Twirla and any other product candidates we advance to clinical development.  We do not own any manufacturing facilities and rely on our third party manufacturer, Corium International, Inc., or Corium, for all aspects of the manufacturing of Twirla.  We will continue to invest in the manufacturing process for Twirla, and incur significant expenses, in order to complete the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities in order to be capable of supplying projected commercial quantities of Twirla, if approved. We continue to plan the process of scaling up the commercial manufacturing capabilities for Twirla with Corium and the associated costs and timelines.  We expect the validation to be completed in coordination with our planned commercialization activities.   If we obtain regulatory approval for Twirla, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing and distribution functions. We enrolled the first subject in our Phase 3 clinical trial in the third quarter of 2014 and completed enrollment in October 2015.  We expect to complete the trial in the fourth quarter of 2016 and file our resubmission to the U.S. Food and Drug Administration, or FDA, in the first half of 2017.

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

To date, our research and development expenses have related primarily to the development of Twirla. For the three months ended March 31, 2016 and 2015, our research and development expenses were approximately $4.9 million and $5.4 million, respectively.  The following table summarizes our research and development expenses by functional area.

	Three months ended March 31,
	2016	2015

Clinical development	$3,297	$3,769
Regulatory	81	49
Personnel related	595	464
Manufacturing — commercialization	436	618
Manufacturing	379	162
Stock-based compensation	139	316
Total research and development expenses	$4,927	$5,378

Although we currently expect to complete our on-going Phase 3 clinical trial for Twirla in the fourth quarter of 2016, it is difficult to determine with any certainty the exact duration and completion costs of our currently ongoing, planned or future clinical trials of Twirla and any of our other current and future product candidates we may advance. It is also difficult to determine if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, the slower than expected rate of enrollment we experienced for our on-going Phase 3 clinical trial for Twirla and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the Food and Drug Administration, or FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

For the three months ended March 31, 2016 and 2015, our general and administrative expenses totaled approximately $2.1 million and $1.8 million, respectively.  We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla and any of our other product candidates, and as we operate as a public company. These increases will likely include increased legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations.  Additionally, if in the future we believe regulatory approval of Twirla or any of our other product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three months ended March 31,
	2016	2015	Change
	(In thousands)
Operating expenses:
Research and development	$4,927	$5,378	$(451)
General and administrative	2,053	1,599	454
Total operating expenses	6,980	6,977	3
Other income (expenses)
Interest expense	(548)	(425)	(123)
Interest income	17	1	16
Change in fair value of warrants	193	(101)	294
Loss on extinguishment of debt	—	(1,036)	1,036
Loss before income taxes	(7,318)	(8,538)	1,220
Benefit from income taxes	—	—	—
Net loss	$(7,318)	$(8,538)	$1,220

Research and development expenses.  Research and development expenses decreased by $0.5 million, or 8% from $5.4 million for the three months ended March 31, 2015 to $4.9 million for the three months ended March 31, 2016. This decrease in research and development expenses was primarily due to the following:

•                  a decrease in clinical development expenses of $0.5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease relates to costs incurred during the three months ended March 31, 2015 related to additional clinical sites including site selection, recruiting, training, advertising and printing for which there were no comparable costs during the three months ended March 31, 2016.

•                  a decrease in manufacturing commercialization expenses of $0.2 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.  This decrease represented a decrease in materials used in the on-going qualification process of the commercial manufacturing equipment.

•                  an increase in manufacturing expenses of $0.2 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.  This increase is primarily the result of increased testing and additional method development.

General and administrative expenses.  General and administrative expenses increased by $0.5 million, or 28% from $1.6 million for the three months ended March 31, 2015 to $2.1 million for the three months ended March 31, 2016. This increase in general and administrative expenses was primarily due to the following:

•                  an increase in stock compensation expense of $0.3 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily associated with stock options grants and restricted stock unit awards in February 2016; and

•                  an increase in professional fees expense of $0.2 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 attributable to increased legal fees associated with our intellectual property and increased search fees and consulting expenses.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the three months ended March 31, 2016 and to our term loans with Hercules and Oxford Finance LLC, or Oxford, for the three months ended March 31, 2015. Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules and Oxford and the amortization of the deferred financing costs associated with the term loans.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Change in fair value of warrants.  Certain of our warrants to purchase our preferred stock (prior to the IPO) and common stock (post IPO) are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants and warrants (prior to the IPO) to purchase common stock with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock.  During the three months ended March 31, 2016, the fair value of our warrant liability changed by $193 thousand compared to three months ended March 31, 2015 primarily due to the decrease in the fair value of the underlying common stock.

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

Liquidity and Capital Resources

At March 31, 2016, we had cash and cash equivalents totaling $65.5 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated (in thousands):

	Three months ended March 31,
	2016	2015

Cash used in operating activities	$(6,739)	$(5,646)
Cash used in investing activities	(2)	(188)
Cash provided by financing activities	37,841	19,518
Net increase in cash and cash equivalents	$31,100	$13,683

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our primary product candidate Twirla was being developed.  Net cash used in operating activities was $6.7 million for the three months ended March 31, 2016 and consisted primarily of a net loss of $7.3 million which was offset by non-cash stock based compensation expense of $0.7 million. Net cash used in operating activities was $5.6 million for the three months ended March 31, 2015 and consisted primarily of a net loss of $8.5 million which was offset by a loss on the extinguishment of debt of $1.0 million, non-cash stock based compensation expense of $0.6 million and a decrease in accounts payable and accrued expenses of $0.7 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 and 2015 was $2 thousand and $0.2 million, respectively. Cash used in investing activities for these periods represents the acquisition of equipment to be used in the commercialization of Twirla.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $37.8 million which included (i) net proceeds of $37.5 million received from the sale of 6,338,583 shares of common stock and (ii) proceeds of $0.3 million from the exercise of stock options.  Net cash provided by financing activities for the three months ended March 31, 2015 was $19.5 million which included (i) net proceeds of $19.3 million from the private placement of 3,418,804 shares of our common stock, (ii) gross proceeds of $16.5 million from a term loan with Hercules and (iii) the repayment of our loan with Oxford of $15.8 million.

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

Based on our current business plan, we expect that our existing cash and cash equivalents as of March 31, 2016 will enable us to fund our operating expenses and capital expenditures requirements through the end of 2017.  In our current business plan, we have assumed completion of our SECURE Phase 3 clinical trial in the fourth quarter of 2016, resubmission of our NDA for Twirla to the FDA in the first half of 2017, a six-month FDA review of our resubmission and completion of validation of our commercial manufacturing process in coordination with our commercialization of Twirla.  We cannot assure you that the FDA will approve Twirla or that the FDA’s timeline for review will be within six months. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial cash flows from product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including Twirla, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market Twirla that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2016 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Term loan	$19,511	$5,926	$13,585	—	—
Operating lease	785	162	505	118	—
Total	$20,296	$6,088	$14,090	$118	—

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

February 2015 Loan and Security Agreement — Hercules Capital, Inc.

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

We may prepay all, but not less than all, of the Hercules Loan subject to a prepayment premium of 2.0% of the outstanding principal if prepaid during the second year (through February 24, 2017) and 1.0% of the outstanding principal if prepaid after February 24, 2017. Our obligations under the Hercules Loan are secured by a perfected first position lien on all of our assets, excluding intellectual property assets.

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

Shelf Registration Statement

On June 19, 2015, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million, which we refer to as the 2015 Shelf Registration Statement. On July 1, 2015, the 2015 Shelf Registration Statement was declared effective by the SEC.  During the first quarter of 2016, we completed an offering of common stock utilizing the 2015 Shelf Registration Statement (see below).  In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered.  At the time any of the securities covered by the 2015 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

2016 Public Offering of Common Stock

In January 2016, we closed an underwritten public offering of 5,511,812 shares of common stock registered under the 2015 Shelf Registration Statement at a public offering price of $6.35 per share.  In February 2016, the underwriters of the public offering of common stock exercised in full, their option to purchase an additional 826,771 shares of common stock at the public offering price of $6.35 per share, less underwriting discounts and commissions.  A total of 6,338,583 shares of common stock were sold in the public offering resulting in total estimated net proceeds of approximately $37.5 million.  One of our stockholders, who is also affiliated with a member of the Board of Directors, purchased 393,700 shares of common stock for approximately $2.5 million in the public offering.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern.  The new standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  We do not expect the adoption of ASU 2014-15 to have a material impact on our financial statements.

In April 2015, the FASB issued an amendment to U.S. GAAP to simplify the balance sheet presentation of the costs for issuing debt.  The changes were adopted in Accounting Standards Update (ASU) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issue Costs, or ASU 2015-03.  ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet.  We adopted the provisions of ASU 2015-03 on January 1, 2016 and prior period balances have been reclassified to conform to the current period presentation.  As of December 31, 2015, $152 thousand of debt issuance costs were reclassified in the balance sheet from “deferred financing costs, net” to “loan payable, current portion” and $139 thousand was reclassified from “deferred financing costs, net” to “loan payable, long-term” .  The adoption of ASU 2015-03 did not have an impact on our operations or cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We will be evaluating the impact of the pending adoption of the new standard on our financial statements.

In March 2016, the FASB issued guidance on employee share-based payment accounting requiring all tax effects related to share-based payments at settlement or expiration to be recorded through the statement of operations and be reported as operating activities on the statement of cash flows. Further, under the new guidance, entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards; whereas forfeitures can be estimated, as required today, or recognized when they occur. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact this guidance will have on our financial statements.

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

We had cash and cash equivalents of $65.5 million and $34.4 million at March 31, 2016 and December 31, 2015, respectively, consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

If the results of the clinical trials for our current product candidates or clinical trials for any future product candidates do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. For example, in the CRL that we received from the FDA in connection with the NDA previously filed for Twirla, one of the FDA’s comments was that acceptable evidence of efficacy was not demonstrated, as measured by Pearl Index, or PI. Specifically, in our two completed Phase 3 trials, the PI was higher than that seen in registration trials for previously approved hormonal contraceptives. Experts seem to agree that inconsistent or incorrect use is a major contributor to the increased PI seen in more recent contraceptive trials.  The PI values from clinical trials are also affected by additional factors, including differences in study design, increased sensitivity of early pregnancy tests, weight and body mass index, or BMI, of the study population and user experience. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer-term trials, or have failed to obtain regulatory approval of their product candidates. Many compounds that initially showed promise in clinical trials or earlier preclinical studies have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. Our ongoing Phase 3 trial for our primary product candidate, Twirla, may not produce the results that we expect, or the FDA may interpret the data differently than we do.

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

We have incurred losses in each year since our inception in December 1997. Our net loss was $30.3 million, $16.1 million and $14.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Our net loss was $7.3 million for the three months ended March 31, 2016.  As of March 31, 2016, we had an accumulated deficit of $172.0 million.

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

We need large amounts of capital to support our development and commercialization efforts for Twirla. If we are unable to secure sufficient capital to fund our operations, we will not be able to continue these efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to Twirla with third parties in ways that we currently do not intend or on terms that may not be favorable to us.  Our cash and cash equivalents were $65.5 million as of March 31, 2016.  Based on our current business plan, we believe that our cash and cash equivalents as of March 31, 2016 will be sufficient to meet our anticipated operating needs through the end of 2017. We anticipate requiring additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or we encounter any unforeseen events that affect our current business plan.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In February 2015, we entered into a loan and security agreement, referred to herein as the Hercules Loan, with Hercules Capital, Inc., or Hercules, for a term loan of up to $25.0 million.  A first tranche of $16.5 million was funded upon execution of the Hercules Loan, approximately $15.5 million of which was used to repay our term loan with Oxford.  Under terms of the Hercules Loan, we may, but are not obligated to, draw an additional tranche of up to $8.5 million prior to July 1, 2016, subject to the achievement of certain clinical milestones, which may be extended to December 31, 2016 under certain circumstances.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to March 31, 2016, we have cumulative net cash flows used by operating activities of $153.5 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

Based on our current business plan, we believe that our existing cash and cash equivalents as of March 31, 2016 will be sufficient to fund our projected operating requirements through the end of 2017. We expect that these funds will not be sufficient to enable us to complete all necessary development of our product candidates other than Twirla, complete validation of our commercial manufacturing process or commercially launch Twirla or our other current product candidates. Accordingly, we will be required to obtain further funding through other public or private offerings, debt financing, collaboration or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward- looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.

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

We are seeking approval for Twirla from the FDA for a contraception indication. Following our original submission of the NDA, we received a CRL from the FDA requesting, among other things, additional Phase 3 data.   Our ability to commercialize Twirla, and the timing of Twirla commercialization, is dependent on timely and successful completion of this additional Phase 3 study and other items such as timely and successful completion of validation of equipment for commercial manufacturing, and ultimate FDA approval.  In our current business plan, we have assumed completion of our SECURE Phase 3 clinical trial in the fourth quarter of 2016, resubmission of our NDA for Twirla to the FDA in the first half of 2017, a six-month FDA review of our resubmission and completion of validation of our commercial manufacturing process in coordination with our commercialization of Twirla.  We cannot assure you that the FDA will approve Twirla or that the FDA’s timeline for review will be within six months.

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

We, through Corium, also rely on certain third parties as the current sole source of the materials they supply. Although many of these materials are produced in more than one location or are available from another supplier, if any of these materials becomes unavailable to us for any reason, we likely would incur added costs and delays in identifying or qualifying replacement materials and there can be no assurance that replacements would be available to us on acceptable terms, or at all. In certain cases we may be required to get regulatory approval to use alternative suppliers, and this process of approval could delay development of our product candidates and, assuming FDA approval, commercial production of Twirla, indefinitely.  For example, the sole manufacturer of one of the components of the packaging of our Twirla patch notified us that it would be discontinuing manufacture of the component in 2016.  In conjunction with Corium, we were able to secure an amount of inventory of the packaging component that we believe will last until 2019.  We are currently evaluating sources for a replacement for this discontinued component and, assuming FDA approval of this replacement material, we plan to use the replacement material in connection with the commercial production of Twirla.

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

Our ability to develop these product candidates could be significantly affected by our inability to get Twirla approved.

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

As of May 5, 2016, we had a total of 16 full-time employees, and we use third-party consultants to assist with our current sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As of May 5, 2016, we had 28,742,719 shares of common stock outstanding.  Of these shares, 17,087,511 shares of common stock are freely tradeable, without restriction, in the public market.  Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock

In addition, the 2,699,475 shares subject to outstanding options under our stock option plans and the 801,231 shares reserved for future issuance under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

As of March 31, 2016, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 58.3% of our outstanding voting stock.

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

We will have considerable discretion in the application of the net proceeds from our initial public offering, our private placement and our recently completed public offering. We intend to use the majority of the net proceeds from our initial public offering, our private placement and our recently completed public offering to conduct a Phase 3 clinical trial for Twirla, obtain marketing approval and begin preparations for the U.S. commercial launch of Twirla, continue the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities, develop our product pipeline, and for working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, validation of capital equipment and the costs of operating as a public company. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds from our initial public offering, our private placement and our recently completed public offering. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from our initial public offering, our private placement and our recently completed public offering in a manner that does not produce income or that loses value.

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

As of March 31, 2016, we have used approximately $42.0 million of our net proceeds from the IPO primarily to fund the Phase 3 clinical trial for Twirla and for general working capital purposes; and, to a lesser extent, for activities related to the completion of the equipment qualification related to the expansion of Corium’s manufacturing capabilities

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated May 22, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, as revised in our Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 14, 2014.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2016	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

10.1	Form of Employment Agreement entered into with non-named executive officers.

10.2	Employment Agreement dated April 12, 2016 by and between the Registrant and Alfred Altomari.

10.3	Employment Agreement dated April 12, 2016 by and between the Registrant and Scott Coiante.

10.4	Employment Agreement dated April 12, 2016 by and between the Registrant and Elizabeth Garner, M.D.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.