Form 10-Q
period 2016-06-30
AGILE THERAPEUTICS INC
filed 2016-08-08
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 28,752,719 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 5, 2016.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended June 30, 2016

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

•                our available cash;

•                regulatory developments in the United States and foreign countries;

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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1.  Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$59,224	$34,395
Prepaid expenses	2,073	3,690
Total current assets	61,297	38,085
Property and equipment, net	12,329	12,318
Other assets	18	18
Total assets	$73,644	$50,421

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,010	$2,387
Accrued expenses	1,260	2,653
Loan payable, current portion	5,568	2,336
Warrant liability	276	406
Total current liabilities	10,114	7,782
Loan payable, long-term	10,008	12,896
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value, authorized 150,000,000 shares; 28,752,719 shares issued and outstanding as of June 30, 2016 and 22,315,612 shares issued and outstanding as of December 31, 2015;	3	2
Additional paid-in capital	233,982	194,468
Accumulated deficit	(180,463)	(164,727)
Total stockholders’ equity	53,522	29,743
Total liabilities and stockholders’ equity	$73,644	$50,421

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

(in thousands, except par value and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$5,577	$6,168	$10,505	$11,546
General and administrative	2,264	1,813	4,316	3,412
Total operating expenses	7,841	7,981	14,821	14,958
Loss from operations	(7,841)	(7,981)	(14,821)	(14,958)
Other income (expense)
Interest expense	(548)	(547)	(1,095)	(973)
Interest income	33	1	50	2
Change in fair value of warrants	(62)	41	130	(60)
Loss on extinguishment of debt	—	—	—	(1,036)
Loss before benefit from income taxes	(8,418)	(8,486)	(15,736)	(17,025)
Benefit from income taxes	—	—	—	—
Net loss	$(8,418)	$(8,486)	$(15,736)	$(17,025)

Net loss per share - basic and diluted	$(0.29)	$(0.38)	$(0.57)	$(0.78)

Weighted-average shares outstanding —basic and diluted	28,744,004	22,202,860	27,785,113	21,745,318

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(15,736)	$(17,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9	10
Noncash stock based compensation	1,666	1,383
Noncash interest	344	245
Loss on extinguishment of debt	—	1,036
Change in fair value of warrants	(130)	60
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,617	(87)
Other assets	—	—
Accounts payable and accrued expenses	(768)	1,185
Net cash used in operating activities	(12,998)	(13,193)
Cash flows from investing activities
Acquisition of property and equipment	(20)	(275)
Net cash used in investing activities	(20)	(275)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	16,265
Repayment of term loan	—	(15,784)
Cash paid for debt financing costs	—	(423)
Proceeds from the issuance of common stock, net	37,527	19,330
Proceeds from exercise of stock options	320	305
Net cash provided by financing activities	37,847	19,693
Net increase in cash and cash equivalents	24,829	6,225
Cash and cash equivalents, beginning of period	34,395	40,182
Cash and cash equivalents, end of period	$59,224	$46,407

Supplemental disclosure of noncash financing activities
Fair value of common stock warrants issued	$—	$1,184

Supplemental cash flow information
Interest paid	$755	$719
Income taxes paid	$—	$—

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2016

(in thousands, except share and per share data)

1. Organization and Description of Business

Nature of Operations

Agile Therapeutics, Inc. (“Agile” or the “Company”) was incorporated in Delaware on December 22, 1997. Agile is a women’s health specialty pharmaceutical company focused on the research, development and commercialization of new prescription contraceptive products. The Company’s activities since inception have consisted principally of raising capital and performing research and development. The Company is headquartered in Princeton, New Jersey.

The Company is devoting substantially all of its efforts toward research and development of its transdermal patch for use in contraception, and raising capital. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company has incurred losses each year since inception. As of June 30, 2016, the Company had an accumulated deficit of approximately $180.5 million.

The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings (see Note 7), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding. The Company expects to continue to incur net losses into the foreseeable future.

As of June 30, 2016, the Company had cash and cash equivalents of $59.2 million.  Although the Company has incurred recurring losses in each year since inception, the Company expects its cash and cash equivalents will be sufficient to fund operations for at least the next twelve months.

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

In the opinion of management, the unaudited interim condensed financial statements reflects all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. Summary of Significant Accounting Policies

The Company’s complete listing of significant accounting policies are described in Note 2 to the Company’s audited financial statements as of December 31, 2015 included in its annual report on Form 10-K filed with the SEC.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2016

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

In connection with the completion of the Company’s initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock.  Warrants with non-standard anti-dilution provisions (referred to as down round protection) are classified as liabilities and re-measured each reporting period.  As of June 30, 2016, there were outstanding 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

The warrants issued in connection with the Company’s debt financing completed in February 2015 (see Note 6) are classified as a component of stockholders’ equity. The value of such warrants was determined using the Black-Scholes option-pricing model.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2016

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

The Company also awards restricted stock units (“RSUs”) to employees.   RSUs are generally subject to forfeiture if employment terminates prior to the completion of the vesting restrictions.  The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

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

Potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2016 and 2015 because to do so would be anti-dilutive are as follows (in common equivalent shares):

	June 30
	2016	2015
Common stock warrants	242,779	242,779
Common stock options	2,759,939	2,238,688
Unvested restricted stock units	33,334	—
Total	3,036,052	2,481,467

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2016

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern.  The new standard is effective for the annual period ending after December 15, 2016, and for interim periods thereafter.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2-14-15 to have a material impact on its financial statements.

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2016

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•                  Level 1 — Quotes prices in active markets for identical assets and liabilities. The Company’s Level 1 assets consist of cash and cash equivalents. The Company has no Level 1 liabilities.

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of June 30, 2016 and December 31, 2015.

	Level 1	Level 2	Level 3
June 30, 2016
Assets:
Cash equivalents	$59,153	$—	$—
Total assets at fair value	$59,153	$—	$—
Liabilities:
Common stock warrants	—	—	276
Total liabilities at fair value	$—	$—	$276

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2016

(in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of June 30, 2016 include (i) volatility (75.0%), (ii) risk free interest rate of 0.71% (estimated using treasury bonds with a 3.50 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($7.61) and (v) expected life (3.50 years).

The following is a rollforward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2015	$406
Change in fair value	(130)
Ending balance at June 30, 2016	$276

	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Cash equivalents	$34,324	$—	$—
Total assets at fair value	$34,324	$—	$—
Liabilities:
Common stock warrants	—	—	406
Total liabilities at fair value	$—	$—	$406

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

4. Prepaid Expenses

Prepaid expenses consist of the following:

	June 30, 2016	December 31, 2015
Prepaid clinical trial expense	$1,799	$2,803
Prepaid insurance	152	780
Other	122	107
Total prepaid expenses	$2,073	$3,690

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2016

(in thousands, except share and per share data)

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30 2016	December 31 2015
Employee bonuses	$485	$938
Accrued clinical trial costs	446	1,507
Other	329	208
Total accrued liabilities	$1,260	$2,653

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

In connection with the Oxford Loan, the Company issued Oxford warrants to purchase 62,505 shares of common stock at an exercise price of $6.00 per share.  These warrants expire on December 14, 2019.

In February 2015, the Company terminated and repaid all amounts outstanding under the Oxford Loan and recorded a loss on the extinguishment of the Oxford Loan (see further discussion below).

Hercules Capital, Inc.

In February 2015, the Company entered into a loan and security agreement (the “Hercules Loan”) with Hercules Capital, Inc. (“Hercules”) for a term loan of up to $25.0 million.  A first tranche of $16.5 million was funded upon execution of the Hercules Loan, approximately $15.5 million of which was used to repay the Company’s existing term loan with Oxford.  The Company is scheduled to make interest-only payments on the loan until July 1, 2016, which period may be extended under certain circumstances.  Under the terms of the Hercules Loan, the Company may, but is not obligated to, draw an additional tranche of up to $8.5 million prior to July 1, 2016, subject to the achievement of certain clinical milestones, which may be extended to December 31, 2016 under certain circumstances.  The Company is currently in discussions with Hercules to extend the period during which the additional tranche of $8.5 million may be drawn.

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

June 30, 2016

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

June 30, 2016

(in thousands, except share and per share data)

7. Stockholders’ Equity (Continued)

2016 Public Offering of Common Stock

In January 2016, the Company completed an underwritten public offering of 5,511,812 shares of its common stock at a public offering price of $6.35 per share.  In February 2016, the underwriters of the public offering of common stock exercised in full their option to purchase an additional 826,771 shares of common stock at the public offering price of $6.35 per share, less underwriting discounts and commissions.  A total of 6,338,583 shares of common stock were sold in the public offering resulting in total net proceeds of approximately $37.5 million.  One of the Company’s stockholders, who is also affiliated with a member of the Company’s Board of Directors, purchased 393,700 shares of common stock for approximately $2.5 million in the public offering.

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,
	2016	2015

Research and development	$358	$320
General and administrative	597	418
Total stock-based compensation expense	$955	$738

	Six Months Ended June 30,
	2016	2015

Research and development	$497	$636
General and administrative	1,169	747
Total stock-based compensation expense	$1,666	$1,383

8. Related Party Transactions

Between March 17, 2014 and July 6, 2016, one of the Managing Partners of SmartPharma LLC, or SmartPharma, an entity which provides commercial and business development consulting services to the Company, served as Chief Commercial Officer of the Company. In connection with the appointment of this individual as Chief Commercial Officer, the Company amended its consulting agreement with SmartPharma to remove this individual from the list of persons providing service under the consulting agreement. SmartPharma invoiced the Company $1 and $3 of fees for the three and six months ended June 30, 2016, respectively and $18 and $74 of fees for the three and six months ended June 30, 2015.  In connection with the resignation of our Chief Commercial Officer on July 6, 2016, the Company appointed a new Chief Commercial Officer.

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

In addition to Twirla, we are developing a pipeline of other new transdermal contraceptive product candidates, including AG200-SP, which is a regimen designed to provide shorter, lighter periods; AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle; and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen.  AG200-SP and AG200-ER are intended to be Twirla line extensions that would expand the use of Twirla beyond its initial, approved use.  In July 2016, we began preparations for an initial Phase 2 clinical trial examining the use of AG200-SP along with a smaller lower-dose combination ethinyl estradiol/levonorgestrel patch (SmP) in the fourth week of the woman’s cycle.  The Phase 2 clinical trial is aimed at identifying the optimal dose of the SmP, and will evaluate bleeding profiles, pharmacokinetic parameters, ovulation inhibition and safety over three cycles of treatment with AG200-SP (SmP).  We expect to initiate dosing of the AG200-SP (SmP) clinical trial in the first quarter of 2017.

Since our inception in 1997, we have devoted substantial resources to developing Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $25.6 million, $13.4 million and $9.2 million during the years ended December 31, 2015, 2014 and 2013, respectively. We incurred research and development expenses of $5.6 million and $10.5 million for the three and six months ended June 30, 2016, respectively.  We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla and advance our pipeline of product candidates. We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes, and term loans. As of June 30, 2016 and December 31, 2015 respectively, we had $59.2 million and $34.4 million in cash and cash equivalents.

In May 2014, we completed our initial public offering whereby we sold 9,166,667 shares of common stock, at a public offering price of $6.00 per share, before underwriting discounts and expenses.  The aggregate net proceeds received by us from the initial public offering were $49.7 million.

In January 2015, we completed a private placement of 3,418,804 shares of common stock at $5.85 per share.  Proceeds from our private placement, net of commissions and other offering costs were approximately $19.3 million.

In February 2015, we entered into a loan and security agreement with Hercules Capital, Inc., or Hercules, for a term loan of up to $25.0 million, which we refer to as the Hercules Loan Agreement.  A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay our existing term loan.

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

We have not generated any revenue and have never been profitable for any year. Our net loss was $30.3 million, $16.1 million and $14.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our net loss was $8.4 million and $15.7 for the three and six months ended June 30, 2016.  We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, Twirla and any other product candidates we advance to clinical development, including the planned Phase 2 clinical trial for AG200-SP.  We do not own any manufacturing facilities and rely on our third party manufacturer, Corium International, Inc., or Corium, for all aspects of the manufacturing of Twirla.  We will continue to invest in the manufacturing process for Twirla, and incur significant expenses, in order to complete the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities in order to be capable of supplying projected commercial quantities of Twirla, if approved. We continue to plan the process of scaling up the commercial manufacturing capabilities for Twirla with Corium and the associated costs and timelines.  We expect the validation to be completed in coordination with our planned commercialization activities.   If we obtain regulatory approval for Twirla, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing, distribution, medical affairs and compliance functions. We enrolled the first subject in our Phase 3 clinical trial in the third quarter of 2014 and completed enrollment in the fourth quarter of 2015.  We expect to complete the trial in the fourth quarter of 2016 and file our resubmission to the U.S. Food and Drug Administration, or FDA, in the first half of 2017.

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

To date, our research and development expenses have related primarily to the development of Twirla, although we expect to begin incurring expenses for the clinical development of AG200-SP in the second half of 2016. For the three months ended June 30, 2016 and 2015, our research and development expenses were approximately $5.6 million and $6.2 million, respectively. For the six months ended June 30, 2016 and 2015, our research and development expenses were approximately $10.5 million and $11.5 million, respectively.  The following table summarizes our research and development expenses by functional area.

	Three months ended June 30,		Six months ended June 30,
	(In thousands)
	2016	2015	2016	2015

Clinical development	$3,614	$4,678	$6,912	$8,448
Regulatory	73	83	153	130
Personnel related	650	487	1,245	951
Manufacturing — commercialization	525	530	962	1,149
Manufacturing	357	70	736	232
Stock-based compensation	358	320	497	636
Total research and development expenses	$5,577	$6,168	$10,505	$11,546

Although we currently expect to complete our on-going Phase 3 clinical trial for Twirla in the fourth quarter of 2016, it is difficult to determine with any certainty the exact duration and completion costs of our currently ongoing, planned or future clinical trials of Twirla and any of our other current and future product candidates we may advance, including AG200-SP. It is also difficult to determine if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, the slower than expected rate of enrollment we experienced for our on-going Phase 3 clinical trial for Twirla and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

For the three months ended June 30, 2016 and 2015, our general and administrative expenses totaled approximately $2.3 million and $1.8 million, respectively.  For the six months ended June 30, 2016 and 2015, our general and administrative expenses totaled approximately $4.3 million and $3.4 million, respectively. We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla and any of our other product candidates, and as we operate as a public company. These increases will likely include increased legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations.  Additionally, if in the future we believe regulatory approval of Twirla or any of our other product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

	Three months ended June 30,
	2016	2015	Change
	(In thousands)
Operating expenses:
Research and development	$5,577	$6,168	$(591)
General and administrative	2,264	1,813	451
Total operating expenses	7,841	7,981	(140)
Other income (expenses)
Interest expense	(548)	(547)	(1)
Interest income	33	1	32
Change in fair value of warrants	(62)	41	(103)
Loss on extinguishment of debt	—	—	—
Loss before income taxes	(8,418)	(8,486)	68
Benefit from income taxes	—	—	—
Net loss	$(8,418)	$(8,486)	$68

Research and development expenses.  Research and development expenses decreased by $0.6 million, or 10%, from $6.2 million for the three months ended June 30, 2015 to $5.6 million for the three months ended June 30, 2016. This decrease in research and development expenses was primarily due to the following:

•                  a decrease in clinical development expenses of $1.1 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease relates to costs incurred during the three months ended June 30, 2015 related to extending the screening period at existing sites as well as increased additional clinical site costs including site selection, recruiting, training, advertising and printing for which there were no comparable costs during the three months ended June 30, 2016.

•                  an increase in manufacturing expenses of $0.3 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.  This increase is primarily the result of increased testing and additional method development.

General and administrative expenses.  General and administrative expenses increased by $0.5 million, or 25%, from $1.8 million for the three months ended June 30, 2015 to $2.3 million for the three months ended June 30, 2016. This increase in general and administrative expenses was primarily due to the following:

•                  an increase in stock compensation expense of $0.2 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily associated with stock options grants and restricted stock unit awards in February 2016;

•                  an increase in professional fees expense of $0.1 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 attributable to increased legal fees associated with our intellectual property and increased search fees and consulting expenses; and

•                  an increase in state franchise tax and property tax of $0.1 million associated with our higher stock capitalization and increased property (equipment) values.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the three months ended June 30, 2016 and 2015, respectively.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules and the amortization of the deferred financing costs associated with the term loan.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Change in fair value of warrants.  Certain of our warrants to purchase shares of our convertible preferred stock (prior to our initial public offering, or IPO) and common stock (post IPO) are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants (prior to the IPO) and common stock warrants with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock.  During the three months ended June 30, 2016, the fair value of our warrant liability changed by $62 thousand compared to three months ended June 30, 2015, primarily due to the increase in the fair value of the underlying common stock.

Comparison of the Six Months Ended June 30, 2016 and 2015

	Six months ended June 30,
	2016	2015	Change
	(In thousands)
Operating expenses:
Research and development	$10,505	$11,546	$(1,041)
General and administrative	4,316	3,413	903
Total operating expenses	14,821	14,959	(138)
Other income (expenses)
Interest expense	(1,095)	(973)	(122)
Interest income	50	2	48
Change in fair value of warrants	130	(59)	189
Loss on extinguishment of debt	—	(1,036)	1,036
Loss before income taxes	(15,736)	(17,025)	1,289
Benefit from income taxes	—	—	—
Net loss	$(15,736)	$(17,025)	$1,289

Research and development expenses.  Research and development expenses decreased by $1.0 million, or 9%, from $11.5 million for the six months ended June 30, 2015 to $10.5 million for the six months ended June 30, 2016.   This decrease in research and development expenses was primarily due to the following:

•                  a decrease in clinical development expenses of $1.5 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.  The decrease relates to costs incurred during the six months ended June 30, 2015 related to extending the screening period at existing sites as well as increased additional clinical site costs including site selection, recruiting, training, advertising and printing for which there were no comparable costs in during the six months ended June 30, 2016; and

•                  an increase in personnel-related expenses of $0.3 million resulting from the addition of clinical and manufacturing employees to assist in the continued development of Twirla.

General and administrative expenses.  General and administrative expenses increased by $0.9 million, or 26%, from $3.4 million for the six months ended June 30, 2015 to $4.3 million for the six months ended June 30, 2016. This increase in general and administrative expense was primarily due to the following:

•                  an increase in stock compensation expense of $0.4 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily associated with stock options grants in February 2016;

•                  an increase in professional fees of $0.3 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 attributable to increased legal fees associated with our intellectual property, increased search fees and consulting expenses.

•                  an increase in state franchise tax and property tax of $0.1 million associated with our higher stock capitalization and increased property (equipment) values.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the six months ended June 30, 2016 and our term loans with Hercules and Oxford for the six months ended June 30, 2015. Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules and Oxford and the amortization of the deferred financing costs associated with the term loans.

Interest income.  Interest income is comprised of interest earned on cash and cash equivalents.

Change in fair value of warrants.  Certain of our warrants to purchase shares of our convertible preferred stock (prior to our IPO) and common stock (post IPO) are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants (prior to the IPO) and common stock warrants with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock.  During the six months ended June 30, 2016, the fair value of our warrant liability changed by $130 thousand compared to six months ended June 30, 2015, primarily due to the increase in the fair value of the underlying common stock.

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

Liquidity and Capital Resources

At June 30, 2016, we had cash and cash equivalents totaling $59.2 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated (in thousands):

	Six months ended June 30,
	2016	2015

Cash used in operating activities	$(12,998)	$(13,193)
Cash used in investing activities	(20)	(275)
Cash provided by financing activities	37,847	19,693
Net increase in cash and cash equivalents	$24,829	$6,225

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our primary product candidate Twirla was being developed.  Net cash used in operating activities was $13.0 million for the six months ended June 30, 2016 and consisted primarily of a net loss of $15.7 million which was offset by non-cash stock based compensation expense of $1.7 million and a working capital increase of $1.0 million. Net cash used in operating activities was $13.2 million for the six months ended June 30, 2015 and consisted primarily of a net loss of $17.0 million which was offset by a loss on the extinguishment of debt of $1.0 million, an increase in accrued liabilities of $1.2 million and non-cash stock based compensation expense of $1.4 million. We expect to begin incurring expenses for the clinical development of AG200-SP in the second half of 2016.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was $20 thousand and $0.3 million, respectively. Cash used in investing activities for these periods primarily represents the acquisition of equipment to be used in the commercialization of Twirla.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $37.8 million which included (i) net proceeds of $37.5 million received from the sale of 6,338,583 shares of common stock and (ii) proceeds of $0.3 million from the exercise of stock options.  Net cash provided by financing activities for the six months ended June 30, 2015 was $19.7 million which included (i) net proceeds of $19.3 million from the private placement of 3,418,804 shares of our common stock, (ii) gross proceeds of $16.5 million from a term loan with Hercules and (iii) the repayment of our loan with Oxford of $15.8 million.

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

•                  begin clinical development of the line extensions for Twirla, including AG200-SP and AG200-ER;

•                  maintain, leverage and expand our intellectual property portfolio; and

•                  add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

Based on our current business plan, we expect that our existing cash and cash equivalents as of June 30, 2016 will enable us to fund our operating expenses and capital expenditures requirements through the end of 2017.  In our current business plan, we have assumed completion of our SECURE Phase 3 clinical trial in the fourth quarter of 2016, resubmission of our NDA for Twirla to the FDA in the first half of 2017, a six-month FDA review of our resubmission, completion of validation of our commercial manufacturing process in coordination with our commercialization of Twirla, and initiation of dosing subjects in the initial Phase 2 clinical trial for AG200-SP in the first quarter of 2017.  We cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process within budget.  In addition, the costs of the initial Phase 2 clinical trial for AG200-SP may be greater than we have planned based on all of the factors that can affect clinical development, including among other things slower than anticipated enrollment. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

•                  the costs and timing of completion and the outcome of the current Phase 3 trial for Twirla;

•                  the costs, timing and outcome of regulatory review of Twirla, including for the additional Phase 3 trial for Twirla;

•                  the timing and costs of the equipment qualification and validation related to the expansion of Corium’s manufacturing facility;

•                  the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for Twirla, if approved;

•                  the revenue, if any, received from commercial sales of Twirla, if approved;

•                  the costs and timing of completion and the outcome of the planned Phase 2 trial for AG200-SP;

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2016 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Term loan	$19,131	$7,395	$11,736	—	—
Operating lease	745	162	509	74	—
Total	$19,876	$7,557	$12,245	$74	—

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

February 2015 Loan and Security Agreement — Hercules Capital, Inc.

The first tranche of the Hercules Loan was funded in February 2015. We are scheduled to make interest only payments on the Hercules Loan until July 1, 2016 which period may be extended under certain circumstances.  Under the terms of the Hercules Loan, we may, but are not obligated to draw an additional tranche of up to $8.5 million prior to July 1, 2016, subject to the achievement of certain clinical milestones, which may be extended to December 31, 2016 under certain circumstances.  We are currently in discussions with Hercules to extend the period during which the additional tranche of $8.5 million may be drawn.

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

2016 Public Offering of Common Stock

In January 2016, we closed an underwritten public offering of 5,511,812 shares of common stock registered under the 2015 Shelf Registration Statement at a public offering price of $6.35 per share.  In February 2016, the underwriters of the public offering of common stock exercised in full, their option to purchase an additional 826,771 shares of common stock at the public offering price of $6.35 per share, less underwriting discounts and commissions.  A total of 6,338,583 shares of common stock were sold in the public offering resulting in total estimated net proceeds of approximately $37.5 million.  One of our stockholders, who is also affiliated with a member of our Board of Directors, purchased 393,700 shares of common stock for approximately $2.5 million in the public offering.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern.  The new standard is effective for the annual period ending after December 15, 2016, and for interim periods thereafter.  Early adoption is permitted.  We do not expect the adoption of ASU 2-14-15 to have a material impact on our financial statements.

In April 2015, the FASB issued an amendment to U.S. GAAP to simplify the balance sheet presentation of the costs for issuing debt.  The changes were adopted in Accounting Standards Update (ASU) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issue Costs, or ASU 2015-03.  ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet.  We adopted the provisions of ASU 2015-03 on January 1, 2016 and prior period balances have been reclassified to conform to the current period presentation.  As of December 31, 2015, $152 thousand of debt issuance costs were reclassified in the balance sheet from “deferred financing costs, net” to “loan payable, current portion” and $139 thousand was reclassified from “deferred financing costs, net” to “loan payable, long-term”.  The adoption of ASU 2015-03 did not have an impact on our operations or cash flows.

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

We had cash and cash equivalents of $59.2 million and $34.4 million at June 30, 2016 and December 31, 2015, respectively, consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We have incurred losses in each year since our inception in December 1997. Our net loss was $30.3 million, $16.1 million and $14.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Our net loss was $8.4 million and $15.7 million for the three and six month periods ended June 30, 2016.  As of June 30, 2016, we had an accumulated deficit of $180.5 million.

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

We need large amounts of capital to support our development and commercialization efforts for Twirla. If we are unable to secure sufficient capital to fund our operations, we will not be able to continue these efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to Twirla with third parties in ways that we currently do not intend or on terms that may not be favorable to us.  Our cash and cash equivalents were $59.2 million as of June 30, 2016.  Based on our current business plan, we believe that our cash and cash equivalents as of June 30, 2016 will be sufficient to meet our anticipated operating needs through the end of 2017. We anticipate requiring additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or we encounter any unforeseen events that affect our current business plan.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In February 2015, we entered into a loan and security agreement, referred to herein as the Hercules Loan Agreement, with Hercules Capital, Inc., or Hercules, for a term loan of up to $25.0 million.  A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay our term loan with Oxford.  Under terms of the Hercules Loan Agreement, we may, but are not obligated to, draw an additional tranche of up to $8.5 million prior to July 1, 2016, subject to the achievement of certain clinical milestones, which may be extended to December 31, 2016 under certain circumstances.  We are currently in discussions with Hercules to extend the period during which the additional tranche of $8.5 million may be drawn.  We can make no assurances that our discussions will ultimately be successful and, if such discussions result in an extension of the period in which we may draw the additional tranche of $8.5 million, we could incur additional fees due to Hercules.

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

The Hercules Loan Agreement is secured by substantially all of our property other than our intellectual property. We are currently required to make interest-only payments through June 2016. The Hercules Loan Agreement currently bears interest at rate of 9.0% per annum and matures on December 1, 2018.

Additionally, we may be required to repay the outstanding indebtedness under the term loan if an event of default occurs under the Hercules Loan Agreement. Under the Hercules Loan Agreement, an event of default will occur if, among other things, we fail to make payments under the Hercules Loan Agreement we breach any of our covenants under the Hercules Loan Agreement, subject to specified cure periods with respect to certain breaches; Hercules determines in good faith that we are unable to satisfy our obligations under the Hercules Loan Agreement as they become due and that our principal investors do not intend to fund amounts necessary to satisfy such obligations; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit Hercules to accelerate the maturity of such indebtedness or that could have a material adverse effect on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes all of our property other than our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. From our inception to June 30, 2016, we have cumulative net cash flows used by operating activities of $159.8 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

Based on our current business plan, we believe that our existing cash and cash equivalents as of June 30, 2016 will be sufficient to fund our projected operating requirements through the end of 2017. We expect that these funds will not be sufficient to enable us to complete all necessary development of our product candidates other than Twirla, complete validation of our commercial manufacturing process or commercially launch Twirla or our other current product candidates. Accordingly, we will be required to obtain further funding through other public or private offerings, debt financing, collaboration or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward- looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.

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

Assuming FDA approval, Twirla will be the first product that we commercialize.  The rest of our pipeline of products are in earlier stages of clinical development and will require additional clinical and product development and funding in order to advance towards commercialization, which could take considerable time.  If Twirla is not approved, our ability to advance our pipeline would be significantly adversely affected. Our ability to generate revenues and become profitable will depend in large part on the commercial success of Twirla.  Potential prescribers of Twirla include physicians, nurse practitioners (NPs), physician’s assistants (PAs) and pharmacists.  Registered Pharmacists (RPh) are authorized to prescribe contraceptives in some states currently, and others have pending legislation that would allow pharmacists to prescribe contraceptives. If Twirla or any other product that we commercialize in the future does not gain an adequate level of acceptance among prescribers, patients and third parties, we may not generate significant product revenues or become profitable. Market acceptance of Twirla, and any other product that we commercialize, by prescribers, patients and third party payors will depend on a number of factors, some of which are beyond our control, including:

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

For example, if Twirla is approved by the FDA, prescribers and patients may not be immediately receptive to a transdermal contraceptive system, as opposed to a pill or any other method, and may be slow to adopt it as an accepted treatment for the prevention of pregnancy. In addition, even though we believe Twirla has significant advantages over other treatment options, because no head-to-head trials comparing Twirla to the competing approved patch product have been conducted, the prescribing information approved by the FDA may not contain claims that Twirla is safer or more effective than the currently approved patch product, or other claims that may be necessary for successful marketing of Twirla. Accordingly, we will not be permitted to promote Twirla, if approved, for any comparative advantages to the currently marketed contraceptive patch. The availability of numerous inexpensive generic forms of contraceptive products may also limit acceptance of Twirla among prescribers, patients and third party payors. If Twirla does not achieve an adequate level of acceptance among prescribers, patients and third party payors, we may not generate significant product revenues or become profitable.

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

•                  The inability of sales personnel to obtain access to or persuade adequate numbers of prescribers to prescribe Twirla;

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

The commercial success of Twirla in any indication for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the contraceptive market landscape as well as acceptance and uptake of Twirla by prescribers, patients and third-party payors.

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

•                  Our ability to access pharmacists in states where they are authorized by law to prescribe contraceptives could be limited, decreasing our ability to promote Twirla

The degree of acceptance and uptake of Twirla, if approved, by prescribers, patients and third-party payors will depend upon a number of factors, including:

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

•                  Willingness of prescribers to prescribe a contraceptive patch in light of safety issues and restrictive labeling of the currently marketed contraceptive patch;

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

If Twirla is approved, but does not achieve an adequate level of acceptance by prescribers, third-party payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate prescribers, patients and third party payors on the benefits of Twirla may require significant resources and may never be successful. Even if we are able to demonstrate and maintain a competitive advantage over our competitors and become profitable, if the market for hormonal contraceptives fails to achieve expected future growth or decreases, we may not generate sufficient revenue or sustain profitability.

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

Prescribers, patients and payors may not adopt a new contraceptive patch due to concerns based upon the prior experience with or perception of the currently marketed contraceptive patch.

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

We have conducted pharmacokinetic studies of Twirla to demonstrate that it delivers a daily EE dose of approximately 30 micrograms, comparable to a low-dose oral contraceptive. However, because none of our completed or planned clinical trials studied or expect to study Twirla in a head-to-head comparison with Evra, if Twirla is approved by the FDA, we will not be able to make direct comparative claims regarding the safety and efficacy of Twirla as compared to Evra. While we expect Twirla, if approved, to have the same black box warning currently required for all CHCs, we cannot predict whether the FDA will require that we include information in the Twirla labeling or black box warning regarding the additional risks associated with the Evra patch. Assuming approval, if we are not able to convince prescribers, patients and payors that Twirla delivers a low daily dose of EE, this may limit uptake and usage of Twirla and our revenue will be limited.

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

Our potential competitors include large, well-established pharmaceutical companies, and specialty pharmaceutical sales and marketing companies. These companies include Merck & Co., Inc., or Merck, which markets Nuvaring®, Allergan, Inc., or Allergan, which markets several branded and generic contraceptives including Loestrin® 24, Minastrin® 24 and LoLoestrin®, Teva Pharmaceutical Industries Ltd., or Teva, which markets several branded and generic contraceptives including Gianvi® and Quartette®, Bayer AG, or Bayer, which markets Beyaz®

and Mirena®, Johnson & Johnson, which markets Ortho-Tri-Cyclen® Lo, Pfizer Inc., which markets Alesse® and Mylan Inc. which markets Xulane™, a generic version of Ortho Evra. Additionally, several generic manufacturers currently market and continue to introduce new generic contraceptives, including Sandoz International GmbH, Glenmark Pharmaceuticals Ltd., Lupin Pharmaceuticals, Inc., and Amneal Pharmaceuticals LLC.

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

A key element of our strategy is to develop, obtain regulatory approval for and commercialize our portfolio of product candidates in addition to Twirla. To do so, we plan to utilize our proprietary transdermal delivery technology, Skinfusion, to develop additional product candidates. We may not be successful in our efforts to develop our portfolio of additional product candidates, and any product candidates we do develop may not produce commercially viable products that safely and effectively treat their indicated conditions. To date, our efforts have identified three additional product candidates in addition to Twirla, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle, AG200-SP, which is a regimen designed to provide shorter, lighter periods, and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen.  AG200-SP and AG200-ER are intended to be Twirla line extensions that would expand the use of Twirla beyond its initial approved use.  In July 2016, we began preparations for an initial Phase 2 clinical trial examining the use of AG200-SP along with a smaller lower dose combination ethinyl estradiol/levonorgestrel patch (SmP) in the fourth week of the woman’s cycle.  The Phase 2 clinical trial is designed to identify the optimal dose of the SmP, and will evaluate bleeding profiles, pharmacokinetic parameters, ovulation inhibition and safety over 3 cycles of treatment with AG200-SP.  We expect to initiate dosing of the AG200-SP (SmP) clinical trial in the first quarter of 2017.  Our planned Phase 2 clinical trial of AG200-SP (SmP) is only the initial clinical trial in this program and AG200-SP (SmP) may require additional clinical trials to establish the safety and efficacy of this product candidate.  The other product candidates in our pipeline will likely require additional product development efforts to optimize patch formulations and dosing.  In addition, we will need to conduct additional clinical trials to establish the safety and efficacy of these product candidates which will require additional capital.  Our ability to develop these product candidates, in particular AG200-SP and AG200-ER could be significantly affected by our inability to get Twirla approved.

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

As of August 5, 2016, we had a total of 17 full-time employees, and we use third-party consultants to assist with our current sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As of August 5, 2016, we had 28,752,719 shares of common stock outstanding.  Of these shares, 20,081,308 shares of common stock are freely tradeable, without restriction, in the public market.  Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock

In addition, the 2,868,273 shares subject to outstanding options under our stock option plans and the 622,433 shares reserved for future issuance under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

As of June 30, 2016, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 62.3% of our outstanding voting stock.

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

As of June 30, 2016, we have used approximately $48.3 million of our net proceeds from the IPO primarily to fund the Phase 3 clinical trial for Twirla and for general working capital purposes; and, to a lesser extent, for activities related to the completion of the equipment qualification related to the expansion of Corium’s manufacturing capabilities

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated May 22, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, as revised in our Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 14, 2014.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2016	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive
Officer)

Date: August 8, 2016

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Vice President and Chief Financial Officer (Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

10.1	Form of Indemnification Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.