Form 10-Q
period 2016-09-30
AGILE THERAPEUTICS INC
filed 2016-11-07
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 28,757,719 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 4, 2016.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended September 30, 2016

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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1.  Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$51,670	$34,395
Prepaid expenses	3,094	3,690
Total current assets	54,764	38,085
Property and equipment, net	12,330	12,318
Other assets	18	18
Total assets	$67,112	$50,421

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,889	$2,387
Accrued expenses	1,755	2,653
Loan payable, current portion	3,486	2,336
Warrant liability	238	406
Total current liabilities	8,368	7,782
Loan payable, long-term	12,077	12,896
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value, authorized 150,000,000 shares; 28,757,719 shares issued and outstanding as of September 30, 2016 and 22,315,612 shares issued and outstanding as of December 31, 2015;	3	2
Additional paid-in capital	234,931	194,468
Accumulated deficit	(188,267)	(164,727)
Total stockholders’ equity	46,667	29,743
Total liabilities and stockholders’ equity	$67,112	$50,421

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

(in thousands, except par value and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$4,911	$7,162	$15,415	$18,709
General and administrative	2,180	1,803	6,497	5,215
Total operating expenses	7,091	8,965	21,912	23,924
Loss from operations	(7,091)	(8,965)	(21,912)	(23,924)
Other income (expense)
Interest expense	(784)	(551)	(1,879)	(1,525)
Interest income	33	1	83	4
Change in fair value of warrants	38	104	168	45
Loss on extinguishment of debt	—	—	—	(1,036)
Loss before benefit from income taxes	(7,804)	(9,411)	(23,540)	(26,436)
Benefit from income taxes	—	—	—	—
Net loss	$(7,804)	$(9,411)	$(23,540)	$(26,436)

Net loss per share - basic and diluted	$(0.27)	$(0.42)	$(0.84)	$(1.21)

Weighted-average shares outstanding —basic and diluted	28,754,458	22,272,777	28,110,587	21,923,070

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(23,540)	$(26,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14	14
Noncash stock based compensation	2,607	2,129
Noncash interest	759	417
Loss on extinguishment of debt	—	1,036
Change in fair value of warrants	(168)	(45)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	595	(530)
Other assets	—	—
Accounts payable and accrued expenses	(648)	3,005
Net cash used in operating activities	(20,381)	(20,410)
Cash flows from investing activities
Acquisition of property and equipment	(25)	(288)
Net cash used in investing activities	(25)	(288)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	16,265
Repayment of term loan	—	(15,784)
Principal payments of long-term debt	(985)	—
Return of principal payments of long-term debt	985	—
Cash paid for debt financing costs	(175)	(423)
Proceeds from the issuance of common stock, net	37,527	19,330
Proceeds from exercise of stock options	329	532
Net cash provided by financing activities	37,681	19,920
Net increase (decrease) in cash and cash equivalents	17,275	(778)
Cash and cash equivalents, beginning of period	34,395	40,182
Cash and cash equivalents, end of period	$51,670	$39,404

Supplemental disclosure of noncash financing activities
Fair value of common stock warrants issued	$—	$1,184

Supplemental cash flow information
Interest paid	$1,125	$1,098
Income taxes paid	$—	$—

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2016

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

The Company is devoting substantially all of its efforts toward research and development of its transdermal patch for use in contraception, and raising capital. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company has incurred losses each year since inception. As of September 30, 2016, the Company had an accumulated deficit of approximately $188.3 million.

The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings (see Note 7), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding. The Company expects to continue to incur net losses into the foreseeable future.

As of September 30, 2016, the Company had cash and cash equivalents of $51.7 million.  Although the Company has incurred recurring losses in each year since inception, the Company expects its cash and cash equivalents will be sufficient to fund operations for at least the next twelve months.

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

In the opinion of management, the unaudited interim condensed financial statements reflects all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. Summary of Significant Accounting Policies

The Company’s complete listing of significant accounting policies are described in Note 2 to the Company’s audited financial statements as of December 31, 2015 included in its annual report on Form 10-K filed with the SEC.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2016

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

In connection with the completion of the Company’s initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock.  Warrants with non-standard anti-dilution provisions (referred to as down round protection) are classified as liabilities and re-measured each reporting period.  As of September 30, 2016, there were outstanding 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

The warrants issued in connection with the Company’s debt financing completed in February 2015 (see Note 6) are classified as a component of stockholders’ equity. The value of such warrants was determined using the Black-Scholes option-pricing model.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2016

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

Potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2016 and 2015 because to do so would be anti-dilutive are as follows (in common equivalent shares):

	September 30,
	2016	2015
Common stock warrants	242,779	242,779
Common stock options	2,829,939	2,192,658
Unvested restricted stock units	33,334	—
Total	3,106,052	2,435,437

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2016

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-9.  This new standard provides guidance on employee share-based payment accounting requiring all tax effects related to share-based payments at settlement or expiration to be recorded through the statement of operations and be reported as operating activities on the statement of cash flows. Further, under the new guidance, entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards; whereas forfeitures can be estimated, as required today, or recognized when they occur. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact this guidance will have on its financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2016

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2016 and December 31, 2015.

	Level 1	Level 2	Level 3
September 30, 2016
Assets:
Cash equivalents	$51,609	$—	$—
Total assets at fair value	$51,609	$—	$—
Liabilities:
Common stock warrants	—	—	238
Total liabilities at fair value	$—	$—	$238

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2016

(in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of September 30, 2016 include (i) volatility (75.0%), (ii) risk free interest rate of 0.88% (estimated using treasury bonds with a 3.25 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($6.98) and (v) expected life (3.25 years).

The following is a rollforward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2015	$406
Change in fair value	(168)
Ending balance at September 30, 2016	$238

	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Cash equivalents	$34,324	$—	$—
Total assets at fair value	$34,324	$—	$—
Liabilities:
Common stock warrants	—	—	406
Total liabilities at fair value	$—	$—	$406

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

4. Prepaid Expenses

Prepaid expenses consist of the following:

	September 30, 2016	December 31, 2015
Prepaid clinical trial expense	$1,989	$2,803
Prepaid insurance	951	780
Other	154	107
Total prepaid expenses	$3,094	$3,690

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2016

(in thousands, except share and per share data)

5. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2016	December 31, 2015
Employee bonuses	$740	$938
Accrued clinical trial costs	407	1,507
Other	608	208
Total accrued liabilities	$1,755	$2,653

6. Loan and Security Agreements

Oxford Finance LLC

In December 2012, the Company entered into a Loan and Security Agreement (the “Oxford Loan”) with Oxford Finance LLC (“Oxford”) pursuant to which the Company borrowed a total of $15.0 million from Oxford. The Oxford Loan accrued interest at a fixed annual rate equal to 9.20% (Three-month U.S. Libor rate of 0.47% plus 8.73%).

Interest on the Oxford Loan was payable monthly and principal was due in 30 equal consecutive monthly installments beginning on February 1, 2015 and ending on July 1, 2017. In addition, the Company was required to make a final payment of $675 on the maturity date of the Oxford Loan (July 1, 2017).

In connection with the Oxford Loan, the Company issued Oxford warrants to purchase 62,505 shares of common stock at an exercise price of $6.00 per share.  These warrants expire on December 14, 2019.

In February 2015, the Company terminated and repaid all amounts outstanding under the Oxford Loan and recorded a loss on the extinguishment of the Oxford Loan (see further discussion below).

Hercules Capital, Inc.

In February 2015, the Company entered into a loan and security agreement (the “Hercules Loan”) with Hercules Capital, Inc. (“Hercules”) for a term loan of up to $25.0 million.  In August 2016, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules which amends certain terms of the Hercules Loan.   A first tranche of $16.5 million was funded upon execution of the Hercules Loan, approximately $15.5 million of which was used to repay the Company’s existing term loan with Oxford.

The First Amendment extends the Company’s option to draw down the second tranche of $8.5 million (the “Second Term Loan Advance”) of the term loan facility provided under the Hercules Loan (the “Term Loan”) until March 31, 2017, and makes the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions.  The First Amendment also extends the interest-only payments until January 31, 2017, in connection with the first tranche of $16.5 million (the “First Term Loan Advance” and together with the Second Term Loan Advance, the “Term Loan Advances”).  The First Amendment also provides the Company the ability to extend further the interest-only payments for two successive periods as follows: (i) until April 30, 2017, subject to the Company successfully completing its SECURE clinical trial, and the Company receiving data that supports the filing of a response to the U.S. Food and Drug Administration’s complete response letter relating to the new drug application filed by the Company (“First Interest Only Period Extension”) and (ii) until July 31, 2017, provided that (x) the Company has received the

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2016

(in thousands, except share and per share data)

6. Loan and Security Agreements (Continued)

First Interest Only Period Extension and (y) the Company has received unrestricted gross cash proceeds in an aggregate amount greater than or equal to $40.0 million from the issuance and sale by the Company of its equity securities (“Second Interest Only Period Extension”).

The First Amendment provides the Term Loan will mature on December 1, 2018; provided, however, that if the First Interest Only Period Extension occurs on or prior to January 31, 2017, the Term Loan will mature on March 1, 2019; and provided further, however that if both (a) the First Interest Only Period Extension occurs on or prior to January 31, 2017, and (b) the Second Interest Only Period Extension occurs on or prior to April 30, 2017, the Term Loan will mature on June 1, 2019.

As a result of the First Amendment, and in connection with the extension of the interest-only period from the First Term Loan Advance, Hercules returned to the Company the principal payments paid by the Company in July and August 2016, which such returned payments will once again constitute outstanding Term Loan Advances under the Hercules Loan.  In connection with the execution of the First Amendment, the Company paid Hercules a facility fee of $0.165 million.

The Hercules Loan accrues interest at a rate of the greater of 9.0% or 9.0% plus Prime minus 4.25% and is payable monthly.  Principal is due in 23 equal consecutive monthly installments beginning on February 1, 2017 and ending on December 1, 2018.  In addition, the Company is required to make a final payment of $610.5 on the maturity date of the Hercules Loan (December 1, 2018).  The final payment is being accrued and recorded to interest expense over the life of the loan.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2016

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

September 30, 2016

(in thousands, except share and per share data)

7. Stockholders’ Equity (Continued)

2016 Public Offering of Common Stock

In January 2016, the Company completed an underwritten public offering of 5,511,812 shares of its common stock at a public offering price of $6.35 per share.  In February 2016, the underwriters of the public offering of common stock exercised in full their option to purchase an additional 826,771 shares of common stock at the public offering price of $6.35 per share, less underwriting discounts and commissions.  A total of 6,338,583 shares of common stock were sold in the public offering resulting in total net proceeds of approximately $37.5 million.  One of the Company’s stockholders, who is also affiliated with an individual that was at the time a member of the Company’s Board of Directors, purchased 393,700 shares of common stock for approximately $2.5 million in the public offering.

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,
	2016	2015

Research and development	$299	$220
General and administrative	641	526
Total stock-based compensation expense	$940	$746

	Nine Months Ended September 30,
	2016	2015

Research and development	$796	$857
General and administrative	1,811	1,272
Total stock-based compensation expense	$2,607	$2,129

8. Related Party Transactions

Between March 17, 2014 and July 6, 2016, one of the Managing Partners of SmartPharma LLC, or SmartPharma, an entity which provides commercial and business development consulting services to the Company, served as Chief Commercial Officer of the Company. In connection with the appointment of this individual as Chief Commercial Officer, the Company amended its consulting agreement with SmartPharma to remove this individual from the list of persons providing service under the consulting agreement. SmartPharma invoiced the Company $0.6 and $3.3 of fees for the three and nine months ended September 30, 2016, respectively and $18 and $62 of fees for the three and nine months ended September 30, 2015.  In connection with the resignation of our Chief Commercial Officer on July 6, 2016, the Company appointed a new Chief Commercial Officer.

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

Since our inception in 1997, we have devoted substantial resources to developing Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $25.6 million, $13.4 million and $9.2 million during the years ended December 31, 2015, 2014 and 2013, respectively. We incurred research and development expenses of $4.9 million and $15.4 million for the three and nine months ended September 30, 2016, respectively.  We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla and advance our pipeline of product candidates. We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes, and term loans. As of September 30, 2016 and December 31, 2015 respectively, we had $51.7 million and $34.4 million in cash and cash equivalents.

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

In February 2015, we entered into a loan and security agreement with Hercules Capital, Inc., or Hercules, for a term loan of up to $25.0 million, which we refer to as the Hercules Loan Agreement.  A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay our existing term loan.  The Hercules Loan Agreement was amended in August 2016 to, among other things, extend the period during which we can draw the second tranche of $8.5 million and extend the period during which we make interest-only payments.  See further discussion in “Funding Requirements and Other Liquidity Matters” below.

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

We have not generated any revenue and have never been profitable for any year. Our net loss was $30.3 million, $16.1 million and $14.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our net loss was $7.8 million and $23.5 million for the three and nine months ended September 30, 2016.  We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, Twirla and any other product candidates we advance to clinical development, including the planned Phase 2 clinical trial for AG200-SP.  We do not own any manufacturing facilities and rely on our third party manufacturer, Corium International, Inc., or Corium, for all aspects of the manufacturing of Twirla.  We will continue to invest in the manufacturing process for Twirla, and incur significant expenses, in order to complete the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities in order to be capable of supplying projected commercial quantities of Twirla, if approved. We continue to plan the process of scaling up the commercial manufacturing capabilities for Twirla with Corium and the associated costs and timelines.  We expect the validation to be completed in coordination with our planned commercialization activities.   If we obtain regulatory approval for Twirla, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing, distribution, medical affairs and compliance functions.

We are now approaching completion of our Phase 3 clinical trial, the SECURE Phase 3 clinical trial. We enrolled the first subject in our Phase 3 clinical trial in the third quarter of 2014 and completed enrollment in the fourth quarter of 2015.  We completed all final subject visits in November 2016 and are now moving forward with data verification and database lock activities, which we anticipate being completed by the end of December 2016.  We will then proceed with an initial analysis of the trial data and expect to announce topline data in early January 2017.  We expect to announce top-line data in early January 2017 and file our resubmission to the U.S. Food and Drug Administration, or FDA, in the first half of 2017.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis, as the majority of our past and planned expenses have been and will be in support of Twirla. Although we expect the expenses associated with the SECURE clinical trial to decrease as we near completion of the trial, we expect to increase our research and development expenses for the foreseeable future as we initiate further clinical trials and continue equipment qualification and validation of our Twirla commercial manufacturing process.

To date, our research and development expenses have related primarily to the development of Twirla.  As we near completion of the SECURE clinical trial, we expect research and development expenses to begin to shift away from costs associated with our SECURE clinical trial and toward the costs associated with preparing the resubmission of our new drug application, or NDA and completing the qualification and validation of our commercial manufacturing process. We began incurring expenses for the clinical development of AG200-SP during the three months ended September 30, 2016. For the three months ended September 30, 2016 and 2015, our research and development expenses were approximately $4.9 million and $7.2 million, respectively. For the nine months ended September 30, 2016 and 2015, our research and development expenses were approximately $15.4 million and $18.7 million, respectively.  The following table summarizes our research and development expenses by functional area.

	Three months ended September 30,		Nine months ended September 30,
	(In thousands)
	2016	2015	2016	2015

Clinical development	$3,030	$5,436	$9,942	$13,885
Regulatory	72	72	225	203
Personnel related	665	549	1,910	1,500
Manufacturing — commercialization	470	782	1,431	1,931
Manufacturing	375	102	1,111	333
Stock-based compensation	299	221	796	857
Total research and development expenses	$4,911	$7,162	$15,415	$18,709

Although we currently expect to complete our SECURE Phase 3 clinical trial for Twirla in the fourth quarter of 2016, it is difficult to determine with any certainty the exact duration and completion costs of our currently planned or future clinical trials of Twirla and any of our other current and future product candidates we may advance, including AG200-SP. It is also difficult to determine if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates that obtain regulatory approval.  Our current business plan contemplates resubmission of our NDA in the first half of 2017 and assumes a six month review by the FDA. We may, however, never succeed in achieving regulatory approval for Twirla or any of our product candidates. The duration, costs and timing of clinical trials and development of our other product candidates in addition to Twirla will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, the slower than expected rate of enrollment we experienced for our SECURE Phase 3 clinical trial for Twirla and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

For the three months ended September 30, 2016 and 2015, our general and administrative expenses totaled approximately $2.2 million and $1.8 million, respectively.  For the nine months ended September 30, 2016 and 2015, our general and administrative expenses totaled approximately $6.5 million and $5.2 million, respectively. We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla, its planned line extensions, and any of our other product candidates, and as we operate as a public company. These increases will likely include increased legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations.  Additionally, if in the future we believe regulatory approval of Twirla or any of our other product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

	Three months ended September 30,
	2016	2015	Change
	(In thousands)
Operating expenses:
Research and development	$4,911	$7,162	$(2,251)
General and administrative	2,180	1,803	377
Total operating expenses	7,091	8,965	(1,874)
Other income (expenses)
Interest expense	(784)	(551)	(233)
Interest income	33	1	32
Change in fair value of warrants	38	104	(66)
Loss on extinguishment of debt	—	—	—
Loss before income taxes	(7,804)	(9,411)	1,607
Benefit from income taxes	—	—	—
Net loss	$(7,804)	$(9,411)	$1,607

Research and development expenses.  Research and development expenses decreased by $2.3 million, or 31%, from $7.2 million for the three months ended September 30, 2015 to $4.9 million for the three months ended September 30, 2016. This decrease in research and development expenses was primarily due to the following:

•                  a decrease in clinical development expenses of $2.4 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease relates to lower investigator grant payments and related pass-through expenses.  Such costs are directly related to the number of subjects enrolled and active in our SECURE clinical trial.  Fewer patients were enrolled and active in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015;

•                  an increase in manufacturing expenses of $0.3 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.  This increase is primarily the results of increased product process testing and additional ongoing method development; and

•                  a decrease in manufacturing - commercialization expenses of $0.3 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.  This decrease is related to the purchase of a significant quantity of one of the components for the packaging of our Twirla patch, which was expected to be discontinued during the three months ended September 30, 2015 for which there was no comparable purchase for the three months ended September 30, 2016.

General and administrative expenses.  General and administrative expenses increased by $0.4 million, or 21%, from $1.8 million for the three months ended September 30, 2015 to $2.2 million for the three months ended September 30, 2016. This increase in general and administrative expenses was primarily due to the following:

•                  an increase in stock compensation expense of $0.1 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily associated with stock options grants and restricted stock unit awards in February 2016;

•                  an increase in professional fees expense of $0.1 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 attributable to increased legal fees associated with our intellectual property and increased search fees and consulting expenses;

•                  an increase in state franchise tax and property tax of $0.1 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 associated with the increased amount of outstanding common stock and increased property (equipment) values; and

•                  an increase in commercialization expenses of $0.1 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily related to the initiation of certain market research and related consulting costs.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the three months ended September 30, 2016 and 2015, respectively.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loan and the accrual of the final payment due to Hercules.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Change in fair value of warrants.  Certain of our warrants to purchase shares of our convertible preferred stock (prior to our initial public offering, or IPO) and common stock (post IPO) are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants (prior to the IPO) and common stock warrants with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock.  During the three months ended September 30, 2016, the fair value of our warrant liability changed by $66 thousand compared to three months ended September 30, 2015, primarily due to the decrease  in the fair value of the underlying common stock.

Comparison of the Nine Months Ended September 30, 2016 and 2015

	Nine months ended September 30,
	2016	2015	Change
	(In thousands)
Operating expenses:
Research and development	$15,415	$18,709	$(3,294)
General and administrative	6,497	5,215	1,282
Total operating expenses	21,912	23,924	(2,012)
Other income (expenses)
Interest expense	(1,879)	(1,525)	(354)
Interest income	83	4	79
Change in fair value of warrants	168	45	123
Loss on extinguishment of debt	—	(1,036)	1,036
Loss before income taxes	(23,540)	(26,436)	2,896
Benefit from income taxes	—	—	—
Net loss	$(23,540)	$(26,436)	$2,896

Research and development expenses.  Research and development expenses decreased by $3.3 million, or 18%, from $18.7 million for the nine months ended September 30, 2015 to $15.4 million for the nine months ended September 30, 2016.   This decrease in research and development expenses was primarily due to the following:

•                  a decrease in clinical development expenses of $3.9 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.  The decrease relates to costs incurred during the nine months ended September 30, 2015 related to extending the screening period at existing sites as well as increased additional clinical site costs including site selection, recruiting, training, advertising and printing for which there were no comparable costs in during the nine months ended September 30, 2016.  In addition, the number of subjects enrolled in our SECURE clinical trial has decreased as the clinical trial nears completion.

•                  an increase in personnel-related expenses of $0.4 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 resulting from the addition of clinical and manufacturing employees to assist in the continued development of Twirla;

•                  an increase in manufacturing expenses of $0.8 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.  This increase is primarily the result of increased product process testing and additional method development; and

•                  a decrease in manufacturing — commercialization expenses of $0.5 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.  The decrease is primarily timing related as manufacturing scale-up activities related to larger scale production of Twirla occurred in 2015 with no comparable activity in 2016.

General and administrative expenses.  General and administrative expenses increased by $1.3 million, or 25%, from $5.2 million for the nine months ended September 30, 2015 to $6.5 million for the nine months ended September 30, 2016. This increase in general and administrative expense was primarily due to the following:

•                  an increase in stock compensation expense of $0.5 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily associated with stock options grants in February 2016;

•                  an increase in professional fees of $0.3 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 attributable to increased legal fees associated with our intellectual property, increased search fees and consulting expenses; and

•                  an increase in state franchise tax and property tax of $0.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 associated with the increased amount of outstanding common stock and increased property (equipment) values.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the nine months ended September 30, 2016 and our term loans with Hercules and Oxford for the nine months ended September 30, 2015. Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules and Oxford, the amortization of the deferred financing costs associated with the term loans and the accrual of the final payment due to Hercules.

Interest income.  Interest income is comprised of interest earned on cash and cash equivalents.

Change in fair value of warrants.  Certain of our warrants to purchase shares of our convertible preferred stock (prior to our IPO) and common stock (post IPO) are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants (prior to the IPO) and common stock warrants with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock.  During the nine months ended September 30, 2016, the fair value of our warrant liability changed by $123 thousand compared to nine months ended September 30, 2015, primarily due to the increase in the fair value of the underlying common stock.

Loss on extinguishment of debt.  In February 2015, we entered into the Hercules Loan Agreement with Hercules for a term loan of up to $25.0 million.  A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay our existing loan with Oxford.  As a result of the repayment of the loan with Oxford, we recorded a loss on the extinguishment of debt of approximately $1.0 million representing the difference between the amount paid to Oxford and the carrying amount of the Oxford loan.  Included in the loss on extinguishment of debt is the prepayment premium, the unamortized discount and the write off of deferred financing costs.

Liquidity and Capital Resources

At September 30, 2016, we had cash and cash equivalents totaling $51.7 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated (in thousands):

	Nine months ended September 30,
	2016	2015

Cash used in operating activities	$(20,381)	$(20,410)
Cash used in investing activities	(25)	(288)
Cash provided by financing activities	37,681	19,920
Net increase (decrease) in cash and cash equivalents	$17,275	$(778)

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our primary product candidate Twirla was being developed.  Net cash used in operating activities was $20.4 million for the nine months ended September 30, 2016 and consisted primarily of a net loss of $23.5 million which was offset by non-cash stock-based compensation expense of $2.6 million and a working capital increase of $0.3 million. Net cash used in operating activities was $20.4 million for the nine months ended September 30, 2015 and consisted primarily of a net loss of $26.4 million which was offset by a loss on the extinguishment of debt of $1.0 million, an increase in accrued liabilities of $3.0 million and non-cash stock-based compensation expense of $2.1 million. We began incurring expenses for the clinical development of AG200-SP in the third quarter of 2016.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $25 thousand and $0.3 million, respectively. Cash used in investing activities for these periods primarily represents the acquisition of equipment to be used in the commercialization of Twirla.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $37.7 million which included (i) net proceeds of $37.5 million received from the sale of 6,338,583 shares of common stock and (ii) proceeds of $0.3 million from the exercise of stock options.  Net cash provided by financing activities for the nine months ended September 30, 2015 was $19.9 million which included (i) net proceeds of $19.3 million from the private placement of 3,418,804 shares of our common stock, (ii) net proceeds of $16.3 million from a term loan with Hercules and (iii) the repayment of our loan with Oxford of $15.8 million.

Funding Requirements and Other Liquidity Matters

Although Twirla is still in clinical development, we expect the SECURE clinical trial to conclude in the fourth quarter of 2016 and to file the resubmission of our NDA in the first half of 2017. Even as we move toward completion of the SECURE clinical trial, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

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

Based on our current business plan, we expect that our existing cash and cash equivalents as of September 30, 2016 will enable us to fund our operating expenses and capital expenditures requirements through the end of 2017.  In our current business plan, we have assumed completion of our SECURE Phase 3 clinical trial in the fourth quarter of 2016, resubmission of our NDA for Twirla to the FDA in the first half of 2017, a six-month FDA review of our resubmission, completion of validation of our commercial manufacturing process in coordination with our commercialization of Twirla, and initiation of dosing subjects in the initial Phase 2 clinical trial for AG200-SP in the first quarter of 2017.  We cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process within budget.  In addition, the costs of the initial Phase 2 clinical trial for AG200-SP may be greater than we have planned based on all of the factors that can affect clinical development, including among other things slower than anticipated enrollment, which we experienced with the SECURE clinical trial. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development, including, among other things, manufacturing scale-up, resubmission of our NDA for Twirla and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

•                  the final costs and timing of completion and the outcome of the SECURE Phase 3 clinical trial for Twirla;

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2016 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Term loan	$19,499	$5,433	$14,066	—	—
Operating lease	704	162	512	30	—
Total	$20,203	$5,595	$14,578	$30	—

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

February 2015 Loan and Security Agreement — Hercules Capital, Inc.

The first tranche of the Hercules Loan was funded in February 2015. In August 2016, we entered into the First Amendment to Loan and Security Agreement, or the “First Amendment” with Hercules which amends certain terms of the Hercules Loan Agreement.

The First Amendment extends our option to draw down the second tranche of $8.5 million referred to as the “Second Term Loan Advance”, of the term loan facility provided under the Hercules Loan, or the Term Loan, until March 31, 2017 and makes the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions.  The First Amendment also extends the interest-only payments until January 31, 2017, in connection with the first tranche of $16.5 million, or the First Term Loan Advance, and together with the Second Term Loan Advance, referred to as the Term Loan Advances.  The First Amendment also provides us the ability to extend further the interest-only payments for two successive periods as follows: (i) until April 30, 2017, subject to us successfully completing our SECURE clinical trial, and receiving data that supports the filing of a response to the FDA’s complete response letter relating to the new drug application filed by us referred to as the First Interest Only Period Extension and (ii) until July 31, 2017, provided that (x) we have received the First Interest Only Period Extension and (y) we have received unrestricted gross cash proceeds in an aggregate amount greater than or equal to $40.0 million from the issuance and sale of our equity securities referred to as the Second Interest Only Period Extension.

The First Amendment provides that the Term Loan will mature on December 1, 2018; provided, however, that if the First Interest Only Period Extension occurs on or prior to January 31, 2017, the Term Loan will mature on March 1, 2019; and provided further, however, that if both (a) the First Interest Only Period Extension occurs on or prior to January 31, 2017, and (b) the Second Interest Only Period Extension occurs on or prior to April 30, 2017, the Term Loan will mature on June 1, 2019.

The First Amendment also provides that as part of the extension of the interest-only period from the First Term Loan Advance, Hercules returned to us the principal payments paid by us in July and August 2016, which such returned payments will once again constitute Term Loan Advances under the Hercules Loan.  In connection with the execution of the First Amendment, we paid Hercules a facility fee of $0.165 million.

The Hercules Loan accrues interest at a rate of the greater of 9.0% or 9.0% plus Prime minus 4.25% and is payable monthly.  Principal is due in 23 equal consecutive monthly installments beginning on February 1, 2017 and ending on December 1, 2018.  In addition, we are required to make a final payment of $610,500 on the maturity date of the Hercules Loan, December 1, 2018.  The final payment is being accrued and recorded to interest expense over the life of the Hercules Loan.

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

In December 2012, we entered into a loan and Security Agreement, the Oxford Loan, with Oxford Finance, LLC, or Oxford, pursuant to which we borrowed a total of $15.0 million from Oxford.

In February 2015, we terminated and repaid all amounts outstanding under the Oxford Loan. As a result of this repayment, we recorded a loss on the extinguishment of debt of approximately $1.0 million on our statement of operations for the nine months ended September 30, 2015, primarily representing a prepayment premium and the write off of deferred financing costs.

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

2016 Public Offering of Common Stock

In January 2016, we closed an underwritten public offering of 5,511,812 shares of common stock registered under the 2015 Shelf Registration Statement at a public offering price of $6.35 per share.  In February 2016, the underwriters of the public offering of common stock exercised in full, their option to purchase an additional 826,771 shares of common stock at the public offering price of $6.35 per share, less underwriting discounts and commissions.  A total of 6,338,583 shares of common stock were sold in the public offering resulting in total estimated net proceeds of approximately $37.5 million.  One of our stockholders, who is also affiliated with an individual that was at the time a member of our Board of Directors, purchased 393,700 shares of common stock for approximately $2.5 million in the public offering.

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

In March 2016, the FASB issued guidance (ASU 2016-09) on employee share-based payment accounting requiring all tax effects related to share-based payments at settlement or expiration to be recorded through the statement of operations and be reported as operating activities on the statement of cash flows. Further, under the new guidance, entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards; whereas forfeitures can be estimated, as required today, or recognized when they occur. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact this guidance will have on our financial statements.

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

We had cash and cash equivalents of $51.7 million and $34.4 million at September 30, 2016 and December 31, 2015, respectively, consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We have previously conducted two Phase 3 clinical trials for Twirla, and we filed a new drug application, or NDA, with the FDA for Twirla in April 2012. The FDA issued a Complete Response Letter, or CRL, in February 2013, identifying certain issues, including a request for additional clinical data, quality information and chemistry, manufacturing and controls information, which must be addressed before approval can be granted. Accordingly, we are gathering the requested information and are conducting an additional Phase 3 clinical trial for Twirla®, which we refer to as the SECURE clinical trial.  The SECURE clinical trial commenced enrollment during the third quarter of 2014, completed enrollment in October 2015, and completed all subject visits in November 2016.  We can now move forward with data verification and database lock activities, which we anticipate being completed by the end of December 2016. We will then proceed with an initial analysis of the trial data and expect to announce topline data in early January 2017. The FDA may also re-inspect our manufacturing partner’s facilities before approval can be granted. Although we met with the FDA in October 2013 to discuss our new Phase 3 clinical trial and have received substantial written comments from the FDA in subsequent interactions, we have not sought and have not obtained agreement with the FDA on a special protocol assessment regarding the new Phase 3 trial. We cannot predict whether our SECURE Phase 3 clinical trial or any future trials we may conduct will be successful or whether regulators will agree with our conclusions regarding the results of these trials or any clinical trials we have conducted to date, including whether our data are reliable and generalizable.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in or adherence to trial protocols, differences in size and type of the subject populations and the rates of dropout among clinical trial subjects. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for our product candidates. For example, we received a CRL from the FDA with respect to an NDA previously filed for Twirla, in which the FDA requested, among other items, additional Phase 3 clinical data to support the application.  The SECURE Phase 3 clinical trial was designed in consultation with the FDA and is different than the design of our previous clinical trials of Twirla and it is possible that there could be significant variability in the safety and efficacy results of these trials. Additionally, while our SECURE Phase 3 clinical trial was designed and implemented in a manner to address the FDA’s comments and guidance, it is possible that the trial may not be successful or the FDA could conclude the data are not reliable or generalizable. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trials may not be successful.

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

If the results of the clinical trials for our current product candidates or clinical trials for any future product candidates do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. For example, in the CRL that we received from the FDA in connection with the NDA previously filed for Twirla, one of the FDA’s comments was that acceptable evidence of efficacy was not demonstrated, as measured by Pearl Index, or PI. Specifically, in our two completed Phase 3 trials, the PI was higher than that seen in registration trials for previously approved hormonal contraceptives. Experts seem to agree that inconsistent or incorrect use is a major contributor to the increased PI seen in more recent contraceptive trials.  The PI values from clinical trials are also affected by additional factors, including differences in study design, increased sensitivity of early pregnancy tests, weight and body mass index, or BMI, of the study population and user experience. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer-term trials, or have failed to obtain regulatory approval of their product candidates. Many compounds that initially showed promise in clinical trials or earlier preclinical studies have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. Our SECURE Phase 3 clinical trial for our primary product candidate, Twirla, may not produce the results that we expect, or the FDA may interpret the data differently than we do.

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

We are currently in the final stages of our SECURE Phase 3 clinical trial for Twirla and, as we have previously announced, we expect to conduct additional clinical trials in the future for our other product candidates subject to available funding. Subject enrollment for our future clinical trials, which is a significant factor in the timing of clinical trials, is affected by a variety of factors, including the following:

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

Furthermore, we plan to rely on a CRO and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we may have agreements governing their committed activities, we have limited influence over their actual performance. Additionally, the CRO and clinical trial sites may have business, regulatory, personnel or other issues that keep us from satisfactorily completing our clinical trials.  Any delays or unanticipated problems during clinical trials, such as additional monitoring of clinical trial sites, slower than anticipated enrollment in our clinical trials or subjects dropping out of or being excluded from participation in our clinical trials at a higher rate than we anticipate, could increase our costs, slow down our product development and approval process and harm our business.  For example, we experienced a slower than expected rate of enrollment for our SECURE Phase 3 clinical trial of Twirla and, as a result, now expect the clinical trial to be completed in the fourth quarter of 2016.

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

We have completed all subject visits in our Phase 3 SECURE clinical trial and are now moving forward with data verification, database lock activities which we anticipate being completed by the end of December 2016. We will then proceed with an initial analysis of the trial data and expect to announce topline data in early January 2017.  We plan to resubmit our NDA for Twirla in the first half of 2017.  The FDA’s review of our NDA is subject to all the risks described above in addition to, among other things, the FDA’s assessment of our specific response to the 2013 CRL and the efficacy and safety of Twirla as demonstrated in the final SECURE clinical trial results.  The lengthy and unpredictable approval process, as well as the unpredictability of future clinical trial results, may result in our failure to obtain regulatory approval to market Twirla or any of our other product candidates, which would significantly harm our business, results of operations and prospects.

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

We have incurred losses in each year since our inception in December 1997. Our net loss was $30.3 million, $16.1 million and $14.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Our net loss was $7.8 million and $23.5 million for the three and nine month periods ended September 30, 2016.  As of September 30, 2016, we had an accumulated deficit of $188.3 million.

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

We need large amounts of capital to support our development and commercialization efforts for Twirla. If we are unable to secure sufficient capital to fund our operations, we will not be able to continue these efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to Twirla with third parties in ways that we currently do not intend or on terms that may not be favorable to us.  Our cash and cash equivalents were $51.7 million as of September 30, 2016.  Based on our current business plan, we believe that our cash and cash equivalents as of September 30, 2016 will be sufficient to meet our anticipated operating needs through the end of 2017. We anticipate requiring additional capital to fund operating needs thereafter. We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or we encounter any unforeseen events that affect our current business plan.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In February 2015, we entered into a loan and security agreement, referred to herein as the Hercules Loan Agreement, with Hercules Capital, Inc., or Hercules, for a term loan of up to $25.0 million.  The Hercules Loan Agreement was amended effective August 25, 2016.  A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay our term loan with Oxford.  Under terms of the Hercules Loan Agreement, we may, but are not obligated to, draw an additional tranche of up to $8.5 million through March 31, 2017, subject to the achievement of certain clinical milestones

The Hercules Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, change our line of business, liquidate or dissolve, enter into any change in control transaction, merge or consolidate with any other entity or acquire all or substantially all the capital stock or property of another entity, incur additional indebtedness, incur certain types of liens on our property, including our intellectual property, pay any dividends or other distributions on our capital stock other than dividends payable solely in capital stock or redeem our capital stock. Our business may be adversely affected by these restrictions on our ability to operate our business.

The Hercules Loan Agreement is secured by substantially all of our property other than our intellectual property. As a result of the amendment to the Hercules Loan Agreement, we are currently required to make interest-only payments through January 2017. The Hercules Loan Agreement currently bears interest at rate of 9.0% per annum and matures on December 1, 2018.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to September 30, 2016, we have cumulative net cash flows used by operating activities of $167.2 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

Based on our current business plan, we believe that our existing cash and cash equivalents as of September 30, 2016 will be sufficient to fund our projected operating requirements through the end of 2017. We expect that these funds will not be sufficient to enable us to complete all necessary development of our product candidates other than Twirla, complete validation of our commercial manufacturing process or commercially launch Twirla or our other current product candidates. Accordingly, we will be required to obtain further funding through other public or private offerings, debt financing, collaboration or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward- looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.

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

The proportion of the U.S. market that is made up of generic products has been increasing over time. In 2005, generic contraceptive products held 47% of prescription volume and 34% of sales and, by 2011, those values had risen to 68% and 44%, respectively. For the six months ended June 30, 2016, approximately 83% of the prescription volume and approximately 43% of sales of combined hormonal contraceptives, or CHCs, in the U.S. were generated by generic products. If this trend continues, it may be more difficult to introduce Twirla, if approved, as a branded contraceptive, at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to introduce Twirla in order to overcome the trend towards generics and to gain access to reimbursement by payors. If we are unable to introduce Twirla at a price that is commensurate with that of current branded contraceptive products, or we are unable to gain reimbursement from payors for Twirla, or if patients are unwilling to pay any price differential between Twirla and a generic contraceptive, our revenues will be limited. For example, in light of the introduction of the generic version of the Ortho Evra product by Mylan Inc. in April 2014, and the subsequent discontinuation of distribution of Ortho Evra in October 2014 by Janssen in order to be competitive and gain market share, we may increase the rebates available to commercial payors or we may provide incentives to consumers covered by non-governmental payors, such as coupons or rebates, in order to make up for the difference in the co-payment for Twirla and the generic patch product.

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

As of November 4, 2016, we had a total of 18 full-time employees, and we use third-party consultants to assist with our current sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

•                  Adverse results in our SECURE Phase 3 clinical trial for Twirla;

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

As of November 4, 2016, we had 28,757,719 shares of common stock outstanding.  Of these shares, 25,148,671 shares of common stock are freely tradeable, without restriction, in the public market.  Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock

In addition, the 2,870,481 shares subject to outstanding options under our stock option plans and the 615,225 shares reserved for future issuance under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

As of September 30, 2016, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 68.1% of our outstanding voting stock.

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

As of September 30, 2016, we have used all of our net proceeds from the IPO primarily to fund the Phase 3 clinical trial for Twirla and for general working capital purposes; and, to a lesser extent, for activities related to the completion of the equipment qualification related to the expansion of Corium’s manufacturing capabilities

There was no material change in the planned use of proceeds from our IPO as described in our prospectus dated May 22, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, as revised in our Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 14, 2014.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2016	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2016

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

10.1

First Amendment to Loan and Security Agreement, dated August 25, 2016, by and among Agile Therapeutics, Inc. and Hercules Capital, Inc. and the several banks and other financial institutions or entities from time to time parties to the loan agreement, dated August 25, 2016 (incorporated by reference, Exhibit 10.1 to Company’s 8-K, file number 001-36464, filed on August 26, 2016).

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