Form 10-K
period 2016-12-31
AGILE THERAPEUTICS INC
filed 2017-03-15
CIK 1261249

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016
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

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $152.8 million.

         As of March 10, 2017 there were 28,776,398 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2017 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the registrant's fiscal year ended December 31, 2016, are incorporated by reference in Part II and Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K

Agile Therapeutics, Inc.
Annual Report on Form 10-K
For The Year Ended December 31, 2016

i

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

Item 1.    Business

Overview

        We are a forward-thinking women's healthcare company dedicated to fulfilling the unmet health needs of today's women. Our current product candidates are designed to provide women with contraceptive options that offer greater convenience and facilitate compliance. Our lead product candidate, Twirla®, also known as AG200-15, is a once-weekly prescription combination hormonal contraceptive patch that is at the end of Phase 3 clinical development. We completed the third of three Phase 3 clinical trials for Twirla in December 2016 and expect to resubmit our new drug application, or NDA, in the first half of 2017. Our short-term goal is to establish a market-leading franchise in the U.S. hormonal contraceptive market, which had total market sales of approximately $5.5 billion in 2016. Over half of those sales were generated by branded products. Currently, there is only one other contraceptive patch available in the United States and we believe it has limitations due to its dose and physical characteristics. Twirla is designed to address these limitations. We have developed a proprietary transdermal patch technology, called Skinfusion®, which is designed to provide advantages over the currently available patch and is intended to optimize patch adhesion and patient wearability. We believe there is an unmet market need for a low-dose contraceptive patch that is designed to address the limitations of the existing patch, while increasing patient convenience and compliance in a non-invasive fashion.

        Twirla is a combined hormonal contraceptive, or CHC, patch that contains the active ingredients ethinyl estradiol, or EE, which is a synthetic estrogen, and levonorgestrel, or LNG, which is a type of progestin, a synthetic steroid hormone, both of which have an established history of efficacy and safety in currently marketed combination low-dose, oral contraceptives. Twirla is designed using our proprietary Skinfusion technology to consistently deliver both hormones over a seven-day period at levels comparable to currently marketed low-dose oral contraceptives. By delivering these active ingredients over seven days, in a comfortable, convenient and easy-to-use weekly patch, Twirla is designed to promote ease of use and enhanced patient compliance. The patch is applied once weekly for three weeks, followed by a week without a patch. If approved, Twirla will be packaged with three patches per carton to provide for one 28-day cycle of therapy.

        We have conducted a comprehensive clinical program, with completed Phase 1, Phase 2, and Phase 3 trials enrolling over 4,100 women, over 3,500 of whom received Twirla. Most recently, in December 2016, we completed a Phase 3 trial, the SECURE trial, in which we enrolled over 2,000 women for up to one year of treatment. In the Phase 1 and Phase 2 clinical trials, we demonstrated that Twirla delivers levels of both EE and LNG to the blood stream that are consistent with current low-dose oral contraceptives. Prior to the SECURE trial, we completed two Phase 3 clinical trials that enrolled over 1,900 women in the aggregate for up to 12 months, and we demonstrated that Twirla generally had comparable efficacy and tolerability to an approved low-dose oral contraceptive. In the SECURE trial, we observed positive evidence of efficacy for Twirla based on use for up to one year. In our completed Phase 3 trials to date, over 1000 women have received Twirla for 12 months. Across all completed clinical trials, Twirla was generally well tolerated and had a favorable safety profile.

        We have filed a Section 505(b)(2) NDA, for approval of Twirla by the U.S. Food and Drug Administration, or FDA, which is required before marketing a new drug in the United States. Our 505(b)(2) NDA relies in part on clinical trials that we conducted and in part on the FDA's findings of safety and efficacy from investigations for approved products containing the active ingredients and published scientific literature for which we have not obtained a right of reference. The FDA has indicated in a Complete Response Letter, or CRL, that our NDA was not sufficient for approval as originally submitted. After multiple communications with the FDA, we have received significant guidance as to what additional clinical development and other activities need to be completed prior to approval. In accordance with the FDA's advice and comments, we conducted an additional Phase 3 clinical trial, the SECURE trial, which was initiated in 2014 and completed in December 2016. We announced the top-line results for the SECURE trial in January 2017. Based on the guidance that we received from the FDA in connection with our discussions on clinical trial design, we believe that the results from the SECURE trial will address all of the clinical issues raised in the CRL. We expect to respond to the CRL and supplement our NDA with the results of the trial in the first half of 2017, along with additional information relating to the manufacture of Twirla.

        We intend to commercialize Twirla in the United States, if approved, through a direct sales force. Obstetricians and gynecologists, or ObGyns, contribute 43% of the U.S. contraception prescription volume, and Nurse Practitioners and Physician Assistants, or NP/PAs, who are often affiliated with an ObGyn practice, contribute an additional 29% of the U.S. prescriptions. We anticipate that a targeted sales force focused initially on ObGyns, NPs, PAs and primary care providers who comprise the top prescribers of contraceptives will be highly effective. We believe that we can address this market with a specialty sales force of approximately 70 to 100 representatives. We also intend to augment our sales force through digital marketing and other techniques to market directly to patients. We will require additional capital for the commercial launch of Twirla, if approved.

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

        Our intellectual property represents an additional barrier to potential competitors. We have thirteen issued U.S. patents, eight of which cover Twirla and that we intend to list in the Orange Book, the last of which expires in 2028, and five that provide additional coverage for other product candidates in our pipeline. The Orange Book lists drug products, including related patent and exclusivity information, approved by the FDA under the Federal Food, Drug, and Cosmetic Act. If a patent is listed in the Orange Book, potential competitors seeking approval of drug products under an Abbreviated New Drug Application, which provides for the marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, of a previously approved product, or a 505(b)(2) application, for which the listed drug is a reference product, must provide a patent certification in their application stating either that (1) no patent information on the drug product has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. In addition, we continue to prosecute additional patent applications relating to Twirla, as well as our other product candidates, both in the United States and internationally. The intellectual property behind all of our product candidates in the pipeline and our Skinfusion technology consists of patent families developed and wholly-owned by us. There are no royalties or payments owed to third parties on our Skinfusion technology or any of our product candidates.

        In addition to Twirla, we plan to develop a pipeline of other new transdermal contraceptive products, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle, AG200-SP, which is a regimen designed to provide shorter lighter periods, AG200-ER (SmP), which is a regimen designed to allow a woman to extend the length of her cycle and experience shorter, lighter periods, and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to advance the development of our other product candidates.

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

        Hormonal contraceptives are composed of synthetic estrogens and progestins. Contraceptives containing both estrogen and a progestin are referred to as CHCs, and contraceptives containing only progestin are referred to as P-only. There are three synthetic estrogens approved in the United States for use in contraceptive products: EE, mestranol and estradiol valerate. EE has been available for over 40 years and is the estrogen component in nearly all CHCs today. There are 10 different progestins that have been used in contraceptives sold in the United States. The progestin component provides most of the contraceptive effect, while the estrogen component primarily provides cycle control, for example, minimizing bleeding or spotting between cycles. The progestin exerts its contraceptive effect by inhibiting ovulation, or release of an egg from the ovary, and by thickening cervical mucus. Thickening cervical mucus helps to prevent sperm entry into the upper genital tract. The estrogen component, in addition to providing cycle control, makes a small contribution to contraception by decreasing the maturation of the egg in the ovary.

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

*
One woman year is one woman using a contraceptive for one year, which is either 12 months or 13 cycles

        The available progestins are commonly categorized into generations, based on their history of introduction in the United States. The first and second generation progestins, including LNG, have been available in contraceptive formulations in the United States for over 25 years. The third and fourth generation progestins, for example desogestrel and drospirenone, respectively, were introduced to reduce androgenic side effects, such as oily skin and acne. Epidemiologic data suggest that CHCs containing third and fourth generation progestins are associated with an increased risk of VTE as compared to those containing the second generation progestin, LNG.

Effectiveness of Hormonal Contraceptives

        For the purpose of FDA approval, contraceptive effectiveness is measured by a calculation called the Pearl Index, or PI and its associated 95% confidence interval (CI). The PI is a measure of the rate of pregnancies over a specific period of time in a clinical trial, and is expressed as the number of pregnancies per 100 woman years, or WY, of use. Each cycle lasts 28 days, so there are approximately 13 cycles in one year. According to recent FDA guidance, the PI calculation typically includes all pregnancies for which conception is estimated to have occurred while the subject was using the drug (i.e., on-treatment pregnancies), but only includes cycles where the woman indicates that she engaged in sexual activity and did not use backup contraception, such as a condom, and where she has completed a study diary. The PI values from clinical trials are affected by several factors, including differences in study design, increased sensitivity of early pregnancy tests, weight and body mass index, or BMI, of the study population, user experience and inconsistent or incorrect use of the contraceptive method. In addition, there has been an observable trend in PIs for approved combined hormonal contraceptives demonstrating an increase in the PIs over time, believed to be related to changes in study design and study populations. The FDA has not established any regulatory guidance on specific parameters for an acceptable PI or CI to support approval.

        The contraceptive failure rates observed in clinical trials are generally lower than those seen once a CHC is approved and in use by a broad population, referred to as typical use, without the close monitoring of a clinical trial setting. There is a large difference in pregnancy rates under conditions of perfect use, where the method is used following the directions exactly, and typical use. For example, for CHCs, including oral contraceptives, the vaginal ring and the transdermal patch, the percent of women experiencing an unintended pregnancy during the first year of use is 0.3% for perfect use and 9.0% for typical use.

U.S. Hormonal Contraceptive Market Background

        Contraceptive methods, other than sterilization, can be divided into non-hormonal and hormonal alternatives. Examples of non-hormonal products available in the United States include the diaphragm, male condom and female condom. There are several categories of hormonal contraception products available in the United States, including:

  •
  oral contraceptive;

  •
  vaginal ring;

  •
  transdermal patch;

  •
  intrauterine contraceptive device, or IUD;

  •
  subcutaneous implant; and

  •
  injectable.

        The U.S. hormonal contraceptive market recorded annual sales in 2016 of approximately $5.5 billion, according to IMS Health. The CHC portion of the market, consisting of pills, a transdermal patch and a vaginal ring, generates significantly greater prescription volume and sales compared to the P-only portion of the market, consisting of IUDs, injectables, implants, and P-only pills. In 2016, IMS Health reported total U.S. sales of $3.9 billion for the CHC market and $1.6 billion for the P-only market. Twirla is a CHC and, if approved, we believe it will compete primarily with products in the CHC market.

        The U.S. hormonal contraceptive market is a mature market, with many branded and generic products available. In the past 10 years, the market growth was flat to declining as measured by prescription volume, with the exception of a 4.8% increase in 2013 compared to 2012. The average annual growth rate in dollar sales for the five years ended December 31, 2016 was 1.0% for the total hormonal contraceptive market and –0.7% for the CHC market. Market growth in gross sales is primarily due to price increases amongst branded products.

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

        Second, in 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or collectively, the ACA, was signed into law, which, among other things, requires all health plans, with limited exceptions, to cover certain preventive services for women with no cost-sharing, which means no deductible, no co-insurance and no co-payments by the patient, effective August 1, 2012. These services include those set forth in the Guidelines for Women's Preventive Services, or HRSA Guidelines, and adopted by the U.S. Department of Health and Human Services Health Resources and Services Administration. Contraceptive methods and counseling, including all FDA approved contraceptive methods as prescribed, are included in the HRSA Guidelines. Since these new ACA provisions went into effect in August 2012, quarterly prescription volume growth for the CHC market rose from negative growth year-on-year to positive growth between 4.0% and 5.0% for each of the six quarters following implementation. However, this appears to be a one-time phenomenon, as the market volume growth fell to 0.8% in 2014 and –0.9% in 2015.

 Effect of ACA on Market Growth

Source:
IMS National Prescription Audit, IMS Health

        During the period following enactment of the ACA, generic oral contraceptives have shown the greatest growth, primarily at the expense of branded oral contraceptives. This is likely due to the policies that were implemented by many managed care plans, which generally only provided generic oral contraceptives with no cost-sharing to the patient. The effect on non-oral products is less clear, but prescription volume for the vaginal ring showed a 5.1% decline from 2013 to 2015, while the prescription volume for the patch increased by 15.0% over the same time period. In May 2015, several government agencies, such as the U.S. Department of Health and Human Services, or HHS, the Department of Labor, or DOL, and the U.S. Department of Treasury, or Treasury, issued a clarification in the form of an FAQ which clarified the requirements for coverage of contraceptives under the ACA. The FAQ states that plans and issuers must cover without cost-sharing at least one form of contraception in each of the 18 current methods that the FDA has identified for women in its current Birth Control Guide. The patch is identified as a specific method in the FDA Birth Control Guide, and therefore insurers must cover at least one patch product with no cost-sharing to the patient. Because this clarifying guidance is applied for plan years (or in the individual market, policy years) beginning on or after 60 days from the date of publication of the FAQs, patients did not have the benefit of this clarification until their new plan year, which generally started in January 2016.

        In March 2017, the U.S. Congress proposed legislation, which, if signed into law by the new administration, would repeal certain aspects of the ACA. Further, on January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, among others. Congress also could consider subsequent legislation to repeal and replace elements of the ACA that are repealed. Therefore, it is difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business. We will continue to monitor the healthcare reform efforts. We believe the CHC market will maintain a long-term neutral to slightly positive annual growth rate in line with contraceptive population growth.

        In spite of the availability of generic contraceptives for over 25 years, branded products have maintained a significant share of the CHC market, with 55% of dollar sales and 17% of prescriptions for 2016. Branded contraceptives in the CHC market have driven significant increases in the value of branded total prescriptions, or TRx. In the five years ended December 2016, the average annual price increase among the top branded products was 10.6%. The average price per cycle, referred to as the wholesale acquisition cost, or WAC, for a single 28-day cycle of the top branded products was $41.53 in 2006 and rose to $131.40 by December 2016. As of October 2014, the branded CHC transdermal patch (Ortho Evra) has been discontinued, and the generic CHC transdermal patch (Xulane) is currently priced at $105.92 per cycle. The other non-oral form of CHC, the vaginal ring, is currently priced at $128.21 per cycle. We cannot predict whether the manufacturers of branded products will continue to increase prices going forward, but we believe we will be able to set a WAC price for Twirla, if approved, that is comparable to other branded CHC products at the time of launch. Based on IMS Health data, we estimate that each percentage point of market share of CHC total prescriptions in the United States currently represents approximately $166 million of annual gross sales potential for Twirla, if approved.

Contraceptive Pills

        Based on data from the CDC, of women who choose to use a hormonal contraceptive, approximately 64% use the contraceptive pill, vaginal ring or patch, the majority of which use the contraceptive pill. Based on this information, we believe that contraceptive pills are the most popular choice because:

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

Contraceptive Patch Market Experience

        The Ortho Evra® contraceptive patch, or Evra, was introduced in early 2002 and was the first FDA-approved contraceptive patch. The initial approved labeling for Evra indicated that it delivered a daily EE dose of 20 micrograms. Evra had rapid uptake in the contraceptive market, and achieved a 10% share of the CHC market by September 2003. Following FDA approval of Evra, users of Evra began to report thrombotic and thromboembolic events to the FDA. Johnson & Johnson, the manufacturer of Evra, revised the Evra labeling in November 2005 to include information that EE exposure with Evra is 60% higher than that of an oral contraceptive containing EE of 35 micrograms, based on area under the curve, a commonly-used metric for measuring EE exposure in contraceptives. This information was ultimately included in a black box warning and bolded warnings unique to the Evra label. The Evra market share declined rapidly following the labeling changes, from a peak share of 11% in 2005, to 4% by the end of 2006, to 1.4% by the end of 2013, where it stabilized, with a 1.5% share of the market based on combined prescriptions for Evra and its generic equivalent in 2014. In the past two years, the patch share of the CHC market grew slightly, with a 1.6% TRx share in 2015 and 1.7% TRx share in 2016.

        In April 2014, Mylan Inc. announced the launch of Xulane™, a generic version of Evra. Generic pharmaceutical products are the chemical and pharmaceutical equivalents of the brand or a reference listed drug, or RLD. Generic drugs are bioequivalent to their reference brand name counterparts. Bioequivalence studies compare the bioavailability of the proposed drug product with that of the RLD product containing the same active ingredients. Bioavailability is a measure of the rate and extent to which the active ingredient is absorbed from a drug product and becomes available at the site of action. Under pharmacy dispensing rules governed by state law, depending on the state, if an automatic generic substitute is introduced, the pharmacist may dispense either the prescribed product, or they may replace it with an equivalent generic without being required to inform the patient or healthcare professional. In addition, the FDA offers a 180-day exclusivity period for generic products in specific cases. The first generic applicants to submit a substantially complete Abbreviated New Drug Application containing a paragraph IV certification to a listed patent are protected from competition from other generic versions of the same drug for the 180 days. As of December 2016, no other generic equivalents to Evra have been introduced.

        The FDA has maintained, in spite of the wording in the labeling for Evra and its approved generic, that none of the epidemiologic studies to date provides a definitive answer regarding the relative risk of VTE with Evra compared to combined oral contraceptive use or whether the increased risk that some studies demonstrated is directly attributable to Evra. An advisory committee for the FDA stated that the benefits of Evra outweigh the risks. In its denial of a Citizen's Petition calling for the withdrawal of Evra, the FDA followed the committee's recommendations stating that the increased VTE risk does not warrant removal from the market, and that the labeling revisions to the Evra label provide a sufficient update and guidance on the interpretation of the epidemiologic data about the risk of VTE with Evra. In spite of the labeling changes, and Johnson & Johnson ceasing promotion of Evra in 2007, Evra and its generic equivalent generated $211 million in gross sales in 2016.

        We believe that the rapid uptake and acceptance of Evra upon its introduction demonstrates that there is an unmet market need for a transdermal patch as a contraceptive option. Also, the epidemiologic data on VTE risk suggest that there is a need for a contraceptive patch that delivers both a low dose of EE similar to oral contraceptives and a first or second generation progestin.

Our Product Candidates

        Each of our product candidates utilizes our proprietary Skinfusion technology, which is designed to provide advantages over the currently available patch. Skinfusion is designed to deliver contraceptive levels of hormones to the blood stream through the skin over a seven-day period. It is also designed to optimize patch adhesion and patient wearability. Our lead product candidate is Twirla, a prescription CHC patch which contains both EE and LNG and is designed to deliver a low dose of EE and LNG comparable to the total dose delivered with low-dose oral contraceptives. In addition to Twirla, we plan to develop a pipeline of other new transdermal contraceptive products, including AG200-SP, which is a regimen designed to provide shorter, lighter periods; AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle; AG200-ER (SmP), which is a regimen designed to allow a woman to extend the length of her cycle and experience shorter, lighter periods; and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen. AG200-SP, AG200-ER, and AG200-ER (SmP) are intended to be Twirla line extensions that would expand the use of Twirla beyond its initial, approved use. In July 2016, we began preparations for an initial Phase 2 clinical trial examining the use of AG200-SP along with a smaller lower-dose combination ethinyl estradiol/levonorgestrel patch (SmP) in the fourth week of the woman's cycle. The Phase 2 clinical trial is aimed at identifying the optimal dose of the SmP, and will evaluate bleeding profiles, pharmacokinetic parameters, ovulation inhibition and safety over three cycles of treatment with AG200-SP (SmP). We have decided to postpone the trial and will continue to evaluate the timing for initiating dosing of subjects for this Phase 2 clinical trial, which is dependent on financial and other capital resources.

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

        Our current product candidate pipeline is summarized in the graphic below:

        Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to advance the development of our other product candidates.

Twirla Product Overview

        Twirla is a CHC patch which contains both EE and LNG. Twirla is designed to address an unmet medical need for increased compliance and improved ease of use as compared to oral contraceptives. A single Twirla patch delivers the active ingredients LNG and EE over a seven-day dosing interval, and thereby eliminates the need to take a daily pill as is necessary with an oral contraceptive. Twirla uses a traditional 28-day contraceptive regimen, where one patch is applied weekly for three consecutive weeks and then there is a fourth, patch-free week in each 28-day time period. Twirla may be applied to the buttock, abdomen or upper torso, but not the breast. In clinical trials reported to date, women most frequently chose the buttock and abdomen for patch placement. The exact patch location needs to be rotated with each patch change. Twirla has demonstrated a therapeutically equivalent pharmacokinetic profile when worn on the buttock, abdomen or upper torso. A drug's pharmacokinetic profile refers to the specific way in which a given drug is handled by the body over time, reflecting the particular patterns of absorption, distribution and elimination of the drug in the body.

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

Characteristic	Twirla	Ortho Evra*/Xulane
Form of product	Transdermal patch Round, approximately 28 square centimeters Soft, silky, stretchy fabric	Transdermal patch Square, Evra approximately 20 square centimeters; Xulane approximately 14 square centimeters Smooth, plastic film
Active ingredients	EE, LNG	EE, norelgestromin
Pharmacokinetic profile of EE per day	~30 micrograms	60% higher than that of an oral contraceptive containing 35 micrograms (~56 micrograms)**
Regimen	One patch weekly 21 days active / 7 days patch-free	Same as Twirla;
Package configurations	1 box of 3 patches = 1 cycle 1 box with 1 patch = replacement	Evra is same as Twirla; Xulane is 1 box of 3 patches only
Top four adverse events/reactions in clinical trials completed prior to SECURE	Nausea 3.0% Application site irritation 2.4% Breast tenderness 2.1% Headache 2.0%***	Breast symptoms 22.4% Headache 21.0% Application site disorders 17.1% Nausea 16.6%

*
Source of Ortho Evra and Xulane data are U.S. prescribing information or package inserts.

**
The Ortho Evra and Xulane package inserts indicate a strength of 35 micrograms of EE per day.

***
Adverse events deemed definitely, probably or possibly related to Twirla in Phase 3 clinical trials completed prior to SECURE.

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

        We have not performed a head-to-head comparison of Twirla to Evra/Xulane, however, a pharmacokinetic study that we conducted with Twirla was similar in design to the pharmacokinetic study conducted with Evra that provided the information regarding the daily amount of EE delivered that is currently in the Evra/Xulane package insert. The figure below combines the results for average EE concentrations from these two studies, and suggests a comparison of the observed blood concentration of EE for Twirla versus Evra versus observed and estimated data for the pill. The lower amount of EE delivered from Twirla as compared to Evra can be observed. If Twirla is approved by the FDA, we will not be able to make direct comparative claims regarding the safety, efficacy or pharmacokinetics of Twirla and Evra/Xulane, since none of our completed clinical trials studied Twirla in a head-to-head comparison with Evra/Xulane.

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

Twirla Product Profile

        Assuming approval of our marketing application by the FDA based on the results of the SECURE trial, we believe the clinical trial data from the SECURE trial for Twirla will support our future marketing of Twirla as follows:

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

  •
  Based on the results of the SECURE clinical trial, we believe it is possible the final approved label for Twirla may contain language on the use of Twirla in women based on weight.

Twirla Clinical Development Program

Clinical Trials Completed prior to SECURE

        Our clinical program includes three Phase 1 studies, one Phase 2 study, and three Phase 3 studies, as well as other supporting studies. In December 2016, we completed our third Phase 3 clinical trial, SECURE, in response to FDA comments and guidance. In Phase 1 and Phase 2 clinical trials, we demonstrated that Twirla delivers levels of both EE and LNG to the blood stream that are consistent with currently marketed low-dose oral contraceptives. In our Phase 3 clinical trials completed prior to SECURE, we demonstrated that Twirla was comparable to an approved low-dose oral contraceptive in two randomized studies, one that enrolled over 1,500 women over 12 months and the other that enrolled over 400 women over six months. Across all completed clinical trials, Twirla was generally well-tolerated and had a favorable safety profile. Because we relied, in part, on the FDA's findings of safety and efficacy from investigations for approved products containing EE and LNG and published scientific literature for which we have not obtained a right of reference, we were not required to conduct preclinical studies. In the pharmacokinetic study comparing Twirla to an approved low-dose oral contraceptive, results demonstrated that Twirla delivers a daily dose of EE that results in estrogen exposure similar to low-dose oral contraceptives containing approximately 30 micrograms.

        Our two Phase 3 trials completed prior to SECURE enrolled over 1,900 subjects to evaluate the safety and efficacy of Twirla. Each of these studies included an active comparator arm with an approved low-dose oral contraceptive. The results of these studies demonstrated that Twirla was generally well-tolerated, with levels of adverse events generally comparable to those of low-dose oral contraceptives. In these studies, subjects had a higher rate of self-reported compliance when using the patch as compared with the group using oral contraceptives. However, as discussed further below, the FDA issued a CRL in response to our marketing application for Twirla and requested an additional Phase 3 study and additional chemistry manufacturing and control, or CMC, information. The results of our prior clinical trials demonstrated that approximately only 3% of patches became completely detached from the skin of subjects during the seven-day period, and that the patch generally remained adhered to the skin even when exposed to normal daily activities and conditions such as showering, swimming and other forms of exercise, heat and humidity.

        More specifically, our safety population included subjects who received at least one dose of Twirla or COC. In the combined safety population of our two Phase 3 trials completed prior to SECURE, there were a total of 22 serious adverse events, or SAEs, of which 16 were from the Twirla cohort, which had approximately 2.3 times as many subjects as the oral contraceptive comparator cohort. Three of these SAEs (0.2% of the overall Twirla safety population) were considered to be possibly related to the study drug and included one drug overdose with Benadryl®, one case of uncontrollable nausea and vomiting and one instance of upper extremity deep vein thrombosis. In addition to the SAEs described above, some subjects taking Twirla experienced non-serious adverse events, such as nausea, headache, application site irritation and breast tenderness. Subjects receiving the oral contraceptive comparator also generally experienced similar non-serious adverse events such as nausea, headache, and breast tenderness, though at different rates. We believe that Twirla will have a label consistent with all marketed low-dose CHC products, which include class labeling that warns of risks of certain serious conditions, including venous and arterial blood clots, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease and hypertension, and a black box warning regarding risks of smoking and CHC use, particularly in women over 35 years old who smoke.

        In our Phase 3 trials, the primary measure of efficacy is the Pearl Index, or PI, which is calculated based on the number of observed on-treatment pregnancies and total number of on-treatment cycles during the study. Specifically, the PI is expressed as the number of pregnancies per 100 WY of use. The pooled PI value in the previously completed Phase 3 trials for the Twirla patch was 5.76 and for the combined oral contraceptive control arms was 6.72, which were higher than the range of 1.34 to 3.19 in pivotal studies conducted on products approved by the FDA in the previous ten years. In addition, the upper bound of the associated confidence intervals were higher than those seen in clinical trials used for registration of other approved hormonal contraceptives.

        We believe that the results for both the patch and oral contraceptive control arms in the two Phase 3 trials completed prior to SECURE were affected primarily by issues with study conduct at several study sites, including rapid enrollment which led to inability to manage the study population, poor subject compliance, and high rates of loss to follow-up. In the larger of our Phase 3 trials completed prior to SECURE, 96 sites enrolled subjects, 60 of which had no on-treatment pregnancies. Nineteen percent of the on-treatment pregnancies reported during this trial came from one site. This site represented approximately 8% of the randomized subject population. Thirty six percent of on-treatment pregnancies were reported at four of the 96 sites. These four sites represented approximately 15% of the randomized subject population.

        Experts agree that the characteristic most likely to impact contraceptive failure and pregnancy rates is the subject's likelihood of using a method inconsistently or incorrectly. Consistent with expert opinions, our analyses have suggested that the results for both the patch and oral contraceptive control arms in the two Phase 3 trials completed prior to SECURE were also affected in part by the study population, which comprised a disproportionately high number of new users and minority subjects, known to be at higher risk of noncompliance and pregnancy, as compared to the majority of other recent CHC clinical trials which have gained approval in the United States.

        Individuals who immediately switch from one hormonal contraception method to another, referred to as current users, or who have recently used another method of hormonal contraception, are less likely to experience contraceptive failure than a new user because they are less likely to have inconsistent or incorrect use. These experienced subjects are often selected for trial participation because their inclusion will lower failure rates. Indeed, many contraceptive trials have enrolled a high proportion of these subjects. Direct comparisons across multiple trials are limited by differences in study design and population, as well as differences in definitions of user status; however, as shown in the table below, some comparisons are possible. For example, when compared against trials that captured current hormonal contraceptive use, in the larger of our two Phase 3 trials completed prior to SECURE, we had a lower proportion of subjects randomized to receive Twirla that were current users, only 17.8%, reflecting a population with less experience using hormonal contraception, compared to two recently approved hormonal contraceptives. When compared against trials that categorized subject experience more broadly by their use of hormonal contraception within the 6 months prior to enrollment, our trial also had a lower proportion of experienced subjects, only 44%. In both the COC and Twirla groups, new users had approximately three times the rate of noncompliance compared to experienced users, as verified through blood tests revealing non-detectable blood levels of EE and LNG. Similarly, the pooled PI values from our two Phase 3 trials completed prior to SECURE were more than twice as high among new users compared to experienced users, and in the primary efficacy analysis population there were no pregnancies observed in current users of other hormonal contraception who immediately switched to the patch upon entry into the trial.

        In addition, our two Phase 3 trials completed prior to SECURE also included a higher proportion of black and Hispanic subjects than most recent hormonal contraceptive trials. Although the underlying reasons are not well-understood, several articles in medical journals, such as Contraception and the American Journal of Obstetrics & Gynecology, and in at least one report by HHS, state that contraceptive failure rates are highest in black and Hispanic subjects. In our two Phase 3 trials completed prior to SECURE, rates of laboratory-verified noncompliance were substantially higher in blacks and Hispanics compared to non-Hispanic white subjects in the larger of our Phase 3 trials, and as shown in the table below, there were substantially higher PI values in the black and Hispanic subpopulations than in non-Hispanic white subjects. Additionally, as shown in the table the observed PI values were more dramatically increased for new users who were also black or Hispanic.

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

*
Table includes subjects randomized to Twirla in the larger of our Phase 3 trials completed prior to SECURE. The data pertaining to the approved drug products were derived from multiple studies, with differing study designs, as reported in the FDA medical review documents for each product.

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

CRL and FDA Interactions

        In February 2013, we received a CRL from the FDA indicating that the results from our two completed Phase 3 trials would not be sufficient for approval, and the FDA proposed that we conduct an additional Phase 3 trial. Among the comments expressed in the letter were some regarding the PI values seen in the studies. Specifically, the FDA indicated that the PI values and the upper bound of the associated confidence intervals in the studies, in both the subjects using the Twirla patch and the control arm using oral contraceptives, were higher than seen in clinical trials used for registration of other approved hormonal contraceptives. The confidence interval is a range around a measurement that conveys how precise a measurement is. The FDA recommended that we conduct an additional Phase 3 trial with a simplified clinical trial design and improved study conduct, including site monitoring and data collection procedures. The FDA also requested that we study Twirla in a representative sample of U.S. women who are seeking hormonal contraception, without enrollment restrictions based on demographic characteristics such as contraceptive user status, age, race, ethnicity, and body mass index, or BMI. The FDA also required additional information relating to the laser etching of label information on each patch and required that the patch used in the new trial utilize the same etching as will be used for the commercial product, in order to demonstrate that it does not adversely affect the performance of the patch. Furthermore, the FDA also requested in the CRL additional information on controls and release specifications related to the patch, and manufacturing and control information related to the Drug Master File of one of the raw materials in Twirla.

        In October 2013, we met with the FDA and received further guidance on requirements for our planned Phase 3 trial. In addition, we had a follow-up written interaction with the FDA in February 2014 and have received substantial written comments from the FDA in subsequent interactions. We enrolled the first subject in the SECURE clinical trial in the third quarter of 2014, and completed the clinical trial in December 2016. The patches studied in the SECURE trial were laser etched using the same process as we anticipate for commercialization of Twirla, if approved. We have continued to interact with the FDA on its CMC questions and continued additional supportive testing in order to respond to the FDA's CMC questions.

The SECURE trial, our third Phase 3 Clinical Trial

        SECURE, our third Phase 3 clinical trial, was a multicenter, single-arm, open-label, 13-cycle trial that evaluated the safety, efficacy and tolerability of Twirla in 2032 healthy women, aged 18 and over, at 102 experienced investigative sites across the United States. The design and execution of SECURE was intended to address a number of issues identified in the CRL, including but not limited to, improved clinical trial conduct and demonstration of efficacy as measured by an acceptable Pearl Index and related 95% confidence interval in a representative sample of U.S. women who are seeking hormonal contraception, without enrollment restrictions based on demographic characteristics, such as contraceptive user status, age, race, ethnicity, and BMI. The trial was designed in consultation with the FDA, and comprised a number of stringent trial design elements, including exclusion of treatment cycles not only for use of back-up contraception but also for lack of sexual activity. SECURE had broad entry criteria, placed no limitations on BMI or other demographic factors during enrollment, and enrolled a large and diverse population from the United States in order to allow for efficacy to be assessed across different groups, as requested by the FDA. These entry criteria resulted in the inclusion of a substantial number of women with high BMI, who have frequently been under-represented in past contraceptive studies. The efficacy measure for SECURE was the Pearl Index in an intent-to-treat population of subjects 35 years of age and under. The FDA also requested inclusion of pre-specified efficacy analyses related to BMI and body weight.

        We began enrollment for SECURE in the fourth quarter of 2014 and completed the clinical trial in December 2016. In January 2017, we announced the following highlights of the SECURE clinical trial top-line results:

  •
  Consistent with its broad entry criteria, the SECURE clinical trial population was representative of the population of women in the United States with respect to key demographic criteria, including:

  •
  Race (66.9% of subjects were white, 24.3% black and 8.8% other);

  •
  Ethnicity (19.7% were Hispanic, 80.3% non-Hispanic); and

  •
  BMI (39.4% of subjects had a normal baseline weight (BMI of under 25 kg/m2), 25.3% of subjects were overweight (BMI of at least 25 kg/m2 but less than 30 kg/m2), and 35.3% were obese (BMI 30 kg/m2 or more). When classified as obese (BMI 30 kg/m2 or more) or non-obese (BMI less than 30 kg/m2), 35.3% of subjects were obese and 64.7% were non-obese).

  •
  Both new and experienced hormonal contraceptive users were enrolled (9.4% of subjects were new users).

  •
  51.4% of subjects discontinued prematurely from the study, which is a lower discontinuation rate than our previous Phase 3 clinical trials and in line with other Phase 3 clinical trials for approved hormonal contraceptives. The main reasons for subject discontinuation from the trial were subject decision (15.3%), adverse event (10.9%), and loss to follow-up. The most common (≥1%) adverse reactions leading to discontinuation were bleeding irregularities (1.8%) and any application site reaction (1.1%); all others were less than 1%. The loss to follow-up rate was 11.3%, which is in line with loss to follow-up rates observed in previous clinical trials of combined hormonal products and substantially better than the 20% loss to follow-up rate observed in our previous Phase 3 trial.

  •
  The Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06. As with all hormonal contraceptive trials, the number of pregnancies included in our calculation of the Pearl Index is subject to review by the FDA as part of its overall review of the NDA for Twirla.

  •
  Consistent with other recent hormonal contraceptive clinical trials, including Ortho Evra® and Quartette®, and the 2015 meta-analysis conducted by FDA authors on the effect of obesity on the effectiveness of hormonal contraceptives, a relationship between obesity and efficacy was observed among subjects 35 years of age and under:

BMI Category	BMI (kg/m2)	% of Trial Population	Pearl Index	Upper Bound of 95% CI
Normal	< 25	39%	3.03	4.62
Overweight	25 - < 30	25%	5.36	7.98
Obese*	≥ 30	35%	6.42	8.88
Non-Obese*	< 30	65%	3.94	5.35
Obese*	≥ 30	35%	6.42	8.88

*
In its 2015 meta-analysis, the FDA examined the effect of obesity on two populations: non-obese (< 30 kg/m2) and obese (≥ 30 kg/m2). Non-obese includes subjects in the normal and overweight categories.

        The Pearl Index for subjects by minority and ethnicity status was as follows:

Race/Ethnicity	% of Trial Population	Pearl Index	Upper Bound of 95% CI
White (not Hispanic)	66.9%	4.63	6.23
African-American	24.3%	4.05	6.69
Hispanic	19.7%	2.70	5.06
  •
  Twirla was generally well tolerated and had an overall favorable safety profile, consistent with publicly available information relating to other low-dose combined hormonal products. The most frequent hormone-related adverse events, none of which were experienced by more than 5% of subjects, were generally in line with those events observed in other low dose combined hormonal products and included:

Adverse Event	SECURE Trial	Prior Agile Phase 3 Trial*	Ortho Evra Trials**	Quartette Trial**
Total in Safety Population	2032	1043	3322	3597
Headache	4.3%	3.7%	21.0%	12.2%
Nausea	4.1%	4.3%	16.6%	6.7%
Breast tenderness/pain/discomfort	2.0%	1.8%	22.4%	2.2%
Mood swings/changes/depression	2.7%	2.8%	6.3%	2.9%
Heavy/irregular vaginal bleeding***	1.8%	2.1%	6.4%	9.7%

*
AEs from the larger of our Phase 3 clinical trials completed prior to SECURE; all potentially hormone-related adverse events included regardless of investigator confirmation of AE relatedness to study drug.

**
Information is based on currently marketed product labels and publicly available information. We have not performed a head-to-head comparison of Twirla to Ortho Evra or Quartette.

***
1.4% of subjects in the SECURE trial discontinued to a bleeding-related adverse event

  •
  The percent of subjects reporting bleeding-related adverse events was low, 1.8%, and only 1.4% of women discontinued for bleeding issues.

  •
  Overall serious adverse events (SAEs) were observed in 2.0% of the SECURE trial study population, which is generally in line with those observed in other low-dose combined hormonal products. For example, the rate in the Phase 3 clinical trial for Quartette was 1.6%. 0.6% of subjects in the SECURE trial had SAEs that were considered potentially study drug related, including deep vein thrombosis or DVT, pulmonary embolism, or PE, gallbladder disease, ectopic pregnancy, and depression. In the combined safety database for our three Agile Phase 3 trials (n >3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI ≥30kg/m2).

  •
  Overall, patch-related irritation and itching rates were low. Of reported patches worn, 83% had no patch site irritation and 65% had no itching. Generally, reported irritation and itching was mild. Severe itching or irritation were observed in 2.3% and 1.5% of patches worn, respectively.

  •
  The patch adhesion profile was favorable with a low rate of detachment. Of reported patches worn, the range of detachments was 10% in cycle 1 and reduced to 2% by cycle 13.

        We believe that the efficacy results observed in SECURE were a reflection of the study population and the clinical trial design. As recommended by the FDA, we had broad entry criteria for the trial and placed no limitations on BMI or other demographic factors during our enrollment. These entry criteria resulted in the inclusion of a substantial number of women with overweight and obese BMI, who have frequently been under-represented in past contraceptive studies. As noted above, we observed that BMI had an effect on the efficacy results for Twirla. We believe these observations require further analysis of whether there are other important factors at work here, such as race/ethnicity, user profile and compliance rates, which we believe may have impacted the results of our prior Phase 3 studies.

        Several scientists at the FDA published a paper in 2015, "Effect of Obesity on the Effectiveness of Hormonal Contraceptives: an Individual Participant Data Meta-Analysis," which focused on the issue of obesity and effectiveness of hormonal contraceptives (HC) by showing that obesity may increase the risk of unintended pregnancy in women using HC. The FDA's Individual Participant Data meta-analysis of pivotal Phase 3 clinical trials of combination hormonal contraceptives suggested a 44% higher pregnancy rate during use of combined oral contraceptives for obese women after adjusting for age and race. The authors of the paper highlighted the limitations of currently available prospective data due to historical exclusion of obese women from contraceptive studies, calling for more data and additional analyses on obese women from Phase 3 clinical trials to allow further assessment of the effect of weight on the probability of unintended pregnancy in women using HC. We believe our results from the SECURE clinical trial are consistent with the conclusions from the paper by the FDA scientists.

        Additionally, the observed PI values were not only impacted by the number of pregnancies that occurred in the study, but also by the number of cycles included in the analysis, which affects the denominator of the PI calculation. Cycles in which a subject was not sexually active, or in which a subject used a back-up method of contraception were not counted toward the number of cycles included in the calculation of the PI. Many contraceptive clinical trials have not historically included these stringent requirements, in particular the exclusion of cycles for lack of sexual activity, in the clinical trial design. As a result, we believe that the SECURE results reflect evidence of efficacy in a real-world population.

        The highest PI for a hormonal contraceptive product approved by the FDA is 3.19 and the highest upper-bound of the 95% confidence interval of 5.03. As with all products, ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index. For hormonal contraceptive trials, the FDA generally evaluates safety and efficacy results of each individual study in the unique context of the study population and trial design. PIs for approved hormonal contraceptives have steadily risen over time as study design and populations have changed. Numerous factors have likely contributed to these increases, including more frequent pregnancy testing with more sensitive tests, and decreases in study-drug adherence among study populations. As experts have noted, with the growing enrollment of more diverse, real-world populations that appear to be increasingly representative of the likely actual users once the product is marketed, contraceptive trials are yielding efficacy results that are ever closer to actual use contraceptive failure rates for methods requiring adherence.

        In SECURE, we employed several measures to improve study conduct and, in particular, improve upon the loss to follow up rate. These measures included selecting a highly experienced contract resource organization, or CRO, selecting experienced sites, increasing and improving monitoring and training, and the use of electronic diaries for subjects. We engaged Parexel International Corporation, or Parexel, a CRO with substantial experience in contraception studies and excellent site monitoring capabilities, as the CRO for the SECURE trial. We actively participated in site selection and in monitoring subject recruitment, and actively participated in site monitoring and oversight of Parexel's activities throughout the length of the trial.

        Regarding site selection, the SECURE trial was conducted at 102 experienced sites in the United States. Sites were evaluated extensively through a data-driven approach assessing performance on previous clinical trials, staffing with experienced study coordinators, demographics of potential study subjects, and audit history. We also focused on ongoing training of study coordinators at the investigator meeting and study initiation visits, at coordinator's meetings, and through ongoing communication. In addition, study sites that showed early trends toward higher rates of loss to follow-up or overall poor study management were re-trained. We also focused closely on subject recruitment in order to achieve our goal of a population intended to provide reliable and generalizable data in the SECURE trial. We trained our sites to provide individualized attention to recruitment of subjects who were most likely to adhere to the study protocol with respect to compliance, including correct patch application, timing of patch removal and replacement, electronic diary, or e-diary, completion and study visits. Subjects were also advised through the informed consent process that noncompliance with study procedures may lead to discontinuation from the trial. Enrollment of the SECURE trial was completed in October 2015.

        A number of measures were also put in place in order to facilitate compliance with study procedures. To ensure subjects were adequately educated regarding their responsibilities during the trial, a detailed subject teaching plan, along with materials, was developed and implemented, and subject education regarding the importance of compliance, including videos, brochures and one-to-one education with study coordinators, was provided at repeated intervals throughout the study. A number of measures were put in place to support and monitor compliance through the study. One key measure was the use of text message technology, which provided reminders to subjects for patch application, diary completion and study visits. Phone contact with subjects between visits was also part of the study protocol, which increased the frequency of contact with subjects throughout the study. Subjects with consistent poor compliance despite re-education by site personnel were discontinued from the trial.

        An independent Pregnancy Review Committee composed of experts in early ultrasound was selected to review all pregnancies and determine on or off-treatment status, which affects the numerator of the PI calculation. Accurate and timely pregnancy adjudication is critically important in order to reduce the likelihood that pregnancies which occur off treatment will be included by the FDA during the review process. In order to avoid pre- or post-treatment pregnancies being included, every pregnancy was assessed via ultrasound as soon as possible and full data was collected regarding the relationship of the pregnancy to the subject's use of Twirla. We did not have an independent Pregnancy Review Committee for our previous clinical trials.

        We plan to submit a complete response to our CRL that includes the additional clinical trial results and additional information relating to the manufacture of Twirla in a resubmission of our NDA for Twirla to the FDA in the first half of 2017.

Twirla Line Extensions and Other Product Candidates

        In addition to Twirla, our product pipeline consists of two classes of product candidates: Twirla line extensions and other transdermal contraceptive product candidates. These product candidates are designed to address market needs and offer additional non-daily contraceptive options. Based on the results of our market research on line extension regimen concepts conducted in December 2016, we believe that our line extension product candidates are commercially viable and could garner a share of the contraceptive market.

        The hormonal contraceptive market has a long history of manufacturers successfully using line extensions to extend the lifecycle of a brand, often by gaining additional exclusivity periods for the product extension under the provisions of the Hatch-Waxman Act or with additional patents. Our lifecycle strategy with Twirla is to introduce line extensions that will have exclusivity for some time period, either due to our intellectual property estate, or due to Hatch-Waxman exclusivity. The line extensions in our pipeline include using our Skinfusion technology to allow a 28-day regimen where women will experience shorter, lighter withdrawal bleeding, as well as extending the cycle beyond the typical 28-day regimen to allow women to experience fewer withdrawal bleeds each year. In addition, the line extension product candidates in our pipeline will utilize a unique aspect in the regimen, where a smaller patch, or SmP, that delivers a lower dose of both EE and LNG will be worn during the final seven days of each cycle, rather than having a patch-free week, to allow for withdrawal bleed while minimizing hormonal fluctuations and potentially the side effects that accompany changes in hormone levels. These regimens are protected by patents issued to us in 2015. A study to examine the pharmacokinetics and pharmacodynamics of the SmP will be required prior to advancing the line extension product candidates through clinical development. In July 2016, we began preparations for an initial Phase 2 clinical trial examining the use of AG200-SP along with a smaller lower-dose combination ethinyl estradiol/levonorgestrel patch (SmP) in the fourth week of the woman's cycle. We have decided to postpone the trial and will continue to evaluate the timing for initiating dosing of subjects for this Phase 2 clinical trial, which is dependent on financial and other capital resources.

        Our Twirla line extensions include the following:

  •
  AG200-ER is an extended cycle regimen utilizing our current patch product designed to allow a woman to extend the time between her episodes of withdrawal bleeding and thus have fewer periods per year. There are several currently approved oral contraceptives that provide an 84 or 91-day extended cycle regimen. However, there is no approved contraceptive patch product offering an extended cycle regimen. AG200-ER is a contraceptive patch which is designed to address the limitations of the currently approved extended regimen oral contraceptives by providing a more convenient, weekly dosing schedule. AG200-ER utilizes the same drug product as Twirla during the active phase of the cycle. We are currently evaluating the optimal cycle length to advance into Phase 3 clinical development.

  •
  AG200-SP is a 28-day regimen designed to provide users with shorter, lighter withdrawal bleeds and potentially improve contraceptive efficacy. AG200-SP may also provide benefit in patients with sensitivity to abrupt changes in hormone levels. Oral contraceptives that use a shortened hormone-free interval, or SHFI, by delivering hormones beyond 21 days currently comprise 42% of U.S. branded TRx volume, demonstrating high acceptability among patients and providers. AG200-SP is designed to provide a simplified 28-day regimen through use of the same drug product as Twirla for the first three weeks of the cycle, and a smaller lower-dose patch, or SmP, in the fourth week, which will allow patients to continuously apply patches without interruption. AG200-SP requires additional patch development work on the SmP prior to potentially conducting a pharmacodynamics and pharmacokinetic study.

  •
  AG200-ER (SmP) is an extended cycle regimen utilizing our current patch product and the SmP that is designed to allow a woman to extend the time between her episodes of withdrawal bleeding and experience shorter, lighter periods. By adjusting the length of the contraceptive cycle, AG200-ER (SmP) is designed to potentially minimize breakthrough bleeding and spotting, which is a commonly reported concern with patients using an extended regimen contraceptive product. AG200-ER (SmP) utilizes the same drug product as Twirla during the active phase of the cycle and will utilize the SmP during the final week of the cycle. AG200-ER (SmP) requires additional patch development work on the SmP prior to potentially conducting a pharmacodynamics and pharmacokinetic study.

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

We do not expect to be required to conduct preclinical studies for any of these product candidates. Based upon a number of factors, including, but not limited to, our available capital resources and feedback from the FDA, we continue to review the clinical path and the budgetary requirements for each of these three product candidates. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to advance the development of our other product candidates.

Sales and Marketing

Twirla Commercialization Strategy

        We expect to build a sales and marketing infrastructure in the United States to support the launch of Twirla for contraception, if approved. We anticipate that a targeted sales force focused initially on ObGyns, NPs, PAs and primary care providers who comprise the top prescribers of contraceptives will be highly effective. Outside the United States, in the future we may decide to commercialize Twirla, if approved, by entering into third-party collaboration agreements with pharmaceutical partners. We will require additional capital for the commercial launch of Twirla.

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

        Prescribing in the CHC category is primarily driven by ObGyns, who write 43% of the total prescriptions. In addition, NPs and PAs, who are often affiliated with an ObGyn practice but can also be in a primary care setting, write 29% of all CHC prescriptions. The ObGyns, NPs and PAs combine to write nearly 72% of total CHC prescriptions. In addition, 34% of all prescriptions written by ObGyns are for contraceptives. We plan to focus the promotion of Twirla on these key prescribers and other key customer groups, including consumers and commercial managed care plans. We believe that we can deploy a focused sales force effort targeting the approximately 22,000 prescribers responsible for 80% of branded CHC prescriptions. We believe that this universe of branded prescribers can be covered adequately by a specialty sales force of between 70 and 100 total representatives. In areas of the country where it is not efficient to deploy a sales representative, remote promotion can be used to reach these prescribers.

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

        In March 2017, the U.S. Congress proposed legislation, which, if signed into law by the new administration, would repeal certain aspects of the ACA. Further, on January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices among others. Congress also could consider subsequent legislation to repeal and replace elements of the ACA that are repealed. We will continue to monitor the healthcare reform efforts. While there is uncertainty about the specific effects of healthcare reform, we expect to be able to compete in either a managed care environment that maintains elements of the ACA that require contraceptive coverage or an environment that requires negotiated rebates and discounts.

Market Research

        We have conducted market research with healthcare professionals (HCPs), consumers and managed care decision-makers to determine market drivers, unmet needs and the reaction to the Twirla product profile. A total of over 800 healthcare professionals and over 3,300 consumers have participated in our market research on Twirla and the contraceptive market. The main findings of the market research conducted in December 2016 are discussed below.

Topline Summary of Our ObGyn/NP Market Research:

  •
  HCPs are extremely influential in driving women's choice of hormonal contraceptive

  •
  HCPs admit to presenting oral contraceptives first, ostensibly because of their long history of safety and the HCPs own comfort with the pill

  •
  Patient ability to comply drives hormonal contraceptive choice

  •
  HCPs believe patient engagement in the choice increases personal investment in her birth control and enhances adherence

  •
  Determinants of choice are willingness/ability to be responsible to take/apply birth control, desire to control menses, and tolerance for insertion or injection

  •
  The Pearl Index (PI) is not cited as an important factor driving contraceptive choice and it is not a well understood measure. Efficacy is a given and all hormonal contraceptives are expected to be efficacious

  •
  HCPs consider body mass index (BMI) in their prescribing, however one third of HCPs consider efficacy in women with high BMI a least important attribute

  •
  Young women with busy lives, susceptible to "forgetting" daily contraceptives, are a strong target audience for the Agile patch portfolio

        Two of our more recent market research studies have included an allocation exercise to estimate the potential uptake of Twirla and peak market share. In both of these studies, ObGyns and NPs indicated their allocation of contraceptive prescriptions before and after reviewing a product profile like Twirla. In the 2010 study, which was conducted prior to the implementation of the ACA, ObGyns estimated use of a product like Twirla in 17% of their CHC patients. A proprietary calibration model developed by the research firm was applied to the peak share estimate, to adjust for physician overstatement, resulting in an estimated peak market share of 9% of the CHC market. In the most recent study completed in December 2016, ObGyns and NP/PAs estimated use of Twirla in 22% of their CHC patients, which was also calibrated to adjust for overstatement, resulting in an estimated peak market share of 14% of the CHC market.

        Even with the evolving healthcare landscape, we continue to believe a peak CHC market share of 9% can be achieved with Twirla within seven years of launch, allowing us time to establish a presence in the CHC market and to overcome any perceptions or barriers among prescribers due to the past history of Evra and to account for potential changes in the ACA and overall healthcare landscape.

Topline Summary of Our Consumer Market Research:

  •
  Familiarity and availability sway hormonal contraceptive selection initially toward the pill. Few explore choices extensively through dialogue with HCP, and/or research of their own. Thus, HCP recommendation can be very influential. However, with time and experience, many become disenchanted with the pill because it ties them to a daily schedule.

  •
  Among those who least prefer the contraceptive patch option, their strong impressions were based on issues such as skin irritation from adhesive, blood clots, and weight gain, despite extremely limited exposure to the contraceptive patch.

  •
  Several mention a desire to have a hormonal contraceptive, or HC, method that fits in with their busy lifestyle while still offering control over the HC-taking experience (i.e., unlike implant/IUD which is inserted and forgotten).

  •
  Twirla offers a convenient, less-frequent form of HC that women are interested in trialing for themselves

  •
  Potential downsides are patch cleanliness/appearance and adhesion (particularly while showering or exercising), but women admit they couldn't gauge this without trying the patch first.

  •
  Based solely on the Twirla product profile, approximately 15% of women surveyed in the 2016 Adelphi study indicated they would be "extremely likely" to ask their doctor for a prescription for Twirla.

Topline Summary of Our Managed Care Market Research:

        The managed care research summarized below was conducted with medical and pharmacy directors in September 2016. In regard to forward-looking questions, subjects were asked to assume that the ACA and Contraceptive Mandate would still be in effect.

  •
  Payers are not highly focused on the prescription contraceptive market, and knowledge of individual prescription products was low.

  •
  The category is mainly managed by tier and, to a smaller degree, by closed formularies.

  •
  20% of plans abandoned all management efforts in the category and allowed coverage of all generics and all unique brands at a $0 cost share.

  •
  All respondents indicated they would consider working with a manufacturer to make one product preferred in a contraceptive category. However, preferred status could be in "name only", as many of the preferred products had the same $0 co-pay as non-preferred products.

  •
  Net cost is the most important pricing baseline, but rebates for many plans are still considered a profit center. Most plans would entertain preferred or co-preferred status in return for a modest contract.

  •
  7 of the 10 respondents reacted to the Twirla product profile positively, while 3 responses were neutral. Most indicated the comparator was Xulane, and that a comparable price with an improved safety profile would result in equivalent coverage.

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

        The following table is the 2016 FDA Birth Control Chart, which outlines the 18 unique forms of birth control and compares the effectiveness of each method.

        Although there are over 200 CHC products, including brands and generics, available on the market today, 50.5% of the total market sales, or $1.97 billion in 2016, consisted of sales of just seven branded products. Our potential competitors include large, well-established pharmaceutical companies, and specialty pharmaceutical sales and marketing companies. The product with the highest dollar sales in the CHC market for the 12 months ending December 2016 was Nuvaring®, marketed by Merck, the only contraceptive vaginal ring available on the market, with over $786 million in sales for 2016. The Loestrin® franchise, marketed by Allergan (formerly known as Actavis), consisting of two oral contraceptives, Minastrin® 24 and LoLoestrin®, totaled approximately $898 million in sales in 2016. Other competing products include: Gianvi® and Quartette®, marketed by Teva, Beyaz® and Yaz®, which totaled over $178 million in sales in 2016, marketed by Bayer. Although not a branded product, Xulane, the generic to Ortho Evra and the only patch currently available on the market, generated $211 million in sales in 2016 for Mylan. Additionally, several generics manufacturers currently market and continue to introduce new generic contraceptives, including Sandoz, Glenmark, Lupin, Amneal and Mylan. Based on the market experience of other non-oral CHC dosage forms, including Evra and Nuvaring, we believe there is a continuing demand for an innovative transdermal contraceptive patch that can provide convenience in a low-dose transdermal format.

        There are other contraceptive products, recently approved or in development that may compete with Twirla and our other product candidates. Kyleena® a Bayer product, approved in September 2016, is a hormonal IUD that releases a small amount of hormone to prevent pregnancy for up to 5 years. Also recently approved was Taytulla® from Allegran, which is the only oral contraceptive in a capsule. Companies that have new contraceptive products in various stages of development include Bayer, with a contraceptive patch, an oral contraceptive and a P-only vaginal ring, each in Phase 3 development. Allergan has a vaginal ring in development, which is a generic equivalent to Nuvaring, a P-only ring for which they received a CRL from the FDA, and an additional vaginal ring. This ring is in Phase 3 development which is a 12-month vaginal ring that was developed by the Population Council for use in the developing world. In the past few years, some of the large pharmaceutical companies such as Johnson & Johnson and Pfizer have dissolved their women's health specialty marketing and sales teams, and Bayer has shifted their focus away from their CHC products to their IUD franchise.

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

Manufacturing

        We do not own any manufacturing facilities. We currently rely, and expect to continue to rely, on a third party for the manufacture of our product candidates for clinical trials, as well as for commercial manufacture if any of our product candidates receive marketing approval. In 2006, we entered into an exclusive agreement with Corium International, Inc., or Corium, to develop Twirla using our Skinfusion technology, and also for AG890, which is a P-only contraceptive patch in Phase 1/2 of clinical development. Our Corium agreement is an exclusive arrangement until Corium has commercially produced a significant, agreed-upon quantity of patches, currently projected to occur no earlier than five years following commercial launch of Twirla. Pursuant to the terms of our agreement, Corium is required to use commercially reasonable efforts to maintain sufficient manufacturing capabilities to supply the quantities of Twirla required for its initial commercial launch and commercial sales thereafter. Corium needs to conduct the equipment and facility validation and expansion of its manufacturing capabilities in order to be capable of supplying projected commercial quantities of Twirla, if approved. Based on our interactions with the FDA on the CMC issues raised in the CRL and our plan with Corium to validate the commercial scale equipment to manufacture Twirla, we expect to be able to address these issues in the resubmission of our NDA. We expect the validation and expansion to be completed in coordination with our planned commercialization activities. Corium is responsible for all aspects of Twirla manufacturing.

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

        Prior to May 2015, managed care plans have individually interpreted the requirement for coverage of contraceptives under the ACA. Some plans have designated that all contraceptives containing the same progestin are equivalent, and therefore only cover a select few products containing each progestin, usually the least expensive generics, with no co-pay. Other plans have defined contraceptive methods into categories such as "hormonal", "emergency contraception", and "barrier methods", and they cover just one product for each method with no co-pay. In May 2015, a clarification in the form of an FAQ was issued by the applicable government agencies (HHS, DOL, and Treasury) which clarified the requirements for coverage of contraceptives under the ACA. The FAQ states that plans and issuers must cover without cost-sharing at least one form of contraception in each of the 18 methods the FDA has identified for women in its current Birth Control Guide. The patch is identified as a specific method in the FDA Birth Control Guide, and therefore insurers must cover at least one patch product with no cost-sharing to the patient. Because this clarifying guidance is applied for plan years (or in the individual market, policy years) beginning on or after 60 days from the date of publication of the FAQs, patients did not have had the benefit of this clarification until their new plan year, which generally started in January 2016.

        In March 2017, the U.S. Congress proposed legislation, which, if signed into law by the new administration, would repeal certain aspects of the ACA. Further, on January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices among others. Congress also could consider subsequent legislation to repeal and replace elements of the ACA that are repealed. Therefore, it is difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business. We will continue to monitor the healthcare reform efforts.

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

        Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or subjects with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In Phase 2, the drug typically is administered through controlled studies to a limited subject population with the target disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the drug for specific targeted diseases and to determine dosage tolerance and optimal dosage. In Phase 3, the drug is administered to an expanded subject population, generally at geographically dispersed clinical trial sites, in two adequate and well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product candidate for approval, to establish the overall risk-benefit profile of the product candidate and to provide adequate information for the labeling of the product candidate. In the case of a 505(b)(2) NDA, which is a marketing application in which sponsors may rely on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, some of the above-described studies and preclinical studies may not be required or may be abbreviated. Bridging studies may be needed, however, to demonstrate the applicability of the studies that were previously conducted by other sponsors to the drug that is the subject of the marketing application. In addition to the above traditional kinds of data required for the approval of an NDA, the recently passed 21st Century Cures Act, provides for FDA acceptance of new kinds of data such as such as patient experience data, real world evidence, and, for appropriate indications sought through supplemental marketing applications, data summaries.

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

U.S. Marketing Approval

        Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. These user fees must be filed at the time of the first submission of the application, even if the application is being submitted on a rolling basis. A user fee for the Twirla contraceptive patch was submitted with the original NDA. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review of an application. The FDA's standard review goal is to act on 90% of all Non-New Molecular Entity applications within ten months of FDA receipt of the application. The FDA's review goal for an NDA resubmission, such as Twirla, is to act on 90% of such applications within six months of FDA receipt. This time period may be extended by FDA should an applicant submit new information to the agency during the course of FDA's review of the marketing application. The time period is also only a goal and may not be met by FDA. We expect that our products, if and when approved, will be subject to a standard review goal.

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

        After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a CRL. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing, or other information in order for the FDA to reconsider the application. We received a CRL for Twirla, have conducted the additional required clinical trial and other analyses, and intend to resubmit the NDA for Twirla to the FDA with this updated information. We expect the FDA's review timeline for our Twirla resubmission to be approximately six months after submission. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA's satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

        Even if the FDA approves a product candidate, it may limit the approved indications for use of the product candidate and require that contraindications, warnings or precautions be included in the product labeling, including a black box warning. The FDA also may not approve the inclusion of labeling claims necessary for successful marketing. Moreover, the FDA may require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess certain aspects of a drug's safety and efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms. For example, the FDA may require a risk evaluation and mitigation strategy, or REMS, as a condition of approval or following approval to mitigate any identified or suspected serious risks and ensure safe use of the drug. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. A REMS could materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements, submission of a supplemental application, and FDA review and approval. Further, should new safety information arise, additional testing, product labeling or FDA notification may be required.

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

        In addition, the distribution of prescription pharmaceutical products, including samples, is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

        Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, will be required to label drug product with a product identifier toward the end of 2017 and are required to keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will be required to be done electronically toward the end of 2017. Manufacturers must also verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this legislation, manufactures have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

        In March 2017, the U.S. Congress proposed legislation, which, if signed into law by the new administration, would repeal certain aspects of the ACA. Further, on January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices among others. Congress also could consider subsequent legislation to repeal and replace elements of the ACA that are repealed.

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

Research and Development

        Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $20.9 million, $25.6 million, and $13.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. In 2017, we expect the expenses associated with the SECURE clinical trial to decrease as we complete the close-out activities associated with the trial, and no additional clinical trials are planned at this time. During 2017, we expect to increase activities related to equipment qualification and validation of our commercial manufacturing process as we continue to prepare for the commercialization of Twirla.

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

        A third party may hold intellectual property, including patent rights, which are important or necessary to the development of our product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms. If we were not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

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

        U.S. Patent No. 7,045,145 is directed to the adhesive matrix of the transdermal delivery system used in Twirla and expires in March 2021; product-by-process claims cover patches manufactured by drying wet formulations of the active adhesive matrix. U.S. Patent No. 7,384,650, U.S. Patent No. 8,221,784, and U.S. Patent No. 8,221,785 are all directed to the dry final product formulation of the transdermal delivery system used in Twirla, and expire in March 2021. U.S. Patent No. 8,221,784 covers both Twirla and AG890. Foreign counterparts to these patents have been granted in Australia, Brazil, Canada, China, Europe, France, Germany, Great Britain, Ireland, Italy, India, Israel, Japan, Korea, Mexico, Netherlands, New Zealand, Norway, Spain, Switzerland, and South Africa. U.S. Patent No. 8,883,196 is directed to a method of controlling fertility by applying Twirla or AG890 once each week for three weeks followed by a one week rest interval, or in an extended regimen without a rest interval for a selected number of weeks, and expires November 22, 2020.

        U.S. Patent Nos. 8,246,978, 8,747,888, and 9,050,348 are directed to structural features of the transdermal delivery system used in Twirla and AG890 patch design for transdermal delivery of hormones or of other drugs. As such, these patents protect a platform technology for delivery of LNG, EE, other hormones, and other drugs. These patents expire in July and August 2028. Foreign counterparts are granted in Australia, Canada, China, Spain, France, Netherlands, Italy, UK, Ireland, Germany, Switzerland, Japan, Russia and New Zealand and are pending elsewhere.

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

        U.S. Patent No. 9,364,487 is directed to a composition and device for transdermal delivery of levonorgestrel for P-only therapy. The composition contains an anti-oxidant to protect the progestin against oxidative degradation caused by other components of the composition. We expect this patent to be relevant to at least one product in our pipeline, AG890.

        We own a total of about 45 granted patents in jurisdictions other than the United States, including patents in New Zealand, Australia, Canada, Austria, Germany, Ireland, Italy, The Netherlands, Spain, Switzerland, Israel, India, Japan, South Korea, Mexico, Norway, the Philippines, Taiwan and South Africa. These issued foreign patents include claims directed to transdermal delivery systems having an active adhesive matrix and claims directed to methods of controlling fertility by applying such transdermal delivery systems, and in all cases including a skin permeation enhancer. In addition, we have about 37 pending patent applications in the United States and certain foreign jurisdictions for Twirla and AG890, and for unique patch dosage regimens intended to align with future label expansions and line extensions, such as AG200ER and AG200SP, including an antioxidant formulation and a desogestrel patch.

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

Employees

        As of December 31, 2016, we had 19 full time employees, including eleven in research and development and eight in general and administrative roles. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

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

        We have previously conducted two Phase 3 clinical trials for Twirla, and we filed a new drug application, or NDA, with the FDA for Twirla in April 2012. The FDA issued a Complete Response Letter, or CRL, in February 2013, identifying certain issues, including a request for additional clinical data, quality information and chemistry, manufacturing and controls information, which must be addressed before approval can be granted. We have continued to interact with the FDA on its CMC and other questions and continued additional supportive testing in order to respond to the FDA's CMC questions. In addition, we are gathering the requested information and conducted an additional Phase 3 clinical trial for Twirla®, which we refer to as the SECURE clinical trial. The SECURE clinical trial commenced enrollment during the third quarter of 2014 and completed in December 2016. In January 2017, we announced top-line results. Based on the results of the SECURE clinical trial and additional information relating to the manufacture of Twirla, we plan to resubmit our NDA in the first half of 2017. Although we met with the FDA in October 2013 to discuss our new Phase 3 clinical trial and have received substantial written comments from the FDA in subsequent interactions, we have not sought and have not obtained agreement with the FDA on a special protocol assessment regarding the new Phase 3 trial. We cannot predict whether regulators will agree with our conclusions regarding the results of the SECURE clinical trial or any clinical trials we have conducted to date, including whether our data are reliable and generalizable. For example, based on the SECURE top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88. If we were to exclude the top-line data on the obese subpopulation, our Pearl Index for non-obese patients was 3.94 with an upper-bound of the 95% confidence interval of 5.35. The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03. In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI≥30kg/m2). Although ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index, the FDA could conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population. Accordingly, FDA may not approve our Twirla NDA. Alternatively, FDA may determine that for a specific subgroup of patients, Twirla has lower efficacy and presents a higher risk, necessitating labeling restrictions. For instance, FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories. As such, we may not obtain approval of Twirla based on these data or any other basis, or if approved, may only receive approval with significant labeling restrictions. In addition, the FDA may re-inspect our manufacturing partner's facilities as well as SECURE clinical trial sites during its review of our resubmission before approval can be granted.

        Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In the United States, it is necessary to submit an NDA to obtain FDA approval. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate's safety and efficacy for each desired indication, although we may partially rely on published scientific literature or the FDA's prior approval of similar products. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA may further inspect our manufacturing facilities to ensure that the facilities can manufacture our product candidates and our products, if and when approved, in compliance with the applicable regulatory requirements, as well as inspect our clinical trial sites to ensure that our studies are properly conducted. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. Upon submission, or resubmission, of an NDA, the FDA must make an initial determination that the application is sufficiently complete to accept the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA, or ultimately be approved. If the application is not accepted for review or approved, the FDA may require that we conduct additional clinical or preclinical trials, or take other actions before it will reconsider our application. If the FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider any additional information to be complete or sufficient to support approval.

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

        The process to develop, obtain regulatory approval for and commercialize product candidates is long, complex and costly both inside and outside of the United States, and approval is never guaranteed. Even if our product candidates were to successfully obtain approval from regulatory authorities, any such approval might significantly limit the approved indications for use, including more limited patient populations, require that precautions, contraindications or warnings be included on the product labeling, including black box warnings, require expensive and time-consuming post-approval clinical studies, risk evaluation and mitigation strategies, or REMS, or surveillance as conditions of approval, or, through the product label, the approval may limit the claims that we may make, which may impede the successful commercialization of our product candidates. For example, we believe that Twirla, if approved, will have labeling consistent with all other marketed hormonal contraceptive products, which include class labeling that warns of risks of certain serious conditions, including venous and arterial blood clots, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease, and hypertension, and a boxed warning regarding risks of smoking and CHC use, particularly in women over 35 years old who smoke. However, regulatory authorities may require the inclusion of additional statements about adverse events in the labeling, including additional black box warnings or contraindications. Following any approval for commercial sale of our product candidates, certain changes to the product, such as changes in manufacturing processes and additional labeling claims, as well as new safety information, will be subject to additional FDA notification, or review and approval. Also, regulatory approval for any of our product candidates may be withdrawn. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, our ability to market to our full target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed. Furthermore, we may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue or complete the development of any of our current or future product candidates.

The reported results of the SECURE clinical trial are based on top-line data and may ultimately differ from actual results once additional data are received and fully evaluated.

        The reported results of the SECURE clinical trial that we have publicly disclosed, and that are discussed herein, consist of top-line data. Top-line data are based on a preliminary analysis of currently available efficacy and safety data, and therefore the reported results, findings and conclusions related to the SECURE clinical trial are subject to change following a comprehensive review of the more extensive data that we expect to receive related to the SECURE clinical trial. Top-line data are based on important assumptions, estimations, calculations and information currently available to us, and we have not received or had an opportunity to fully and carefully evaluate all of the data related to the SECURE clinical trial. As a result, the top-line results of the SECURE clinical trial that we have reported may differ from future results, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the potential for approval of Twirla, or if approved, the labeling and commercial value of Twirla and our business in general. If the top-line data that we have reported related to the SECURE clinical trial differ from actual results, our ability to obtain approval for, and commercialize, our products may be harmed, which could harm our business, financial condition, operating results or prospects.

The FDA may disagree with our interpretation of clinical results obtained from the SECURE clinical trial, our results do not guarantee support for a resubmission of our NDA or for regulatory approval, and, even if the SECURE clinical trial data are deemed to be positive by the FDA, the FDA may disagree with other aspects of the SECURE clinical trial and decline to approve Twirla for the proposed indication.

        We have reported positive top-line data from the SECURE clinical trial. However, even if we believe that the data from the SECURE clinical trial are positive, the FDA could determine that the data from the SECURE clinical trial were negative or inconclusive or could reach a different conclusion than we did on that same data. Negative or inconclusive results of a clinical trial or difference of opinion could cause the FDA to decline to approve our application or require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results to the satisfaction of the

FDA or that the FDA will agree with our interpretation of the results. Any such determination by the FDA would delay the timing of our commercialization plan for Twirla or prevent its further development, or the further development of our other product candidates, and adversely affect our business operations. Additionally, the FDA may provide review commentary at any time during the resubmission and review process which could delay the review timeline, adversely affect the review process, or even prevent the approval of Twirla, any of which would adversely affect our business. We may not be able to appropriately remedy issues that the FDA may raise in its review of our NDA resubmission, and we may not have sufficient time or financial resources to conduct future activities to remediate issues raised by the FDA.

        There is no guarantee that the data obtained from the SECURE clinical trial will be supportive of, or guarantee, an NDA resubmission, or result in our successfully obtaining FDA approval of Twirla in a timely fashion and for a commercially viable indication, if at all. For example, the FDA could determine that the trial did not meet its objectives or the FDA could still have concerns regarding the conduct of the SECURE clinical trial, including regarding discontinuance of subjects from the trial. At any future point in time, the FDA could require us to complete further clinical or preclinical trials, or take other actions which could delay or preclude any NDA resubmission or approval of the NDA and would require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all, nor is there any guarantee that FDA would consider any additional information complete or sufficient to support approval. If the Twirla NDA is resubmitted, the FDA may hold an advisory committee meeting to obtain committee input on the safety and efficacy of Twirla. Typically, advisory committees will provide responses to specific questions asked by the FDA, including the committee's view on the approvability of the product candidate under review. Advisory committee decisions are not binding but an adverse decision at the advisory committee may have a negative impact on the regulatory review of Twirla. Additionally, we may choose to engage in the dispute resolution process with the FDA if we do not receive approval, which could extend the timeline for any potential approval.

        Further, if we are able to resubmit an NDA for Twirla with the clinical data from the SECURE clinical trial, there is no guarantee that such data will be deemed sufficient by the FDA. While we designed the protocols for the SECURE clinical trial to address the issues raised in the CRL, there is no guarantee that the FDA will deem such protocols or results from the study sufficient to address those issues when they are formally reviewed as a part of an NDA resubmission or to demonstrate safety and efficacy to the satisfaction of the FDA. The FDA has significant discretion in the review process, and we cannot predict whether the FDA will agree with our conclusions regarding the results of the SECURE clinical trial, including whether our data are reliable and generalizable. For example, the FDA may disagree with our calculations relating to the number of pregnancies occurring on study, or may view the SECURE data as insufficient to demonstrate a favorable benefit/risk profile for approval for the proposed indication. In addition, based on top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88. If we were to exclude the top-line data on the obese subpopulation, our Pearl Index for non-obese patients was 3.94 with an upper-bound of the 95% confidence interval of 5.35. The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03. In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI≥30kg/m2). Although ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index, the FDA could conclude that our Pearl Index for either the overall study population or a subgroup of the study population or only the non-obese study population is too high to demonstrate efficacy and an adequate risk/benefit profile, and as such, the FDA could decline to approve Twirla on this or any other basis. Further, the FDA may not agree with our analysis of the relationship between BMI and efficacy for Twirla and the FDA may interpret our overall data differently than we do and may decline to approve Twirla on this or any other basis.

        Moreover, even if we obtain approval of Twirla, any such approval might significantly limit the approved indications for use, including by limiting the approved label for use by more limited patient populations than we propose, require that precautions, contraindications or warnings be included on the product labeling, including black box warnings, require expensive and time-consuming post-approval clinical studies, risk evaluation and mitigation strategies, or REMS, or surveillance as conditions of approval, or, through the product label, the approval may limit the claims that we may make, which may impede the successful commercialization of Twirla. For example, the FDA may deem the higher Pearl Index in the obese subpopulation when combined with safety findings for this subpopulation to warrant a labeling limitation or warning for such subpopulation, which could limit the commercial potential of the product, if approved. Moreover, because we did not conduct any head-to-head studies of Twirla against Ortho Evra, we will not be able to make direct comparative claims regarding the safety, efficacy or pharmacokinetics of Twirla and Ortho Evra or its generic version, Xulane®.

Failure can occur at any stage of clinical development. If the clinical trials for Twirla or any of our current or future product candidates are unsuccessful, we could be required to abandon development.

        Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in or adherence to trial protocols, differences in size and type of the subject populations and the rates of dropout among clinical trial subjects. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for our product candidates. For example, we received a CRL from the FDA with respect to an NDA previously filed for Twirla, in which the FDA requested, among other items, additional Phase 3 clinical data to support the application. The SECURE Phase 3 clinical trial was designed in consultation with the FDA and is different than the design of our previous clinical trials of Twirla and it is possible that there could be significant variability in the safety and efficacy results of these trials. Additionally, while our SECURE Phase 3 clinical trial was designed and implemented in a manner to address the FDA's comments and guidance, it is possible that the trial may not be successful or the FDA could conclude the data are not reliable or generalizable. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trials may not be successful.

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

        If the results of the clinical trials for our current product candidates or clinical trials for any future product candidates do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. For example, in the CRL that we received from the FDA in connection with the NDA previously filed for Twirla, one of the FDA's comments was that acceptable evidence of efficacy was not demonstrated, as measured by Pearl Index, or PI. Specifically, in our completed Phase 3 trials, the PI was higher than that seen in registration trials for previously approved hormonal contraceptives. Experts seem to agree that inconsistent or incorrect use is a major contributor to the increased PI seen in more recent contraceptive trials. The PI values from clinical trials are also affected by additional factors, including differences in study design, increased sensitivity of early pregnancy tests, weight and body mass index, or BMI, of the study population and user experience. For example, consistent with other recent hormonal contraceptive clinical trials, including Ortho Evra® and Quartette®, and the 2015 meta-analysis conducted by FDA authors on the effect of obesity on the effectiveness of hormonal contraceptives, a relationship between obesity and efficacy was observed among subjects 35 years of age and under in our SECURE clinical trial. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer-term trials, or have failed to obtain regulatory approval of their product candidates. Many compounds that initially showed promise in clinical trials or earlier preclinical studies have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. Our SECURE Phase 3 clinical trial for our primary product candidate, Twirla, may not produce successful results and the FDA may interpret the data from the SECURE trial differently than we do and may decline to approve Twirla on this or any other basis.

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

  •
  The number of subjects required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate. For instance, we experienced a high withdrawal rate in our Phase 3 clinical trials for Twirla and we experienced slower than anticipated enrollment in our SECURE clinical trial;

  •
  Our third party contract research organization, or CRO, or study sites may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all. For instance, investigator compliance with study procedures was an issue that we encountered in our two Phase 3 clinical trials for Twirla completed prior to SECURE;

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

        In December 2016, we completed our SECURE Phase 3 clinical trial for Twirla and, as we have previously announced, we expect to conduct additional clinical trials in the future for our other product candidates subject to available funding. Subject enrollment for our future clinical trials, which is a significant factor in the timing of clinical trials, is affected by a variety of factors, including the following:

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

  •
  Subjects' ability to comply with the specific instructions related to the trial protocol, proper documentation and use of the drug product. For instance, in our two Phase 3 clinical trials for Twirla completed prior to SECURE, there was a high rate of subject noncompliance;

  •
  Inability to obtain or maintain subject informed consents;

  •
  Risk that enrolled subjects will drop out before completion;

  •
  Subject's relationship with her partner; and

  •
  Other events that may occur and are beyond our control.

        Furthermore, we plan to rely on a CRO and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we may have agreements governing their committed activities, we have limited influence over their actual performance. Additionally, the CRO and clinical trial sites may have business, regulatory, personnel or other issues that keep us from satisfactorily completing our clinical trials. Any delays or unanticipated problems during clinical trials, such as additional monitoring of clinical trial sites, slower than anticipated enrollment in our clinical trials or subjects dropping out of or being excluded from participation in our clinical trials at a higher rate than we anticipate, could increase our costs, slow down our product development and approval process and harm our business. For example, we experienced a slower than expected rate of enrollment for our SECURE Phase 3 clinical trial of Twirla, which we began enrolling in the fourth quarter of 2014, and, as a result, we completed the clinical trial in December 2016.

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

  •
  Regulatory requests for additional analyses, reports, data, non-clinical and preclinical studies and clinical trials;

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

  •
  Our inability to adequately address the FDA's request in the CRL for additional information on controls and release specifications related to Twirla, and manufacturing and control information related to the Drug Master File of one of the raw materials in Twirla, and validate our commercial manufacturing process;

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

        In December 2016, we completed our Phase 3 SECURE clinical trial and announced top line data in early January 2017. We plan to resubmit our NDA for Twirla in the first half of 2017. The FDA's review of our NDA is subject to all the risks described above in addition to, among other things, the FDA's assessment of our specific response to the 2013 CRL and the efficacy and safety of Twirla as demonstrated in the final SECURE clinical trial results. The lengthy and unpredictable approval process, as well as the unpredictability of future clinical trial results, may result in our failure to obtain regulatory approval to market Twirla or any of our other product candidates, which would significantly harm our business, results of operations and prospects.

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

        If we are required to conduct additional clinical trials or other studies with respect to any of our product candidates beyond those that we contemplated, if we are unable to successfully complete our clinical trials or other studies or if the results of these studies are not positive or are only modestly positive, we may be delayed in obtaining regulatory approval for our product candidates, we may not be able to obtain regulatory approval at all or we may obtain approval for indications that are not as broad as intended. For example, the FDA issued a CRL in response to our NDA for Twirla requesting, among other items, an additional Phase 3 clinical study, which has delayed our ability to obtain regulatory approval for that product candidate. We may also experience delays due to changes in regulatory requirements and guidance, which may require protocol amendments or the conduct of additional studies. These amendments and additional studies may require regulatory or IRB approval. The approval and conduct of these studies may delay, limit or preclude regulatory approval for our product candidates. Our product development costs will also increase if we experience delays in testing or approvals and we may not have sufficient funding to complete the testing and approval process for any of our product candidates. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products if and when approved. If any of this occurs, our business will be materially harmed.

Our product candidates may have undesirable adverse effects, which may delay or prevent regulatory approval or, if approval is received, require our products to be taken off the market, require them to include safety warnings or otherwise limit their sales.

        Unforeseen adverse effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. In the combined safety population of our previously completed Phase 3 trials, there were a total of 22 serious adverse events, or SAEs, of which 16 occurred in the Twirla cohort, which had approximately 2.3 times as many subjects as the oral contraceptive comparator cohort. Three of the 16 SAEs in the Twirla cohort (0.2% of the overall Twirla safety population) were considered to be possibly related to Twirla, and included one drug overdose with Benadryl, one case of uncontrollable nausea and vomiting and one instance of deep vein thrombosis, or DVT. In addition to the SAEs described above, some subjects taking Twirla experienced non-serious adverse events, such as nausea, headache, application site irritation and breast tenderness. Subjects receiving the oral contraceptive comparator also experienced non-serious adverse events such as nausea, headache and breast tenderness, though at different rates. In the SECURE clinical trial, SAEs were observed in 2.0% of the SECURE trial population, and 0.6% of subjects had SAEs that were considered potentially study drug related, including DVT, pulmonary embolism, or PE, gallbladder disease, ectopic pregnancy, and depression. In the combined safety database for the three Agile Phase 3 trials (n >3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI >30kg/m2).

        Any undesirable adverse effects that may be caused by our product candidates could interrupt, delay or halt clinical trials and could result in more restrictive labeling or the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. For instance, FDA may determine that for specific subgroups of patients. Twirla has lower efficacy and presents a higher risk. Accordingly, FDA may not approve our Twirla NDA or may require labeling restrictions. By example, FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories. Adverse effects could also impact subject recruitment or the ability or willingness of enrolled subjects to complete the trial, or result in product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

        The Hatch-Waxman Act added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA's previous findings of safety and efficacy for an approved product. The FDA may also require companies to perform additional clinical trials or measurements to support any deviation from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the reference product's label, including a black box warning, or may require additional limitations, contraindications, warnings or precautions. We have submitted an NDA for Twirla under Section 505(b)(2) and as such the NDA relied, in part, on the FDA's previous findings of safety and efficacy from investigations for approved products containing ethinyl estradiol, or EE, and levonorgestrel, or LNG and published scientific literature for which we have not received a right of reference. We received a CRL in response to our Section 505(b)(2) NDA for Twirla, in which the FDA requested, among other things, that we conduct an additional Phase 3 clinical trial. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval for Twirla, the FDA may require us to perform additional clinical trials or measurements to support approval over and above the clinical trials that we have already completed. In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years some pharmaceutical companies and others have objected to the FDA's interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA's interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) NDAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of our product candidates, including Twirla.

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

  •
  Obtain additional capital for the commercial launch of Twirla, if approved, as well as advancing the development or our other product candidates;

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

        We have incurred losses in each year since our inception in December 1997. Our net loss was $ 28.7 million, $30.3 million and $16.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $193.5 million.

        Specialty pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur expenses without corresponding revenues until we are able to obtain regulatory approval and subsequently sell Twirla in significant quantities, which may not happen. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We expect to incur increased expenses as we complete the development of Twirla, respond to the CRL and supplement our NDA with the results of the SECURE trial, complete the qualification and validation of our commercial manufacturing process, initiate pre-launch commercial activities, commercially launch Twirla, advance our other product candidates and expand our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital for the commercial launch of Twirla, if approved, as well as advancing the development of our other product candidates. To date, we have financed our operations primarily through sales of common stock, convertible preferred stock and convertible promissory notes and to a lesser extent, through term loans and government grants. Our product candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue.

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

        We need large amounts of capital to support our development and commercialization efforts for Twirla. If we are unable to secure sufficient capital to fund our operations, we will not be able to continue these efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to Twirla with third parties in ways that we currently do not intend or on terms that may not be favorable to us. Our cash and cash equivalents were $48.8 million as of December 31, 2016. Based on our current business plan, we believe that our cash and cash equivalents as of December 31, 2016 will be sufficient to meet our operating requirements into the second quarter of 2018. Our current business plan assumes resubmission of the NDA for Twirla in the first half of 2017, a six month FDA review of our resubmission, initiation of pre-commercial activities and initiation of validation of our commercial manufacturing process in coordination with the commercialization of Twirla. In the event of unforeseen changes to our planned timelines, we have the ability to postpone certain commercial and validation spending in order to continue the funding of our operations into the second quarter of 2018. We anticipate requiring additional capital to fund operating needs thereafter, including among other items, the commercial launch for Twirla and advancing the development of our other product candidates. We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or we encounter any unforeseen events that affect our current business plan. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms and not enter into strategic collaborations, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

        In February 2015, we entered into a loan and security agreement, referred to herein as the Hercules Loan Agreement, with Hercules Capital, Inc., or Hercules, for a term loan of up to $25.0 million. The Hercules Loan Agreement was amended effective August 25, 2016. A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay our term loan with Oxford. Under terms of the Hercules Loan Agreement, we may, but are not obligated to, draw an additional tranche of up to $8.5 million through March 31, 2017, subject to the achievement of certain clinical milestones. We are currently in discussions with Hercules to extend the period during which the additional tranche of $8.5 million may be drawn. We can make no assurances that our discussions will ultimately be successful and, if such discussions result in an extension of the period in which we may draw the additional tranche of $8.5 million, we could incur additional fees payable to Hercules.

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

        The Hercules Loan Agreement is secured by substantially all of our property other than our intellectual property. As a result of the amendment to the Hercules Loan Agreement, we are currently required to make interest-only payments through January 2017. On February 1, 2017, we began making principal payments with respect to the Hercules Loan. The Hercules Loan Agreement currently bears interest at rate of 9.0% per annum and matures on December 1, 2018.

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

        Our operations have consumed substantial amounts of cash since inception. From our inception to December 31, 2016, we have cumulative net cash flows used by operating activities of $170.1 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

        Based on our current business plan, we believe that our cash and cash equivalents as of December 31, 2016 will be sufficient to meet our operating requirements into the second quarter of 2018. Our current business plan assumes resubmission of the NDA for Twirla in the first half of 2017, a six month FDA review of our resubmission and successful completion of validation of its commercial manufacturing process in coordination with the commercialization of Twirla. We expect that these funds will not be sufficient to enable us to complete all necessary development of our product candidates other than Twirla, or commercially launch Twirla or our other current product candidates. Accordingly, we will be required to obtain further funding through other public or private offerings, debt financing, collaboration or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward- looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.

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

        Assuming FDA approval, Twirla will be the first product that we commercialize. The rest of our pipeline of products are in earlier stages of clinical development and will require additional clinical and product development and funding in order to advance towards commercialization, which could take considerable time. If Twirla is not approved, our ability to advance our pipeline would be significantly adversely affected. In addition, we will require additional capital for the commercial launch of Twirla. Our ability to generate revenues and become profitable will depend in large part on the commercial success of Twirla. Potential prescribers of Twirla include physicians, nurse practitioners (NPs), physician's assistants (PAs) and pharmacists. Registered Pharmacists (RPh) are authorized to prescribe contraceptives in some states currently, and others have pending legislation that would allow pharmacists to prescribe contraceptives. If Twirla or any other product that we commercialize in the future does not gain an adequate level of acceptance among prescribers, patients and third parties, we may not generate significant product revenues or become profitable. Market acceptance of Twirla, and any other product that we commercialize, by prescribers, patients and third party payors will depend on a number of factors, some of which are beyond our control, including:

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

        We are seeking approval for Twirla from the FDA for a contraception indication. Following our original submission of the NDA, we received a CRL from the FDA requesting, among other things, additional Phase 3 data. Our ability to commercialize Twirla, and the timing of Twirla commercialization, is dependent on FDA's review of our data from the SECURE trial and our NDA for Twirla, and other items such as timely and successful completion of validation of equipment for commercial manufacturing, ultimate FDA approval, and additional capital. In our current business plan, we have assumed resubmission of our NDA for Twirla to the FDA in the first half of 2017, a six-month FDA review of our resubmission and completion of validation of our commercial manufacturing process in coordination with our commercialization of Twirla. We cannot assure you that the FDA will approve Twirla or that the FDA's timeline for review will be within six months.

        At present, we have no sales personnel and a limited number of marketing personnel. Depending on our available capital resources, we do not intend to begin to hire additional marketing personnel until shortly prior to the final submission to our NDA or establish our own sales force or engage a contract sales organization in the United States until shortly prior to FDA approval of Twirla. At the time of our anticipated commercial launch of Twirla, assuming regulatory approval by the FDA, our sales and marketing team will have worked together for only a limited period of time. If our regulatory review period by the FDA is extended beyond six months, we may need to postpone initiating certain commercial activities in order to preserve cash, in which case our ability to launch Twirla would be compromised. We cannot guarantee that we will be successful in marketing Twirla in the United States.

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

  •
  Our ability to obtain additional capital;

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

  •
  Healthcare reform activities, including, without limitation, the repeal, reform or replacement of the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 or, collectively, the Affordable Care Act, or ACA, and its effect on pharmaceutical coverage, reimbursement and pricing could limit our revenue; and

  •
  Access to the prescriber universe, particularly obstetrics and gynecology physicians, could be limited, decreasing our ability to promote Twirla efficiently.

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

  •
  Limitations on use or warnings contained in FDA-approved labeling, which could include, for example, limitations on the use of Twirla for women based on BMI or weight;

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

        In addition, even if we obtain regulatory approval, the timing of an approval may reduce our ability to commercialize Twirla successfully. For example, if the approval process takes too long, we may miss market opportunities, give other companies the ability to develop competing products, and require us to raise additional capital, which could delay our commercial launch. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render Twirla not commercially viable. For example, regulatory authorities may grant approval contingent on the performance of costly post- marketing clinical trials or other post-marketing commitments, including REMS, or may approve Twirla with a label that contains fewer, or more limited, indications than requested, warnings, precautions or contraindications, including black box warnings, and the label may not include the claims necessary or desirable for the successful commercialization of Twirla. Any of the foregoing scenarios could materially harm the commercial prospects for Twirla.

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

        The proportion of the U.S. market that is made up of generic products has been increasing over time. In 2005, generic contraceptive products held 47% of prescription volume and 34% of sales and, by 2011, those values had risen to 68% and 44%, respectively. For the year ended December 31, 2016, approximately 83% of the prescription volume and approximately 43% of sales of combined hormonal contraceptives, or CHCs, in the U.S. were generated by generic products. If this trend continues, it may be more difficult to introduce Twirla, if approved, as a branded contraceptive, at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to introduce Twirla in order to overcome the trend towards generics and to gain access to reimbursement by payors. If we are unable to introduce Twirla at a price that is commensurate with that of current branded contraceptive products, or we are unable to gain reimbursement from payors for Twirla, or if patients are unwilling to pay any price differential between Twirla and a generic contraceptive, our revenues will be limited. For example, in light of the introduction of the generic version of the Ortho Evra product by Mylan Inc. in April 2014, and the subsequent discontinuation of distribution of Ortho Evra in October 2014 by Janssen in order to be competitive and gain market share, we may increase the rebates available to commercial payors or we may provide incentives to consumers covered by non-governmental payors, such as coupons or rebates, in order to make up for the difference in the co-payment for Twirla and the generic patch product.

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

        There are other contraceptive product candidates in development that, if approved, would potentially compete with Twirla. Specifically, Bayer has a contraceptive patch approved in the European Union, or E.U. Bayer entered into a license and distribution agreement for the sale of this contraceptive patch in Europe with Gedeon Richter Ltd. Other companies that have new contraceptive product candidates in various stages of development include Teva (oral contraceptive in Phase 3), Merck (vaginal ring and oral contraceptive in Phase 3), Allergan (vaginal ring in Phase 3) and Antares Pharma, Inc. (transdermal gel contraceptive in Phase 2).

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

        Of particular relevance to our business is the ACA requirement that all health plans, with limited exceptions, cover certain preventive services for women with no cost-sharing, which means no deductible, no co-insurance and no co-payments by the patient. Contraceptive methods and counseling, including all FDA-approved contraceptive methods as prescribed, are included in the ACA mandate, and this has come to be known as the "contraceptive mandate." Under the ACA, payors are only required to cover one favored product within each contraceptive "method" without imposing any cost-sharing obligations on the patient. For example, the introduction of a generic contraceptive patch product with a price that will likely be lower than the price of Twirla makes it less clear that Twirla would have a preferred position, such as coverage without a co-insurance payment, under the ACA contraceptive mandate. Other products within the same method may also be covered, but payors are allowed to use reasonable medical management techniques, such as the application of cost-sharing obligations. An amendment was issued that provided an exemption to the contraceptive mandate for group health plans established or maintained by religious employers. However, the contraceptive mandate has remained controversial, with several legal challenges filed around the country. In June 2014, the U.S. Supreme Court ruled that owners of certain private companies can object to the contraceptive mandate on religious grounds and in November 2015, the Court agreed to hear arguments from non-profit organizations requesting similar treatment. Although it is too early to determine the full effect of the contraceptive mandate and other provisions of the ACA on our business, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. In March 2017, the U.S. Congress proposed legislation, which, if signed into law by the new administration, would repeal certain aspects of the ACA. Further, on January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices among others. Congress also could consider subsequent legislation to repeal and replace elements of the ACA that are repealed. There are several proposals to reform the federal healthcare laws being advocated and it is still unclear whether such reform efforts will succeed and if so, which proposals will ultimately be successful. Therefore, it is difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business.

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

        Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, will be required to label drug product with a product identifier toward the end of 2017 and are required to keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will be required to be done electronically toward the end of 2017. Manufacturers must also verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this legislation, manufactures have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

        The machinery to produce the commercial supply of Twirla must be qualified and validated, which is time-consuming and expensive, and this machinery is located within one manufacturing site and is customized to the particular manufacturing specifications of Twirla. If Corium is unable to qualify and validate this equipment in a timely manner and successfully produce validation batches, our ability to launch and commercialize Twirla will be compromised and we could require additional capital to complete the validation process. If this customized equipment malfunctions at any time during the production process, the time it may take Corium to secure replacement parts, to undertake repairs and to revalidate the equipment and process could limit our ability to meet the commercial demand for Twirla. Similar manufacturing conditions may also apply to our other product candidates. This may increase the risk that the third party manufacturer may not manufacture Twirla in accordance with the applicable regulatory requirements, that we may not have sufficient quantities of Twirla or our product candidates or that we may not have such quantities at an acceptable cost, any of which could delay, prevent, or impair the commercialization of Twirla, if approved, and the development of our product candidates.

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

        We, through Corium, also rely on certain third parties as the current sole source of the materials they supply. Although many of these materials are produced in more than one location or are available from another supplier, if any of these materials becomes unavailable to us for any reason, we likely would incur added costs and delays in identifying or qualifying replacement materials and there can be no assurance that replacements would be available to us on acceptable terms, or at all. In certain cases we may be required to get regulatory approval to use alternative suppliers, and this process of approval could delay development of our product candidates and, assuming FDA approval, commercial production of Twirla, indefinitely. For example, the sole manufacturer of one of the components of the packaging of our Twirla patch notified us that it would be discontinuing manufacture of the component in 2016, although it has now extended the period during which it will continue to manufacture the component. In conjunction with Corium, we were able to secure an amount of inventory of the packaging component that we believe will last until 2019. We are currently evaluating sources for a replacement for this discontinued component and, assuming FDA approval of this replacement material, we plan to use the replacement material in connection with the commercial production of Twirla.

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

        As CROs are not our employees, we cannot control whether or not they devote sufficient time and resources to our clinical trials for which they are engaged to perform, and whether they comply with the applicable regulatory requirements, known as Current Good Clinical Practices, or cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our product candidates in clinical development, which include requirements related to the conduct of the study, subject informed consent, and IRB approval. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. Although we may rely on third parties for the execution of our trials, we are nevertheless responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on CROs does not relieve us of our regulatory responsibilities. If we or any of our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, European Medicines Agency or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications, in addition to SECURE. We cannot assure you that, upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product candidate materials produced under cGMP regulations. Our failure to comply with these regulations may require us to discontinue or repeat clinical trials, which would delay the regulatory approval process. If the CROs we engage do not successfully carry out their contractual duties or obligations, conduct the clinical trials in accordance with all regulatory requirements, or meet expected deadlines, or if they need to be replaced, or the quality or accuracy of the data they provide is compromised due to the failure to adhere to regulatory requirements or for other reasons, then our development programs may be extended, delayed or terminated, or we may not be able to obtain marketing approval for or successfully commercialize our product candidates. Failure to comply with clinical trial regulatory requirements may further subject us to regulatory action, including Warning Letters, Untitled Letters, adverse inspectional findings, clinical holds or termination, criminal and civil penalties, including imprisonment, injunction against manufacture or distribution and debarment. As a result, our financial results and the commercial prospects for our product candidates would be harmed and our costs would increase.

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

        Even if we obtain U.S. regulatory approval of Twirla or other product candidates, the FDA may still impose significant restrictions on their indicated uses, including more limited patient populations, require that precautions, contraindications, or warnings be included on the product labeling, including black box warnings, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Claims that we may make may also be restricted through our approved labeling. For example, based on the SECURE top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88. The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03. In the combined safety database for our three Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI≥30kg/m2). Although ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index, the FDA could conclude that the Pearl Index in the overall population or a subpopulation is too high to demonstrate efficacy and an adequate risk/benefit profile. As such, we may not obtain approval of Twirla based on these data or any other basis. Even if we receive approval of Twirla, FDA may determine that for a specific subgroup of patients, Twirla has lower efficacy and presents a higher risk, necessitating labeling restrictions. For instance, FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories or otherwise require labeling limitations or warnings for such subpopulation, which could limit the commercial potential of the product, if approved. FDA may further require us to include other information and/or data in the label for Twirla that may make it more difficult for us to successfully commercialize the product, if approved. For instance, FDA may require us to include the Pearl Index results from the previously conducted Phase 3 trials, which were higher than the SECURE trial's overall and certain sub-group Pearl Index results. We will discuss specific labeling requirements with FDA in the future.

        If approved, Twirla and our other product candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, import, export, safety surveillance, advertising, marketing promotion, recordkeeping, reporting of adverse events and other post-market information, and further development. These requirements include registration with the FDA, listing of our drug products, payment of annual fees, as well as continued compliance with cGCPs for any clinical trials that we conduct post-approval. Application holders must notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product manufacturing changes. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. If we are found to be noncompliant with applicable requirements, the FDA and other government authorities may issue a Warning Letter or Untitled Letter, or take other regulatory action such as a product seizure and detention, withdrawal of product approval, request for a recall, refusal to allow the import or export of the product, criminal or civil penalties, injunction against or restriction of manufacture or distribution, consent decrees, disgorgement, restitution, clinical holds or terminations, exclusion from federal healthcare programs, corporate integrity agreements, or imprisonment.

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

        The patent positions of pharmaceutical products are often complex and uncertain. The breadth of claims allowed in pharmaceutical patents in the United States and many jurisdictions outside of the United States is not consistent. For example, in many jurisdictions the support standards for pharmaceutical patents are becoming increasingly strict. Some countries prohibit method of treatment claims in patents. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or create uncertainty. In addition, publication of information related to our current product candidates and potential products may prevent us from obtaining or enforcing patents relating to these product candidates and potential products, including without limitation transdermal delivery systems and methods of using such transdermal delivery systems. Our product candidates contain generically available active pharmaceutical ingredients. As a result, new chemical entity patents directed to the active pharmaceutical ingredients in our product candidates, which are generally believed to offer the strongest form of patent protection, are not available for our product candidates.

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

  •
  There can be no assurance that the term of patent protection will be long enough for our company to realize sufficient economic value under the patents following commercialization of our product candidates;

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

  •
  There may be prior art of which we are not aware that may affect the validity or enforceability of one or more patent claims;

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

        There can be no assurance that our pending patent applications will result in issued patents in the United States or foreign jurisdictions in which such applications are pending. Even if patents do issue on any of these applications, there can be no assurance that a third party will not challenge their validity or enforceability, that we will obtain sufficient claim scope or term in those patents to prevent a third party from competing successfully with our product candidates, or that, even if our patents are found to be valid, enforceable, and infringed, a legal tribunal would enjoin infringing activity.

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

        On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a "first to file" system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in post-grant proceedings including reexamination, post-grant review, inter-partes review, or derivation or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

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

        Third parties may assert that we are employing their proprietary technology without authorization and may sue us for patent or other intellectual property infringement or misappropriation. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and scientific personnel. If we are sued for patent infringement, we would need to demonstrate that our product candidates or methods either do not infringe the claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this.

Proving invalidity or unenforceability is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion. If a court holds that any third-party patents are valid, enforceable and cover our product candidates or their use, the holders of any of these patents may be able to block our ability to commercialize our product candidates unless we acquire or obtain a license under the applicable patents or until the patents expire. We may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. Any inability to secure licenses or alternative technology could result in delays in the introduction of our product candidates or lead to prohibition of the manufacture or sale of product candidates by us. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages and attorneys' fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information, know-how or trade secrets could have a similar negative impact on our business. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

        In addition, our patents and patent applications in the United States and other jurisdiction could face other challenges, such as derivation or interference proceedings, opposition proceedings, inter partes review, reexamination proceedings, third party submissions of prior art, and other forms of post-grant challenges. In the United States, for example, post-grant review, which is similar to opposition proceedings available in many countries other than the U.S., was newly established by the Leahy-Smith Act. Any of these challenges, if successful, could result in the invalidation of, or in a narrowing of the scope or preventing the issuance of, any of our patents and patent applications subject to challenge. Any of these challenges, regardless of their success, would likely be time consuming and expensive to defend and resolve and would divert our management and scientific personnel's time and attention.

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

        A key element of our strategy is to develop, obtain regulatory approval for and commercialize our portfolio of product candidates in addition to Twirla. To do so, we plan to utilize our proprietary transdermal delivery technology, Skinfusion, to develop additional product candidates. We may not be successful in our efforts to develop our portfolio of additional product candidates, and any product candidates we do develop may not produce commercially viable products that safely and effectively treat their indicated conditions. To date, our efforts have identified three additional product candidates in addition to Twirla, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle, AG200-SP, which is a regimen designed to provide shorter, lighter periods, and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen. AG200-SP and AG200-ER are intended to be Twirla line extensions that would expand the use of Twirla beyond its initial approved use. In July 2016, we began preparations for an initial Phase 2 clinical trial examining the use of AG200-SP along with a smaller lower dose combination ethinyl estradiol/levonorgestrel patch (SmP) in the fourth week of the woman's cycle. The Phase 2 clinical trial is designed to identify the optimal dose of the SmP, and will evaluate bleeding profiles, pharmacokinetic parameters, ovulation inhibition and safety over 3 cycles of treatment with AG200-SP. We expect to initiate dosing of the AG200-SP (SmP) clinical trial in the first quarter of 2017. Our planned Phase 2 clinical trial of AG200-SP (SmP) is only the initial clinical trial in this program and AG200-SP (SmP) may require additional clinical trials to establish the safety and efficacy of this product candidate. The other product candidates in our pipeline will likely require additional product development efforts to optimize patch formulations and dosing. In addition, we will need to conduct additional clinical trials to establish the safety and efficacy of these product candidates which will require additional capital. Our ability to develop these product candidates, in particular AG200-SP and AG200-ER could be significantly affected by our inability to get Twirla approved.

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

        As of December 31, 2016, we had a total of 19 full-time employees, and we use third-party consultants to assist with our current sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

  •
  Sales of our common stock by us, our insiders or our other stockholders; and

  •
  General economic and market conditions.

        These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and the NASDAQ Global Market and the stock prices of pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management. For example, two complaints have been filed in federal court in the District of New Jersey on January 6, 2017 and January 20, 2017, titled Peng v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-119 (D.N.J.), and Lichtenthal v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-405 (D.N.J.), respectively, on behalf of a putative class of investors who purchased stock from March 9, 2016 through January 3, 2017. The complaints allege violations of the federal securities laws based on public statements made regarding the Company's Phase 3 "SECURE" clinical trial. We deny all allegations in the complaints and we plan to vigorously defend the complaints that have been filed.

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

        As of March 10, 2017, we had 28,776,398 shares of common stock outstanding. Of these shares, 25,150,683 shares of common stock are freely tradeable, without restriction, in the public market. Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock

        In addition, the 3,983,387 shares subject to outstanding options under our stock option plans and the 724,030 shares reserved for future issuance under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

We may be subject to securities litigation, which is expensive and could divert management attention.

        Our market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation. Litigation of this type could result in substantial costs and diversion of management's attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities. For example, two complaints have been filed in federal court in the District of New Jersey on January 6, 2017 and January 20, 2017, titled Peng v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-119 (D.N.J.), and Lichtenthal v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-405 (D.N.J.), respectively, on behalf of a putative class of investors who purchased stock from March 9, 2016 through January 3, 2017. The complaints allege violations of the federal securities laws based on public statements made regarding the Company's Phase 3 "SECURE" clinical trial. We deny all allegations in the complaints and we plan to vigorously defend the complaints that have been filed.

Our existing principal stockholders, executive officers and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to our stockholders for approval.

        As of December 31, 2016, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 66.9% of our outstanding voting stock.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal offices occupy approximately 8,200 square feet of leased office space in Princeton, New Jersey pursuant to a lease agreement that expires in November 2020. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

        Two complaints have been filed in federal court in the District of New Jersey on January 6, 2017 and January 20, 2017, titled Peng v. Agile Therapeutics,  Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-119 (D.N.J.), and Lichtenthal v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-405 (D.N.J.), respectively, on behalf of a putative class of investors who purchased stock from March 9, 2016 through January 3, 2017. The complaints allege violations of the federal securities laws based on public statements made regarding our Phase 3 "SECURE" clinical trial. We deny all allegations in the complaints and we plan to vigorously defend the complaints that have been filed.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

        Our common stock has been listed on the Nasdaq Global Market under the symbol "AGRX" since May 23, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	High	Low
Year Ended December 31, 2016
Fourth Quarter	$7.95	$5.62
Third Quarter	$8.15	$6.53
Second Quarter	$8.65	$5.60
First Quarter	$10.00	$5.32
Year Ended December 31, 2015
Fourth Quarter	$10.41	$6.38
Third Quarter	$11.30	$6.07
Second Quarter	$13.19	$8.52
First Quarter	$11.18	$5.80

        As of March 10, 2017, we had 36 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities. The closing price of our common stock on March 10, 2017 was $2.40.

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

 Comparison of Cumulative Total Return
December 31, 2016

	5/23/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Agile Therapeutics, Inc.	$100.00	$157.40	$131.77	$110.83	$167.33	$155.05	$121.66	$176.17	$112.09	$137.36	$125.99	$102.89
NASDAQ Composite	$100.00	$105.31	$107.35	$113.15	$117.08	$119.04	$110.38	$119.63	$116.34	$115.69	$126.91	$128.60
NASDAQ Biotechnology	$100.00	$109.63	$116.68	$129.67	$146.80	$157.71	$129.33	$144.48	$111.29	$109.92	$123.53	$113.15

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

        As of December 31, 2016, we have used all of our net proceeds from the IPO primarily to fund the Phase 3 clinical trial for Twirla and for general working capital purposes; and to a lesser extent, for activities related to the completion of the equipment qualification related to the expansion for Corium's manufacturing capabilities.

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

        The statement of operations data for the years ended December 31, 2016, 2015 and 2014, and the balance sheet data as of December 31, 2016, 2015 and 2014, are derived from our audited financial statements included elsewhere in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year ended December 31,
	2016	2015	2014
	(In thousands, except share and per share amounts)
Statement of Operations Data:
Operating expenses:
Research and development	$20,929	$25,622	$13,365
General and administrative	8,792	7,467	5,150

Total operating expenses	29,721	33,089	18,515

Loss from operations	(29,721)	(33,089)	(18,515)
Other income (expense)
Interest expense	(2,446)	(2,077)	(1,566)
Interest income	117	5	3
Change in fair value of warrants	234	(110)	348
Loss on extinguishment of debt	—	(1,036)	—

Loss before benefit from income taxes	(31,816)	(36,307)	(19,730)
Benefit from income taxes	3,075	5,972	3,653

Net loss	$(28,741)	$(30,335)	$(16,077)

Net loss per share (basic and diluted)	$(1.02)	$(1.38)	$(1.41)

Weighted-average shares outstanding (basic and diluted)	28,273,331	22,017,229	11,394,971

	As of December 31,
	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$48,750	$34,395	$40,182
Working capital	40,840	30,151	31,993
Total assets	63,866	50,712	54,826
Accounts payable	2,050	2,387	2,631
Loan payable, long-term	10,899	13,035	9,828
Convertible preferred stock	—	—	—
Total stockholders' equity (deficit)	42,289	29,743	36,006

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

Overview

        We are a forward-thinking women's healthcare company dedicated to fulfilling the unmet health needs of today's women. Our current product candidates are designed to provide women with contraceptive options that offer greater convenience and facilitate compliance. Our lead product candidate, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development.

        Since our inception in 1997, we have devoted substantial resources to developing Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $20.9 million, $25.6 million and $13.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla and advance our pipeline of product candidates. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to advance the development of our other product candidates.

        We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans. As of December 31, 2016 and 2015, respectively, we had $48.8 million and $34.4 million in cash and cash equivalents.

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

        In February 2015, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. or Hercules, for a term loan of up to $25.0 million. A first tranche of $16.5 million was funded upon execution of the loan agreement, approximately $15.5 million of which was used to repay our existing term loan. The Hercules Loan Agreement was amended in August 2016 to, among other things, extend the period during which we can draw the second tranche of $8.5 million to March 31, 2017 and extend the period during which we make interest-only payments until January 31, 2017. We are currently in discussions with Hercules to extend the period beyond March 31, 2017 during which the additional tranche of $8.5 million may be drawn. We can make no assurances that our discussions will ultimately be successful and, if such discussions result in an extension of the period in which we may draw the additional tranche of $8.5 million, we could incur additional fees payable to Hercules. On February 1, 2017, we began making principal payments with respect to the Hercules Loan. See further discussion in "Funding Requirements and Other Liquidity Matters" below.

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

        We have not generated any revenue and have never been profitable for any year. Our net loss was $28.7 million, $30.3 million and $16.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. We expect to incur increased expenses and increasing operating losses for the foreseeable future as we complete the development of Twirla, respond to the CRL and supplement our NDA with the results of the SECURE trial, complete the qualification and validation of our commercial manufacturing process, initiate pre-launch commercial activities, commercially launch Twirla, advance our other product candidates and expand our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital for the commercial launch of Twirla, if approved, as well as advancing the development of our other product candidates.

        We do not own any manufacturing facilities and rely on our third party manufacturer, Corium International, Inc., or Corium, for all aspects of the manufacturing of Twirla. We will continue to invest in the manufacturing process for Twirla, and incur significant expenses, in order to complete the equipment qualification and validation related to the expansion of Corium's manufacturing capabilities in order to be capable of supplying projected commercial quantities of Twirla, if approved. Based on our interactions with the FDA on the CMC issues raised in the CRL and our plan with Corium to validate the commercial scale equipment to manufacture Twirla, we expect to be able to address these issues in the resubmission of our NDA. We continue to plan the process of scaling up the commercial manufacturing capabilities for Twirla with Corium and the associated costs and timelines. We expect the validation and expansion to be completed in coordination with our planned commercialization activities. If we obtain regulatory approval for Twirla, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing, distribution, medical affairs and compliance functions, which will require additional capital.

        In December 2016, we completed a Phase 3 trial, the SECURE trial, in which we enrolled over 2,000 women for up to one year of treatment. We announced top-line data in early January 2017 and expect to file our resubmission to the U.S. Food and Drug Administration, or FDA, in the first half of 2017.

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

        Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis, as the majority of our past and planned expenses have been and will be in support of Twirla. In 2017, we expect the expenses associated with the SECURE clinical trial to decrease as we complete the close-out activities associated with the trial and no additional clinical trials are planned at this time. During 2017, we expect to increase activities related to equipment qualification and validation of our commercial manufacturing process as we continue to prepare for the commercialization of Twirla.

        To date, our research and development expenses have related primarily to the development of Twirla. As we complete the close-out activities associated with the SECURE clinical trial, we expect research and development expenses to begin to shift away from costs associated with our SECURE clinical trial and toward the costs associated with preparing the resubmission of our new drug application, or NDA, and completing the qualification and validation of our commercial manufacturing process. In July 2016, we began preparations for an initial Phase 2 clinical trial examining the use of AG200-SP along with a smaller lower-dose combination ethinyl estradiol/levongestrel patch (SmP) in the fourth week of the woman's cycle. We have decided to postpone the trial and will continue to evaluate the timing for initiating dosing of the subjects for this Phase 2 clinical trial, which is dependent on available capital resources. We began incurring expenses for the clinical development of AG200-SP in the second half of 2016. For the years ended December 31, 2016, 2015 and 2014, our research and development expenses were approximately $20.9 million, $25.6 million and $13.4 million, respectively. The following table summarizes our research and development expenses by functional area.

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Clinical development	$13,184	$19,117	$7,916
Regulatory	342	269	300
Personnel related	2,669	2,111	1,942
Manufacturing—commercialization	2,290	2,427	1,303
Manufacturing	1,381	537	1,287
Stock-based compensation	1,063	1,161	617

Total research and development expenses	$20,929	$25,622	$13,365

        Although we are currently in the process of completing the close-out activities associated with our SECURE Phase 3 clinical trial for Twirla, it is difficult to determine with any certainty the exact duration and completion costs of our clinical trials of Twirla and any of our other current and future product candidates we may advance, including AG200-SP. It is also difficult to determine if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates that obtain regulatory approval. Our current business plan contemplates resubmission of our NDA in the first half of 2017 and assumes a six month review by the FDA. We may, however, never succeed in achieving regulatory approval for Twirla or any of our product candidates. The duration, costs and timing of clinical trials and development of our other product candidates in addition to Twirla will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, the slower than expected rate of enrollment we experienced for our SECURE Phase 3 clinical trial for Twirla, obtaining additional capital, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate's commercial potential. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital for the commercial launch of Twirla, if approved, as well as advancing the development of our other product candidates.

General and Administrative Expenses

        General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance and administrative functions including payroll taxes and health insurance, stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs, insurance and professional fees for legal, patent review, consulting and accounting services. General and administrative expenses are expensed as incurred.

        For the years ended December 31, 2016, 2015 and 2014, our general and administrative expenses totaled approximately $8.8 million, $7.5 million and $5.2 million, respectively. We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla, its planned line extensions, and any of our other product candidates, and as we operate as a public company. These increases will likely include increased legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations. Additionally, if in the future we believe regulatory approval of Twirla or any of our other product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Comparison of Years Ended December 31, 2016 and 2015

	Year ended December 31,
	2016	2015	Change
	(In thousands)
Operating expenses:
Research and development	$20,929	$25,622	$(4,693)
General and administrative	8,792	7,467	1,325

Total operating expenses	29,721	33,089	(3,368)

Other income (expenses)
Interest expense	(2,446)	(2,077)	(369)
Interest income	117	5	112
Change in fair value of warrants	234	(110)	344
Loss on extinguishment of debt	—	(1,036)	1,036

Loss before income taxes	(31,816)	(36,307)	4,491
Income tax benefit	3,075	5,972	(2,897)

Net loss	$(28,741)	$(30,335)	$1,594

        Research and development expenses.    Research and development expenses decreased by $4.7 million, or 18%, from $25.6 million for the year ended December 31, 2015 to $20.9 million for the year ended December 31, 2016. This overall decrease in research and development expenses was primarily due to the following:

  •
  a decrease in clinical development expenses of $5.9 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease relates to costs incurred during the year ended December 31, 2015 related to extending the screening period at existing sites as well as increased additional clinical site costs including site selection, recruiting, training, advertising and printing for which there were no comparable costs in during the year ended December 31, 2016. In addition, the number of subjects enrolled in our SECURE clinical trial decreased as the clinical trial moved closer to completion;

  •
  an increase in personnel-related expenses of $0.6 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 resulting from the addition of clinical and manufacturing employees to assist in the continued development of Twirla; and

  •
  an increase in manufacturing expenses of $0.8 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase is primarily the result of increased product process testing and additional method development.

        General and administrative expenses.    General and administrative expenses increased by $1.3 million, or 18%, from $7.5 million for the year ended December 31, 2015 to $8.8 million for the year ended December 31, 2016. This increase in general and administrative expense was primarily due to the following:

  •
  an increase in stock compensation expense of $0.6 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily associated with stock options grants in February 2016;

  •
  an increase in professional fees of $0.3 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 attributable to increased legal fees associated with our intellectual property, increased search fees and consulting expenses; and

  •
  an increase in commercial development expense of $0.3 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily associated with consumer, market and payor research conducted during 2016 for which there was no comparable research conducted during 2015.

        Interest expense.    Interest expense is primarily attributable to our term loan with Hercules for the year ended December 31, 2016 and our term loans with Hercules and Oxford for the year ended December 31, 2015. Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules and Oxford, the amortization of the deferred financing costs associated with the term loans and the accrual of the final payment due to Hercules.

        Interest income.    Interest income comprises interest income earned on cash and cash equivalents.

        Change in fair value of warrants.    Certain of our warrants to purchase shares of our convertible preferred stock (prior to our IPO) and common stock (post IPO) are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants (prior to the IPO) and common stock warrants with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock. During the year ended December 31, 2016, the fair value of our warrant liability changed by $0.2 million compared to year ended December 31, 2015, primarily due to the decrease in the fair value of the underlying common stock.

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

        Benefit from income taxes.    Benefit from income taxes for the years ended December 31, 2016 and 2015 represents the proceeds we received from the sale of New Jersey net operating losses, or NOLs, as part of the Technology and Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused state NOLs are allowed to sell these NOLs to other companies. In November 2016, we completed the sale of New Jersey state NOLs totaling approximately $28.2 million and research and development credits totaling approximately $0.8 million for net proceeds of approximately $3.0 million. In November 2015, we completed the sale of New Jersey state NOLs totaling approximately $59.8 million and research and development credits totaling approximately $1.1 million for net proceeds of approximately $6.0 million.

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

Net Operating Losses and Tax Carryforwards

        As of December 31, 2016, we had approximately $177.4 million of federal and $44.2 million of state net operating loss carryforwards. We also potentially have federal and state research and development tax credits which would offset future taxable income. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. As of December 31, 2016, all of our net operating losses were fully offset by a valuation allowance.

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

        In February 2015, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. or Hercules, for a term loan of up to $25.0 million. A first tranche of $16.5 million was funded upon execution of the loan agreement, approximately $15.5 million of which was used to repay our existing term loan. The Hercules Loan Agreement was amended in August 2016 to, among other things, extend the period during which we can draw the second tranche of $8.5 million to March 31, 2017 and extend the period during which we make interest-only payments to January 31, 2017. We are currently in discussions with Hercules to extend the period beyond March 31, 2017 during which the additional tranche of $8.5 million may be drawn. We can make no assurances that our discussions will ultimately be successful and, if such discussions result in an extension of the period in which we may draw the additional tranche of $8.5 million, we could incur additional fees payable to Hercules. On February 1, 2017, we began making principal payments with respect to the Hercules Loan.

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

        At December 31, 2016, we had cash and cash equivalents totaling $48.8 million. We invest our cash equivalents in highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

        The following table sets forth the primary sources and uses of cash for the periods indicated:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Cash used in operating activities	$(23,301)	$(25,478)	$(14,503)
Cash used in investing activities	$(31)	$(290)	$(96)
Cash provided by financing activities	$37,687	$19,981	$52,661

Net increase (decrease) in cash and cash equivalents	$14,355	$(5,787)	$38,062

Operating Activities

        We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our primary product candidate Twirla was being developed. Net cash used in operating activities was $23.3 million for the year ended December 31, 2016 and consisted of a net loss of $28.7 million which was offset, in part, by non-cash compensation and non-cash interest expense of $4.4 million as well as a decrease in prepaid clinical trial costs of $0.8 million. Net cash used in operating activities was $25.5 million for the year ended December 31, 2015 and consisted of a net loss of $30.3 million which was offset, in part, by non-cash stock compensation expense of $3.0 million and a loss on extinguishment of debt of $1.0 million. Net cash used in operating activities was $14.5 million for the year ended December 31, 2014 and consisted of a net loss of $16.1 million which was offset, in part, by non-cash stock based compensation expense of $1.4 million. Cash used in operations in both 2016 and 2015 has been offset, in part, by the proceeds received from the sale of New Jersey NOLs.

Investing Activities

        Net cash used in investing activities for the years ended December 31, 2016, 2015 and 2014 was $31 thousand, $0.3 million and $0.1 million, respectively. Cash used in investing activities for these years primarily represents the acquisition of equipment to be used in the commercialization of Twirla.

Financing Activities

        Net cash provided by financing activities for the year ended December 31, 2016 was $37.7 million which included (i) net proceeds of $37.5 million received from the sale of 6,338,583 shares of common stock and (ii) $0.3 million from the exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2015 was $20.0 million which included (i) net proceeds of $19.3 million from the private placement of approximately 3.4 million shares of our common stock, (ii) net proceeds of $16.3 million from a term loan with Hercules and (iii) the repayment of our term loan with Oxford of $15.8 million. Net cash provided by financing activities for the year ended December 31, 2014 was $52.7 million which included net proceeds of (i) $49.7 million received from our initial public offering of 9,166,667 shares of common stock and (ii) $3.0 million received from the issuance of convertible bridge notes.

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

        Based on our current business plan, we expect our existing cash and cash equivalents as of December 31, 2016, will enable us to fund our operating expenses and capital expenditures requirements into the second quarter of 2018. Our current business plan assumes resubmission of the NDA for Twirla in the first half of 2017, a six month FDA review of our resubmission, initiation of pre-commercial activities and initiation of validation of our commercial manufacturing process in coordination with the commercialization of Twirla. In the event of unforeseen changes to our planned timelines, we have the ability to postpone certain commercial and validation spending in order to continue the funding of our operations into the second quarter of 2018. We will require additional capital for the commercial launch of Twirla, if approved, as well as advancing the development of our other product candidates. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

  •
  the costs and timing of final close-out activities for the Phase 3 SECURE trial for Twirla;

  •
  the costs, timing and outcome of regulatory review of Twirla;

  •
  the costs of the equipment qualification and validation related to the expansion of Corium's manufacturing facility;

  •
  the costs of future commercialization activities, including the commercial launch, product sales, marketing, manufacturing and distribution, for Twirla, if approved;

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

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations and commitments as of December 31, 2016 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years		More than 5 years
	(In thousands)
Term loan	$19,124	$6,907	$12,217		—	—
Operating lease	783	192	591			—

Total	$19,907	$7,099	$12,808	$		—

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

February 2015 Loan and Security Agreement—Hercules Capital, Inc.

        The first tranche of the Hercules Loan was funded in February 2015. In August 2016, we entered into the First Amendment to Loan and Security Agreement, or the "First Amendment" with Hercules which amends certain terms of the Hercules Loan Agreement.

        The First Amendment extends our option to draw down the second tranche of $8.5 million referred to as the "Second Term Loan Advance", of the term loan facility provided under the Hercules Loan, or the Term Loan, until March 31, 2017 and makes the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions. We are currently in discussions with Hercules to extend the period beyond March 31, 2017 during which the additional tranche of $8.5 million may be drawn. We can make no assurances that our discussions will ultimately be successful and, if such discussions result in an extension of the period in which we may draw the additional tranche of $8.5 million, we could incur additional fees payable to Hercules. The First Amendment also extends the interest-only payments until January 31, 2017, in connection with the first tranche of $16.5 million, or the First Term Loan Advance, and together with the Second Term Loan Advance, referred to as the Term Loan Advances. The First Amendment also provides us the ability to extend further the interest-only payments for two successive periods as follows: (i) until April 30, 2017, subject to us successfully completing our SECURE clinical trial, and receiving data that supports the filing of a response to the FDA's complete response letter relating to the new drug application filed by us referred to as the First Interest Only Period Extension, and (ii) until July 31, 2017, provided that (x) we have received the First Interest Only Period Extension and (y) we have received unrestricted gross cash proceeds in an aggregate amount greater than or equal to $40.0 million from the issuance and sale of our equity securities, referred to as the Second Interest Only Period Extension.

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

        The First Amendment also provides that as part of the extension of the interest-only period from the First Term Loan Advance, Hercules returned to us the principal payments paid by us in July and August 2016, which such refunded payments will once again constitute Term Loan Advances under the Hercules Loan. In connection with the execution of the First Amendment, we paid Hercules a facility fee of $0.165 million.

        The Hercules Loan accrues interest at a rate of the greater of 9.0% or 9.0% plus Prime minus 4.25% and is payable monthly. Principal is due in 23 equal consecutive monthly installments beginning on February 1, 2017 and ending on December 1, 2018. In addition, we are required to make a final payment of $610,500 on the maturity date of the Hercules Loan, December 1, 2018. The final payment is being accrued and recorded to interest expense over the life of the Hercules Loan. On February 1, 2017, we began making principal payments with respect to the Hercules Loan.

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

Recent Accounting Pronouncements

        In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The new standard is effective for the annual period ending after December 15, 2016, and for interim periods thereafter. We adopted ASU 2014-15 in the fourth quarter of 2016, which resulted in no change to our financial statements. Additionally, we will perform quarterly evaluations to identify current conditions which may raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. See Note 1 to our financial statements for additional information on our liquidity risks and management's plans.

        In April 2015, the FASB issued an amendment to U.S. GAAP to simplify the balance sheet presentation of the costs for issuing debt. The changes were adopted in ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issue Costs. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. We adopted the provisions of ASU 2015-03 on January 1, 2016 and prior period balances have been reclassified to conform to the current period presentation. As of December 31, 2015, $152 thousand of debt issuance costs were reclassified in the balance sheet from "deferred financing costs, net" to "loan payable, current portion" and $139 thousand was reclassified from "deferred financing costs, net" to "loan payable, long-term". The adoption of ASU 2015-03 did not have an impact on our operations or cash flows.

        In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We will be evaluating the impact of the pending adoption of the new standard on our financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU requires all tax effects of share-based payment settlements to be recorded through the statement of operations. Currently, tax benefits in excess of compensation cost, or "windfalls", are recorded in equity, and tax deficiencies, or "shortfalls", are recorded to equity to the extent of previous windfalls, and then to the statement of operations. In addition, under the new guidance, companies will be permitted to make a policy election to recognize the impact of forfeitures either when they occur, or on an estimated basis. Finally, this update simplifies withholding requirements to allow companies to withhold up to an employee's maximum tax rate without resulting in liability classification for the award. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We adopted the provisions of this standard early and the impact on our financial statements was not significant.

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

        We had cash and cash equivalents of $48.8 million and $34.4 million at December 31, 2016 and 2015, respectively consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Item 8.    Financial Statements and Supplementary Data

Agile Therapeutics, Inc.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Agile Therapeutics, Inc.

        We have audited the accompanying balance sheets of Agile Therapeutics, Inc. (the Company) as of December 31, 2016 and 2015, and the related statements of operations, convertible preferred stock and changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agile Therapeutics, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Iselin, New Jersey
March 15, 2017

Agile Therapeutics, Inc.

Balance Sheets

(in thousands, except par value and share data)

	December 31
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$48,750	$34,395
Prepaid expenses	2,768	3,690

Total current assets	51,518	38,085
Property and equipment, net	12,330	12,318
Other assets	18	18

Total assets	$63,866	$50,421

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,050	$2,387
Accrued expenses	3,352	2,653
Loan payable, current portion	5,104	2,336
Warrant liability	172	406

Total current liabilities	10,678	7,782
Loan payable, long-term	10,899	12,896
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $.0001 par value, authorized 150,000,000 shares; 28,759,731 shares issued and outstanding as of December 31, 2016 and 22,315,612 shares issued and outstanding as of December 31, 2015;	3	2
Additional paid-in capital	235,754	194,468
Accumulated deficit	(193,468)	(164,727)

Total stockholders' equity	42,289	29,743

Total liabilities and stockholders' equity	$63,866	$50,421

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31
	2016	2015	2014
Operating expenses:
Research and development	$20,929	$25,622	$13,365
General and administrative	8,792	7,467	5,150

Total operating expenses	29,721	33,089	18,515

Loss from operations	(29,721)	(33,089)	(18,515)
Other income (expense)
Interest expense	(2,446)	(2,077)	(1,566)
Interest income	117	5	3
Change in fair value of warrants	234	(110)	348
Loss on extinguishment of debt	—	(1,036)	—

Loss before benefit from income taxes	(31,816)	(36,307)	(19,730)
Benefit from income taxes	3,075	5,972	3,653

Net loss	$(28,741)	$(30,335)	$(16,077)

Net loss per share (basic and diluted)	$(1.02)	$(1.38)	$(1.41)

Weighted-average shares outstanding (basic and diluted)	28,273,331	22,017,229	11,394,971

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Convertible Preferred Stock and Changes in Stockholders' Equity (Deficit)

(in thousands, except share data)

	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock
									Common Stock			Deficit Accumulated During the Development Stage
													Net Stockholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital
Balance December 31, 2013	137,787	898	66,116	544	4,510,066	44,928	1,578,400	22,862	109,321	—	46,873	(118,315)	(71,442)
Share-based compensation—stock options	—	—	—	—	—	—	—	—	—	—	1,381	—	1,381
Issuance of common stock for employee bonuses	—	—	—	—	—	—	—	—	9,983	—	80	—	80
Conversion of preferred stock to common stock	(137,787)	(898)	(66,116)	(544)	(4,510,066)	(44,928)	(1,578,400)	(22,862)	8,803,547	1	69,232	—	69,233
Conversion of notes and accrued interest	—	—	—	—	—	—	—	—	503,450	—	3,020	—	3,020
Common stock issued in IPO, net of expenses	—	—	—	—	—	—	—	—	9,166,667	1	49,743	—	49,744
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	41,904	—	67	—	67
Net loss for the year ended December 31, 2014	—	—	—	—	—	—	—	—	—	—	—	(16,077)	(16,077)

Balance December 31, 2014	—	—	—	—	—	—	—	—	18,634,872	2	170,396	(134,392)	36,006
Share-based compensation—stock options	—	—	—	—	—	—	—	—	—	—	2,965	—	2,965
Issuance of common stock in Private Placement, net of expenses	—	—	—	—	—	—	—	—	3,418,804	—	19,330	—	19,330
Fair value of common stock warrants issued with debt financing	—	—	—	—	—	—	—	—	—	—	1,184	—	1,184
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	261,936	—	593	—	593
Net loss for the year ended December 31, 2015	—	—	—	—	—	—	—	—	—	—	—	(30,335)	(30,335)

Balance, December 31, 2015	—	—	—	—	—	—	—	—	22,315,612	2	194,468	(164,727)	29,743
Share-based compensation—stock options and RSUs	—	—	—	—	—	—	—	—	—	—	3,425	—	3,425
Vesting of RSUs	—	—	—	—	—	—	—	—	16,666	—	—	—	—
Issuance of common stock in public offering, net of expenses	—	—	—	—	—	—	—	—	6,338,583	1	37,527	—	37,528
Exercise of stock options	—	—	—	—	—	—	—	—	88,870	—	334	—	334
Net loss for the year ended December 31, 2016	—	—	—	—	—	—	—	—	—	—	—	(28,741)	(28,741)

Balance, December 31, 2016	—	—	—	—	—	—	—	—	28,759,731	$3	$235,754	$(193,468)	$42,289

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31
	2016		2015	2014
Cash flows from operating activities
Net loss		$(28,741)	$(30,335)	$(16,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		19	18	12
Noncash stock bonus		—	—	80
Noncash stock based compensation		3,425	2,965	1,381
Loss on extinguishment of debt		—	1,036	—
Noncash interest		946	590	185
Change in fair value of warrants		(234)	110	(348)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		922	(1,209)	(2,335)
Accounts payable and accrued expenses		362	1,347	2,599

Net cash used in operating activities		(23,301)	(25,478)	(14,503)
Cash flows from investing activities
Acquisition of property and equipment		(31)	(290)	(96)

Net cash used in investing activities		(31)	(290)	(96)
Cash flows from financing activities
Proceeds from convertible bridge notes		—	—	3,000
Proceeds from issuance of term loan		—	16,265	—
Repayment of term loan		—	(15,784)	—
Principal payments of long-term debt		(985)	—	—
Return of principal payments of long-term debt		985	—	—
Proceeds from issuance of common stock, in public offering, net of offering costs		37,528	—	49,744
Proceeds from issuance of common stock in private placement, net of offering costs		—	19,330	—
Cash paid for financing costs		(175)	(423)	(150)
Proceeds from exercise of stock options		334	593	67

Net cash provided by financing activities		37,687	19,981	52,661

Net increase (decrease) in cash and cash equivalents		14,355	(5,787)	38,062
Cash and cash equivalents, beginning of year		34,395	40,182	2,120

Cash and cash equivalents, end of year		$48,750	$34,395	$40,182

Supplemental cash flow information
Interest paid		$1,500	$1,474	$1,380

Income taxes paid		$—	$—	$—

Supplemental disclosure of noncash financing activities
Fair value of common stock warrants issued	$		$1,184	$—

Conversion of preferred stock into common stock		$—	$—	$69,233

Conversion of notes payable and interest into common stock		$—	$—	$3,021

See accompanying notes.

Agile Therapeutics, Inc.

Notes to Financial Statements

December 31, 2016

(in thousands, except share and per share data)

1. Organization and Description of Business

Nature of Operations

        Agile Therapeutics, Inc. ("Agile" or the "Company") was incorporated in Delaware on December 22, 1997. Agile is a forward-thinking women's healthcare company dedicated to fulfilling the unmet health needs of today's women. The Company's activities since inception have consisted principally of raising capital and performing research and development. The Company is headquartered in Princeton, New Jersey.

        The Company's lead product candidate, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development. Substantially all of the Company's resources are currently dedicated to developing and seeking regulatory approval for Twirla. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company has incurred losses each year since inception. As of December 31, 2016, the Company had an accumulated deficit of approximately $193.5 million.

        The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings (see Note 9), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding. The Company expects to continue to incur net losses into the foreseeable future.

        As of December 31, 2016, the Company had cash and cash equivalents of $48.8 million. Although the Company has incurred recurring losses in each year since inception, the Company expects its cash and cash equivalents will be sufficient to fund operations for at least the next twelve months.

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

December 31, 2016

(in thousands, except share and per share data)

2. Summary of Significant Accounting Polices (Continued)

Risks and Uncertainties

        Product candidates developed by the Company typically will require approval from the FDA prior to commercial sales. There can be no assurance that the Company's product candidates will receive the required approval. If the Company was denied approval or such approval was delayed, or is unable to obtain the necessary financing to complete development and approval, there will be a material adverse impact on the Company's financial condition and results of operations.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

2. Summary of Significant Accounting Polices (Continued)

Long-Lived Assets

        In accordance with ASC 360, Property, Plant and Equipment, the Company's policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe that there has been any impairment of the carrying value of any long-lived assets as of December 31, 2016.

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

Deferred Financing Costs

        Costs directly attributable to the Company's term loan (see Note 8) are deferred and reported as a reduction of the related term loan. These costs represent legal fees and other costs related to the term loan and are being amortized over the term of the loan. Amortization of deferred financing costs charged to interest expense was $256, $211 and $59 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Warrants

        The Company accounts for its warrants to purchase redeemable convertible stock in accordance with ASC 480, Distinguishing Liabilities from Equity. ASC 480 requires that a financial instrument, other than outstanding share, that, at inception, is indexed to an obligation to repurchase the issuer's equity shares, regardless of the timing or the probability of the redemption feature, and may require the issuer to settle the obligation by transferring assets be classified as a liability. The Company measures the fair

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

2. Summary of Significant Accounting Polices (Continued)

value of its warrant liability using the Black-Scholes option pricing model with changes in fair value recognized as increases or reductions to other income (expense) in the statement of operations.

        In connection with the completion of the Company's initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock. Warrants with non-standard anti-dilution provisions (referred to as down round protection) are classified as liabilities and re-measured each reporting period. As of December 31, 2016, there were outstanding 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

        The warrants issued in connection with the Company's debt financing completed in February 2015 (see Note 8) are classified as a component of stockholders' equity. The value of such warrants was determined using the Black-Scholes option-pricing model.

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

        The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no uncertain tax positions as of December 31, 2016 that qualifies for either recognition or disclosure in the financial statements under this guidance.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company grants stock options for a fixed number of shares to employees and non-employees with an exercise price equal to the fair value of the shares at grant date. Compensation cost is recognized for all share-based payments granted and is based on the grant-date fair value estimated using the weighted-average assumption of the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. The Company elects to account for forfeitures when they occur. The equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

2. Summary of Significant Accounting Polices (Continued)

        The Company also awards restricted stock units ("RSUs") to employees. RSUs are generally subject to forfeiture if employment terminates prior to the completion of the vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

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

December 31, 2016

(in thousands, except share and per share data)

2. Summary of Significant Accounting Polices (Continued)

        The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive (in common equivalent shares):

	Year Ended December 31,
	2016	2015	2014
Convertible preferred stock	—	—	—
Convertible preferred stock warrants	—	—	—
Common stock warrants	242,779	242,779	62,505
Unvested restricted stock units	33,334	—	—
Common stock options	2,844,970	2,165,065	1,817,548

Total	3,121,083	2,407,844	1,880,053

Recent Accounting Pronouncements

        In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The new standard is effective for the annual period ending after December 15, 2016, and for interim periods thereafter. The Company adopted ASU 2014-15 in the fourth quarter of 2016, which resulted in no change to the Company's financial statements. Additionally, the Company will perform quarterly evaluations to identify current conditions which may raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued.

        In April 2015, the FASB issued an amendment to U.S. GAAP to simplify the balance sheet presentation of the costs for issuing debt. The changes were adopted in ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issue Costs. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The Company adopted the provisions of ASU 2015-03 on January 1, 2016 and prior period balances have been reclassified to conform to the current period presentation. As of December 31, 2015, $152 of debt issuance costs were reclassified in the balance sheet from "deferred financing costs, net" to "loan payable, current portion" and $139 was reclassified from "deferred financing costs, net" to "loan payable, long-term". The adoption of ASU 2015-03 did not have an impact on the Company's operations or cash flows.

        In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

2. Summary of Significant Accounting Polices (Continued)

or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company will be evaluating the impact of the pending adoption of the new standard on the Company's financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU requires all tax effects of share-based payment settlements to be recorded through the statement of operations. Currently, tax benefits in excess of compensation cost, or "windfalls", are recorded in equity, and tax deficiencies, or "shortfalls", are recorded to equity to the extent of previous windfalls, and then to the statement of operations. In addition, under the new guidance, companies will be permitted to make a policy election to recognize the impact of forfeitures either when they occur, or on an estimated basis. Finally, this update simplifies withholding requirements to allow companies to withhold up to an employee's maximum tax rate without resulting in liability classification for the award. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted the provisions of this standard early and the impact on its financial statements was not material.

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

        The following table sets forth the Company's financial instruments measured at fair value by level within the fair value hierarchy as of December 31, 2016 and 2015.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

	Level 1	Level 2	Level 3
2016
Assets:
Cash equivalents	$48,659	$—	$—

Total assets at fair value	$48,659	$—	$—

Liabilities:
Common stock warrants	—	—	172

Total liabilities at fair value	$—	$—	$172

        The significant assumptions used in preparing the option pricing model for valuing the Company's warrants as of December 31, 2016 include (i) volatility (75.0%), (ii) risk free interest rate of 1.47% (estimated using treasury bonds with a 3 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($5.70) and (v) expected life (three years).

        The following is a roll forward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2013	$644
Expiration of Series A-1 and Series A-2 warrants	(493)
Change in fair value	145

Ending balance at December 31, 2014	296
Change in fair value	110

Ending balance at December 31, 2015	406
Change in fair value	(234)

Ending balance at December 31, 2016	$172

	Level 1	Level 2	Level 3
2015
Assets:
Cash equivalents	$34,324	$—	$—

Total assets at fair value	$34,324	$—	$—

Liabilities:
Common stock warrants	—	—	406

Total liabilities at fair value	$—	$—	$406

        The significant assumptions used in preparing the option pricing model for valuing the Company's warrants as of December 31, 2015 include (i) volatility (75.0%), (ii) risk free interest rate of 1.54% (estimated using treasury bonds with a 4 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($9.76) and (v) expected life (four years).

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

        There were no transfers between Level 1, 2 or 3 during 2016 or 2015. If the Company's estimates regarding the fair value of its warrants are inaccurate, a future adjustment to these estimated fair values may be required. Additionally, these estimated fair values could change significantly.

4. Prepaid Expenses

        Prepaid expenses consist of the following:

	December 31
	2016	2015
Prepaid clinical trial expense	$2,005	$2,803
Prepaid insurance	665	780
Other	98	107

Total prepaid expenses	$2,768	$3,690

5. Property and Equipment

        Property and equipment, consisting of manufacturing, office and computer equipment, is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line, method over the estimated useful lives of the assets. Property and equipment consist of the following:

	December 31
			Estimated Life
	2016	2015
Office equipment	$55	$55	3 - 10 years
Computer equipment	133	106	3 years
Manufacturing equipment	12,465	12,461	5 years

	12,653	12,622
Less: accumulated depreciation	(323)	(304)

Property and equipment, net	$12,330	$12,318

        As December 31, 2016 and 2015, manufacturing equipment includes approximately $12.4 million of equipment which is in the process of being constructed and qualified and is not currently being depreciated.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

6. Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31
	2016	2015
Employee bonuses	$1,041	$938
Accrued clinical trial costs	1,908	1,507
Accrued professional fees and other	403	208

Total accrued liabilities	$3,352	$2,653

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

8. Loan and Security Agreements (Continued)

Hercules Capital, Inc.

        In February 2015, the Company entered into a loan and security agreement (the "Hercules Loan") with Hercules Capital, Inc. ("Hercules") for a term loan of up to $25.0 million. In August 2016, the Company entered into the First Amendment to Loan and Security Agreement (the "First Amendment") with Hercules which amends certain terms of the Hercules Loan. A first tranche of $16.5 million was funded upon execution of the Hercules Loan, approximately $15.5 million of which was used to repay the Company's existing term loan with Oxford.

        The First Amendment extends the Company's option to draw down the second tranche of $8.5 million (the "Second Term Loan Advance") of the term loan facility provided under the Hercules Loan (the "Term Loan") until March 31, 2017, and makes the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions. The Company is currently in discussions with Hercules to extend the period beyond March 31, 2017 during which the additional tranche of $8.5 million may be drawn. The First Amendment also extends the interest-only payments until January 31, 2017, in connection with the first tranche of $16.5 million (the "First Term Loan Advance" and together with the Second Term Loan Advance, the "Term Loan Advances"). The First Amendment also provides the Company the ability to extend further the interest-only payments for two successive periods as follows: (i) until April 30, 2017, subject to the Company successfully completing its SECURE clinical trial and the Company receiving data that supports the filing of a response to the U.S. Food and Drug Administration's complete response letter relating to the new drug application filed by the Company ("First Interest Only Period Extension") and (ii) until July 31, 2017, provided that (x) the Company has received the First Interest Only Period Extension and (y) the Company has received unrestricted gross cash proceeds in aggregate amount greater than or equal to $40.0 million from the issuance and sale by the Company of its equity securities ("Second Interest Only Period Extension").

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

        As a result of the First Amendment, and in connection with the extension of the interest-only period from the First Term Loan Advance, Hercules returned to the Company the principal payments paid by the Company in July and August 2016, which such returned payments will once again constitute outstanding Term Loan advances under the Hercules Loan. In connection with the execution of the First Amendment, the Company paid Hercules a facility fee of $165. The facility fee represents a debt issue cost which is being reflected as a reduction to the carrying amount of loan payable in accordance with ASU 2015-03. Such issue costs are being amortized to interest expense over the life of the loan using the effective interest method.

        The Hercules Loan accrues interest at a rate of the greater of 9.0% or 9.0% plus Prime minus 4.25% and is payable monthly. Principal is due in 23 equal consecutive monthly installments beginning on February 1, 2017 and ending on December 1, 2018. In addition, the Company is required to make a

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

8. Loan and Security Agreements (Continued)

final payment of $610.5 on the maturity date of the Hercules Loan (December 1, 2018). The amount of the end of term final payment is being accrued over the loan term as interest expense.

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

        Interest expense on the Oxford Loan and the Hercules Loan including the accretion of the value of the related warrants, accrual of term loan back-end fee and amortization of the deferred financing costs was approximately $2,446, $2,077 and $1,545, for the years ended December 31, 2016, 2015 and 2014, respectively.

        The annual maturities of the Hercules Loan, as of December 31, 2016, are as follows:

2017	$5,612
2018	10,888

Total	$16,500

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

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

        The Restated Certificate amends and restates in its entirety the Company's second amended and restated certificate of incorporation, as amended. The Restated Certificate, among other things: (i) authorizes 150,000,000 shares of common stock; (ii) eliminates all references to the previously existing series of preferred stock; (iii) authorizes 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Board in one or more series; (iv) provides that the Board be divided into three classes with staggered three-year terms, with one class of directors to be elected at each annual meeting of the Company's stockholders; (v) provides that directors may only be removed with cause and only upon the affirmative vote of holders of at least 75% of the voting power of all

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

9. Stockholders' Equity (Continued)

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

2016 Public Offering of Common Stock

        In January 2016, the Company completed an underwritten public offering of 5,511,812 shares of its common stock at a public offering price of $6.35 per share. In February 2016, the underwriters of the public offering of common stock exercised in full their option to purchase an additional 826,771 shares of common stock at the public offering price of $6.35 per share, less underwriting discounts and commissions. A total of 6,338,583 shares of common stock were sold in the public offering resulting in total net proceeds of approximately $37.5 million. One of the Company's stockholders, who is also affiliated with a member of the Company's Board of Directors, purchased 393,700 shares of common stock for approximately $2.5 million in the public offering.

Convertible Preferred Stock (Prior to IPO)

        Prior to its conversion in the IPO, the Company's convertible preferred stock was classified as temporary equity on its balance sheets instead of stockholders' (deficit) in accordance with authoritative guidance for the classification and measurement or redeemable securities. Upon certain change in

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

9. Stockholders' Equity (Continued)

control events that were outside of the Company's control, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock could cause its redemption.

10. Equity Incentive Plans

        The Company had granted stock options under an amended and restated 1997 Equity Incentive Plan (the "1997 Plan") and a 2008 Equity Incentive Plan (the "2008 Plan"). The plans provided for the granting of incentive and non-statutory options and stock awards to consultants, directors, officers and employees. Such options are exercisable for a period of ten years and generally vest over a four-year period. In conjunction with the adoption of the 2008 Plan in April 2008, no additional grants were made from the 1997 Plan and issued options from the 1997 Plan remain outstanding. In 2014, the Company's Board of Directors approved the 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan is the successor to the Company's 2008 Plan and 1997 Plan. In conjunction with the adoption of the 2014 Plan in 2014, no additional grants were made from the 2008 Plan and options from the 1997 Plan and the 2008 Plan remain outstanding. As of December 31, 2016, there were 605,390 shares available for future grant under the 2014 Plan.

        Through December 31, 2016, the Company granted options to certain employees and nonemployees to purchase shares of common stock at exercise prices ranging from $0.71 to $285.71 per share. The Company recorded non cash stock based compensation expense of $3,425, $2,965 and $1,381 for the years ended December 31, 2016, 2015 and 2014, respectively, based on the fair market value of the options and shares granted at the grant date. Stock-based compensation expense was as follows:

	Year Ended December 31,
	2016	2015	2014
Employee	$3,456	$2,662	$1,185
Non-employee	(31)	303	196

Total	$3,425	$2,965	$1,381

        Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2016	2015	2014
Research and development	$1,063	$1,161	$617
General and administrative	2,362	1,804	764

Total stock-based compensation expense	$3,425	$2,965	$1,381

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

10. Equity Incentive Plans (Continued)

        The following assumptions were used to compute employee stock-based compensation under the Black-Scholes option pricing model:

	2016	2015	2014
Risk-free interest rate	1.48%	1.92%	1.84%
Expected volatility	75.0%	75.0%	104.8%
Expected dividend yield	0%	0%	0%
Expected life (in years)	6.25	6.25	6.25

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

        Forfeitures.    The Company has elected to record forfeitures as they occur.

        As of December 31, 2016, the unrecorded deferred stock-based compensation balance related to stock options was approximately $5.9 million and will be recognized over an estimated weighted-average amortization period of 1.71 years. The weighted average grant date fair value of options granted during the year ended December 31, 2016 was $4.21.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

10. Equity Incentive Plans (Continued)

        The following table summarizes the options outstanding, options vested and the options exercisable as of December 31, 2016, 2015 and 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	1,817,548	5.56	7.9 years
Options granted	620,600	9.84
Options exercised	(261,936)	2.26
Options cancelled/forfeited	(11,147)	2.14

Options outstanding at December 31, 2015	2,165,065	7.19	7.8 years
Options granted	825,500
Options exercised	(88,870)
Options cancelled/forfeited	(56,725)

Options outstanding at December 31, 2016	2,844,970		7.50 years	$1,772

Options exercisable at December 31, 2016	1,482,812		6.45 years	$1,772

Vested and expected to vest at December 31, 2016	2,844,970		7.50 years

        Intrinsic value in the above table was calculated as the difference between the Company's estimated stock price at December 31, 2016, of $5.70, and the exercise price, multiplied by the number of options. Intrinsic value for options exercised during 2016 amounts to $227.

        During the year ended December 31, 2016, there was one RSU grant of 50,000 shares of common stock (of which 16,666 shares vested at issuance). The grant date fair value was $5.93 per share and there was no intrinsic value at December 31, 2016. The remaining RSUs vest in February 2017 (16,667 shares) and February 2018 (16,667 shares) and the remaining expense to be recognized is $109.

11. Income Taxes

        As of December 31, 2016, the Company had available net operating loss carryforwards ("NOL") of approximately $177.4 million and $44.2 million for federal and state income tax reporting purposes, respectively, which are available to offset future federal and state taxable income, if any, through 2036. The Company also has research and development tax credit carryforwards of approximately $4.9 million and $0.4 million for federal and state income tax reporting purposes, respectively, which are available to reduce federal and state income taxes, if any, through 2036 and state income taxes, if any, through 2031.

        The Internal Revenue Code of 1986, as amended (the "Code") provides for a limitation on the annual use of NOL and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes, as defined by the Code that could significantly limit the Company's ability to utilize these carryforwards. At this time, the Company has not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

11. Income Taxes (Continued)

there have been multiple ownership changes since the Company's formation, due to the costs and complexities associated with such a study. The Company is likely to have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company may not be able to take full advantage of these carryforwards for federal and state income tax purposes.

        The Company does not have any significant unrecognized tax benefits.

        As of December 31, 2016, the Company has not accrued interest or penalties related to uncertain tax positions. The Company's tax returns for the years ended December 31, 2013 through December 31, 2015 are still subject to examination by major tax jurisdictions. However, the Internal Revenue Service ("IRS") and state tax jurisdictions can audit the NOLs generated in prior years in the years that those NOLs are utilized.

        For all years through December 31, 2016, the Company generated research credit but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment in known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	December 31
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$63,068	$54,197
Research credit carryforward	5,284	4,527
Stock options and other	2,250	1,474

Total gross deferred tax assets	70,602	60,198
Valuation allowance for deferred tax assets	(70,602)	(60,198)

Net deferred tax assets	$—	$—

        The gross deferred tax assets and the valuation allowance shown above represent the items which reduce the income tax benefit which would result from applying the federal statutory tax rate to the pretax loss and cause no income tax expense or benefit to be recorded for the years ended December 31, 2016 and 2015.

        The net change in the valuation allowance for the years ended December 31, 2016 and 2015 was an increase of $10.4 million and $8.9 million, respectively, related primarily to net operating losses incurred by the Company which are not currently deductible.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

11. Income Taxes (Continued)

        A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

	December 31,
	2016	2015	2014
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income tax benefit, net of federal benefit	6.0%	6.0%	6.0%
Research and development tax credits	2.0%	2.0%	3.0%
Other	1.0%	(2.0)%	—%
Increase to valuation allowance	(33.0)%	(24.0)%	(24.0)%

Effective income tax rate	10.0%	16.0%	19.0%

Sale of New Jersey Net Operating Losses

        The Company received approval to sell a portion of the Company's New Jersey net operating losses (NOLs) as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other companies. In December 2016, the Company completed the sale of NOLs totaling approximately $28.2 million and research and development credits totaling approximately $0.8 million for net proceeds of approximately $3.0 million. Such proceeds are reflected as a tax benefit for the year ended December 31, 2016. On November 30, 2015, the Company completed the sale of NOLs totaling approximately $59.8 million and research and development credits totaling $1.1 million for net proceeds of approximately $6.0 million. Such proceeds are reflected as a tax benefit for the year ended December 31, 2015. On February 27, 2014, the Company completed the sale of NOLs totaling approximately $39.1 million and research and development credits totaling approximately $0.4 million for net proceeds of approximately $3.6 million. Such proceeds are reflected as a tax benefit for year ended December 31, 2014.

12. Related Party Transactions

        Between March 17, 2014 and July 6, 2016, one of the Managing Partners of SmartPharma LLC, or SmartPharma, an entity which provides commercial and business development consulting services to the Company, served as Chief Commercial Officer of the Company. In connection with the appointment of this individual as Chief Commercial Officer, the Company amended its consulting agreement with SmartPharma to remove this individual from the list of persons providing service under the consulting agreement. SmartPharma invoiced the Company $3, $73 and $126 of fees for the years ended December 31, 2016 (through July 6, 2016), 2015 and 2014, respectively. In connection with the resignation of our Chief Commercial Officer who was affiliated with SmartPharma on July 6, 2016, the Company appointed a new Chief Commercial Officer.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

13. Commitments and Contingencies

Operating Leases

        The Company leases approximately 8,200 square feet of office space in Princeton, NJ. The current term of the lease is for a five year period ending on November 30, 2020. The Company has the right to terminate the lease after November 30, 2018 under certain circumstances as defined in the lease.

        Rent expense was $195, $163 and $159 for the years ended December 31, 2016, 2015 and 2014, respectively.

        Future minimum annual lease commitments under the non-cancelable operating lease in effect as of December 31, 2016 are as follows:

2017	$192
2018	$200
2019	$200
2020	$191
2021	$—

Legal Proceedings

        Two complaints have been filed in federal court in the District of New Jersey on January 6, 2017 and January 20, 2017, titled Peng v. Agile Therapeutics,  Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-119 (D.N.J.), and Lichtenthal v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-405 (D.N.J.), (collectively, the "Complaints") respectively, on behalf of a putative class of investors who purchased stock from March 9, 2016 through January 3, 2017. The complaints allege violations of the federal securities laws based on public statements made regarding the Company's Phase 3 "SECURE" clinical trial. Agile denies all allegations in the complaints and the Company plans to vigorously defend the complaints that have been filed.

        The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. Based on its current knowledge, the Company does not believe that the amount of such possible loss or range of potential loss relating to the Complaints is reasonably estimable.

14. Quarterly Data (Unaudited)

        The following tables summarize the quarterly results of operations for each of the quarters in 2016 and 2015. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited financial information and include all adjustments (consisting

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2016

(in thousands, except share and per share data)

14. Quarterly Data (Unaudited) (Continued)

only of normal recurring adjustments) necessary for a fair presentation of the information set forth herein.

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenue	$—	$—	$—	$—
Operating expenses	$6,980	$7,841	$7,091	$(7,810)
Net loss	$(7,318)	$(8,418)	$(7,804)	$(5,201)
Basic and diluted net loss per common share	$(0.27)	$(0.29)	$(0.27)	$(0.18)

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenue	$—	$—	$—	$—
Operating expenses	$6,977	$7,982	$8,965	$9,165
Net income (loss)	$(8,538)	$(8,486)	$(9,411)	$(3,899)
Basic and diluted net income loss per common share	$(0.40)	$(0.38)	$(0.42)	$(0.17)

        The net loss and basic and diluted net loss per share for the quarter ended December 31, 2016 includes a tax benefit of $3,075 from the sale of New Jersey state net operating losses. The net loss and basic and diluted net loss per share for the quarter ended December 31, 2015 includes a tax benefit of $5,972 from the sale of New Jersey state net operating losses (see Note 11).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on its evaluation, our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2017.

AGILE THERAPEUTICS, INC.
By	/s/ ALFRED ALTOMARI Alfred Altomari Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED ALTOMARI Alfred Altomari	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017
/s/ SCOTT M. COIANTE Scott M. Coiante	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2017
/s/ SETH H.Z. FISCHER Seth H.Z. Fischer	Director	March 15, 2017
/s/ JOHN HUBBARD John Hubbard, Ph.D.	Director	March 15, 2017
/s/ ABHIJEET LELE Abhijeet Lele	Director	March 15, 2017
/s/ WILLIAM T. MCKEE William T. McKee	Director	March 15, 2017
/s/ AJIT S. SHETTY Ajit S. Shetty, Ph.D.	Director	March 15, 2017
/s/ JAMES TURSI James Tursi, M.D.	Director	March 15, 2017

Exhibit Number
3.1		Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference, Exhibit 3.1 to Company's Current Report on Form 8-K, file number 001-36464, filed May 30, 2014.)

3.2		Amended and Restated Bylaws of the Registrant. (Incorporated by reference, Exhibit 3.2 to Company's Current Report on Form 8-K, file number 001-36464, filed May 30, 2014.)

4.1		Specimen Certificate evidencing shares of Registrant's common stock. (Incorporated by reference, Exhibit 4.1 to Company's Third Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 9, 2014.)

4.2		Fifth Amended and Restated Registration Rights Agreement, dated as of July 18, 2012, by and among the Registrant and the parties listed therein, as modified by the Amendment to Registration Rights Agreement, dated as of May 5, 2014, by and among the Registrant and the parties listed therein. (Incorporated by reference, Exhibit 4.2 to Company's Third Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 9, 2014.)

4.3		Form of Warrant to Purchase Shares of Series C preferred stock, as modified by the First Amendment to Warrant to Purchase Stock, dated January 31, 2014. (Incorporated by reference, Exhibit 4.3 to Company's First Amendment of Registration Statement on Form S-1, file number 333-194621, filed on April 17, 2014.)

4.4		Warrant Agreement between Agile Therapeutics, Inc. and Hercules Technology Growth Capital, Inc., dated February 24, 2015 (Incorporated by reference, Exhibit 4.1 to Company's form 8-K, file number 001-36464, filed on February 24, 2015.)

10.1	+	Form of Indemnification Agreement. (Incorporated by reference, Exhibit 10.1 to Company's Second Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 5, 2014.)

10.2	+	Agile Therapeutics, Inc. Amended and Restated 1997 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder. (Incorporated by reference, Exhibit 10.2 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.3	+	Agile Therapeutics, Inc. Amended and Restated 2008 Equity Incentive Plan and form of Nonqualified Stock Option Agreement and form of Incentive Stock Option Agreement thereunder. (Incorporated by reference, Exhibit 10.3 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.4	+	Agile Therapeutics, Inc. 2014 Incentive Compensation Plan and form of Stock Option Agreement, form of Non-Employee Director Stock Option Agreement and form of Restricted Stock Unit Issuance Agreement thereunder. (Incorporated by reference, Exhibit 10.4 to Company's Third Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 9, 2014.)

10.5	+	Employment Agreement, dated October 11, 2010, by and between the Registrant and Alfred Altomari, as modified by the Amendment No. 1 to the Employment Agreement, dated December 12, 2012, by and between the Registrant and Alfred Altomari. (Incorporated by reference, Exhibit 10.4 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

Exhibit Number
10.6	+	Offer Letter, dated November 23, 2010, by and between the Registrant and Scott Coiante. (Incorporated by reference, Exhibit 10.5 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.7	+	Offer Letter, dated December 9, 2013, by and between the Registrant and Dr. Elizabeth Garner. (Incorporated by reference, Exhibit 10.6 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.8	+	Offer Letter, dated March 12, 2014, by and between the Registrant and Katie MacFarlane. (Incorporated by reference, Exhibit 10.7 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.9	*	Development, License and Commercialization Agreement, dated October 18, 2006, by and between the Registrant and Corium International, Inc. as modified by the Addendum to the Development, License and Commercialization Agreement, dated January 10, 2012, by and between the Registrant and Corium International, Inc. and Addendum No. 2 to Development, License and Commercialization Agreement, dated February 6, 2013, by and between the Registrant and Corium International, Inc. (Incorporated by reference, Exhibit 10.9 to Company's Second Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 5, 2014.)

10.10		Loan and Security Agreement, dated December 14, 2012, by and between the Registrant and Oxford Finance LLC, as modified by the First Amendment to the Loan and Security Agreement, dated January 31, 2014, by and between the Registrant and Oxford Finance LLC. (Incorporated by reference, Exhibit 10.9 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.11		Consulting Agreement, dated October 16, 2009, by and between the Registrant and SmartPharma LLC, as modified by the Amendment to Consulting Agreement, dated February 22, 2013, by and between the Registrant and SmartPharma LLC, and Amendment No. 2 to Consulting Agreement, dated March 1, 2014, by and between the Registrant and SmartPharma LLC. (Incorporated by reference, Exhibit 10.10 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.12		Lease Agreement, dated November 19, 2010, by and between the Registrant and Bunn Farm Associates, LLC, as modified by the Lease Amendment, dated November 20, 2012, by and between the Registrant and Bunn Farm Associates, LLC, the Second Lease Amendment, dated July 24, 2013, by and between the Registrant and Bunn Farm Associates, LLC., and the Third Lease Amendment, dated August 24, 2015, by and between the Registrant and Bunn Farm Associates, LLC. (Incorporated by reference, Exhibit 10.11 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014, and Exhibit 10.1 to Company's Quarterly Report on Form 10-Q, file number 001-36464, filed on November 9, 2015. )

10.13		Stock Purchase Agreement, dated as of January 19, 2015, by and among the Registrant and the accredited investors identified in Exhibit A thereto (Incorporated by reference, Exhibit 10.1 to Company's Current Report on Form 8-K, file number 001-36464, filed on January 23, 2015.)

10.14		Placement Agent Agreement, dated as of January 9, 2015, by and between the Registrant. and William Blair & Company L.L.C. (Incorporated by reference, Exhibit 10.2 to Company's Current Report on Form 8-K, file number 001-36464, filed on January 23, 2015.)

Exhibit Number
10.15	Loan and Security Agreement between the Registrant and Hercules Technology Growth Capital, Inc., dated February 24, 2015 (Incorporated by reference, Exhibit 10.1 to Company's Current Report on Form 8-K, file number 001-36464, filed on February 24, 2015.)

10.16	Equity Rights Letter Agreement between the Registrant and Hercules Technology Growth Capital, Inc., dated February 24, 2015 (Incorporated by reference, Exhibit 10.1 to Company's form 8-K, file number 001-36464, filed on February 24, 2015.)

10.17	First Amendment to Loan and Security Agreement, dated August 25, 2016, by and among Agile Therapeutics, Inc. and Hercules Capital, Inc. and the several banks and other financial institutions or entities from time to time parties to the loan agreement, dated February 24, 2015 (Incorporated by reference, Exhibit 10.1 to Company's Current Report on Form 8-K, filed on August 26, 2016.)

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2016.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2016.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 9, 2016.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 9, 2016.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

+
Indicates management contract or compensatory plan or arrangement.

*
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.