Form 10-Q
period 2017-03-31
AGILE THERAPEUTICS INC
filed 2017-05-08
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 28,806,398 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 5, 2017.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2017

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-Q and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned development of Twirla and our other product candidates, the strength and breadth of our intellectual property, our ongoing and planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the degree of clinical utility of our products, particularly in specific patient populations, expectations and assessments regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Twirla® is one of our trademarks used in this Form 10-Q.  This Form 10-Q also includes trademarks, tradenames, and service marks that are the property of other organizations. Solely for convenience, our trademarks and tradenames referred to in this Form 10-Q may appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1.  Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$41,744	$48,750
Prepaid expenses	2,525	2,768
Total current assets	44,269	51,518
Property and equipment, net	12,330	12,330
Other assets	18	18
Total assets	$56,617	$63,866

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,182	$2,050
Accrued expenses	2,567	3,352
Loan payable, current portion	5,780	5,104
Warrant liability	63	172
Total current liabilities	11,592	10,678
Loan payable, long-term	9,416	10,899
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value, authorized 150,000,000 shares; 28,776,398 shares issued and outstanding as of March 31, 2017 and 28,759,731 shares issued and outstanding as of December 31, 2016;	3	3
Additional paid-in capital	236,590	235,754
Accumulated deficit	(200,984)	(193,468)
Total stockholders’ equity	35,609	42,289
Total liabilities and stockholders’ equity	$56,617	$63,866

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

(in thousands, except par value and share data)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$4,721	$4,927
General and administrative	2,405	2,053
Total operating expenses	7,126	6,980
Loss from operations	(7,126)	(6,980)

Other income (expense)
Interest expense	(546)	(548)
Interest income	47	17
Change in fair value of warrants	109	193
Loss before benefit from income taxes	(7,516)	(7,318)
Benefit from income taxes	—	—
Net loss	$(7,516)	$(7,318)

Net loss per share — basic and diluted	$(0.26)	$(0.27)

Weighted-average shares outstanding — basic and diluted	28,769,361	26,826,223

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(7,516)	$(7,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	4
Noncash stock based compensation	835	711
Noncash interest	186	172
Change in fair value of warrants	(109)	(193)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	243	656
Other assets	—	—
Accounts payable and accrued expenses	348	(771)
Net cash used in operating activities	(6,008)	(6,739)

Cash flows from investing activities
Acquisition of property and equipment	(5)	(2)
Net cash used in investing activities	(5)	(2)

Cash flows from financing activities
Cash paid for debt financing costs	—	—
Principal payments on long-term debt	(993)	—
Proceeds from the issuance of common stock, net	—	37,547
Proceeds from exercise of stock options	—	294
Net cash provided by (used in) financing activities	(993)	37,841
Net increase (decrease) in cash and cash equivalents	(7,006)	31,100
Cash and cash equivalents, beginning of period	48,750	34,395
Cash and cash equivalents, end of period	$41,744	$65,495

Supplemental disclosure of noncash financing activities

Supplemental cash flow information
Interest paid	$368	$375
Income taxes paid	$—	$—

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2017

(in thousands, except share and per share data)

1. Organization and Description of Business

Nature of Operations

Agile Therapeutics, Inc. (“Agile” or the “Company”) was incorporated in Delaware on December 22, 1997. Agile is a forward-thinking women’s healthcare company dedicated to fulfilling the unmet health needs of today’s women.  The Company’s activities since inception have consisted principally of raising capital and performing research and development. The Company is headquartered in Princeton, New Jersey.

The Company’s lead product candidate, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development.  Substantially all of the Company’s resources are currently dedicated to developing and seeking regulatory approval for Twirla. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company has incurred losses each year since inception. As of March 31, 2017, the Company had an accumulated deficit of approximately $201.0 million.

The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings (see Note 7), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding. The Company expects to continue to incur net losses into the foreseeable future.

As of March 31, 2017, the Company had cash and cash equivalents of $41.7 million.  Although the Company has incurred recurring losses in each year since inception, the Company expects its cash and cash equivalents will be sufficient to fund operations for at least the next twelve months.

Basis of Presentation

The accompanying unaudited interim condensed financial statements  have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

In the opinion of management, the unaudited interim condensed financial statements reflects all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. Summary of Significant Accounting Policies

The Company’s complete listing of significant accounting policies are described in Note 2 to the Company’s audited financial statements as of December 31, 2016 included in its annual report on Form 10-K filed with the SEC.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2017

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

Warrants

The Company accounts for its warrants to purchase redeemable convertible stock in accordance with ASC 480, Distinguishing Liabilities from Equity. ASC 480 requires that a financial instrument, other than outstanding share, that, at inception, is indexed to an obligation to repurchase the issuer’s equity shares, regardless of the timing or the probability of the redemption feature, and may require the issuer to settle the obligation by transferring assets be classified as a liability. The Company measures the fair value of its warrant liability using the Black-Scholes option pricing model with changes in fair value recognized as increases or reductions to other income (expense) in the statement of operations.

In connection with the completion of the Company’s initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock.  Warrants with non-standard anti-dilution provisions (referred to as down round protection) are classified as liabilities and re-measured each reporting period.  As of March 31, 2017, there were outstanding 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

The warrants issued in connection with the Company’s debt financing completed in February 2015 (see Note 6) are classified as a component of stockholders’ equity. The value of such warrants was determined using the Black-Scholes option pricing model.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2017

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2017 and 2016 because to do so would be anti-dilutive (in common equivalent shares):

	March 31,
	2017	2016
Common stock warrants	242,779	242,779
Common stock options	3,736,720	2,640,810
Unvested restricted stock units	156,667	33,334
Total	4,136,166	2,916,923

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2017

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Going Concern

Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern.  The Company will perform quarterly evaluations to identify current conditions which may raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Recent Accounting Pronouncements

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2017

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of March 31, 2017 and December 31, 2016.

	Level 1	Level 2	Level 3
March 31, 2017
Assets:
Cash equivalents	$41,671	$—	$—
Total assets at fair value	$41,671	$—	$—
Liabilities:
Common stock warrants	$—	$—	$63
Total liabilities at fair value	$—	$—	$63

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2017

(in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of March 31, 2017 include (i) volatility (75.0%), (ii) risk free interest rate of 1.50% (estimated using treasury bonds with a 2.75 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($3.20) and (v) expected life (2.75 years).

The following is a rollforward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2016	$172
Change in fair value	(109)
Ending balance at March 31, 2017	$63

	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Cash equivalents	$48,659	$—	$—
Total assets at fair value	$48,659	$—	$—
Liabilities:
Common stock warrants	$—	$—	$172
Total liabilities at fair value	$—	$—	$172

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2016 include (i) volatility (75.0%), (ii) risk free interest rate of 1.47% (estimated using treasury bonds with a 3 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($5.70) and (v) expected life (three years).

There were no transfers between Level 1, 2 or 3 during 2017 or 2016. If the Company’s estimates regarding the fair value of its warrants are inaccurate, a future adjustment to these estimated fair values may be required. Additionally, these estimated fair values could change significantly.

4. Prepaid Expenses

Prepaid expenses consist of the following:

	March 31, 2017	December 31, 2016
Prepaid clinical trial expense	$2,005	$2,005
Prepaid insurance	378	665
Other	142	98
Total prepaid expenses	$2,525	$2,768

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2017

(in thousands, except share and per share data)

5. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2017	December 31, 2016
Employee bonuses	$346	$1,041
Accrued clinical trial costs	2,008	1,908
Other	213	403
Total accrued liabilities	$2,567	$3,352

6. Loan and Security Agreement

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

Hercules Capital, Inc.

In February 2015, the Company entered into a loan and security agreement (the “Hercules Loan”) with Hercules Capital, Inc. (“Hercules”) for a term loan of up to $25.0 million.  In August 2016, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules which amended certain terms of the Hercules Loan.  In May 2017, the Company entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with Hercules which further amended certain terms of the Hercules Loan.   A first tranche of $16.5 million was funded upon execution of the Hercules Loan, approximately $15.5 million of which was used to repay the Company’s existing term loan with Oxford.

The First Amendment extended the Company’s option to draw down the second tranche of $8.5 million (the “Second Term Loan Advance”) of the term loan facility provided under the Hercules Loan (the “Term Loan”) until March 31, 2017, and makes the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions.  The Second Amendment further extended the Company’s option to draw the Second Term Loan Advance until January 31, 2018, and continues to make the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions.   The First Amendment also extended the interest-only payments until January 31, 2017, in connection with the first tranche of $16.5 million (the “First Term Loan Advance” and together with the Second Term Loan Advance, the “Term Loan Advances”).

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2017

(in thousands, except share and per share data)

6. Loan and Security Agreements (Continued)

The First Amendment provides the Term Loan will mature on December 1, 2018.  As a result of the First Amendment, and in connection with the extension of the interest-only period from the First Term Loan Advance, Hercules returned to the Company the principal payments paid by the Company in July and August 2016, which such returned payments will once again constitute outstanding Term Loan advances under the Hercules Loan.  In connection with the execution of the First Amendment, the Company paid Hercules a facility fee of $165.  The facility fee represents a debt issue cost which is being reflected as a reduction to the carrying amount of loan payable in accordance with ASU 2015-03.  Such issue costs are being amortized to interest expense over the life of the loan using the effective interest method.

The Hercules Loan accrues interest at a rate of the greater of 9.0% or 9.0% plus Prime minus 4.25% and is payable monthly.  Principal is due in 23 consecutive monthly installments beginning on February 1, 2017 and ending on December 1, 2018.  In addition, the Company is required to make a final payment of $610.5 on the maturity date of the Hercules Loan (December 1, 2018).  The amount of the end of term final payment is being accrued over the loan term as interest expense.

The Company may prepay all, but not less than all, of the Hercules Loan subject to a prepayment premium of 1.0% of the outstanding principal. The obligations of the Company under the Hercules Loan are secured by a perfected first position lien on all of the assets of the Company, excluding intellectual property assets.

In connection with the Hercules Loan, the Company issued Hercules a warrant to purchase 180,274 shares of the Company’s common stock at an exercise price of $5.89 per share which expires on February 24, 2020 and granted Hercules the right to participate in future equity financings in an amount up to $2.0 million while the loan and warrant are outstanding.

The Company allocated the proceeds of $16.5 million in accordance with ASC 470 based on the relative fair values.  The relative fair value of the warrants of approximately $1.2 million at the time of issuance, which was determined using the Black-Scholes option pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt.  The significant assumptions used in preparing the option pricing model for valuing the Company’s warrant issued to Hercules include (i) volatility (75.0%), (ii) risk free interest rate of 1.22% (estimated using treasury bonds with a 4 year life), (iii) strike price ($5.89) for the common stock warrant, (iv) fair value of common stock ($9.82) and (v) expected life (four years).  The discount on the debt is being amortized to interest expense over the term of the debt.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2017

(in thousands, except share and per share data)

7. Stockholders’ Equity

Shelf Registration Statement

On June 19, 2015, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million (the “2015 Shelf Registration Statement”).  On July 1, 2015, the 2015 Shelf Registration Statement was declared effective by the SEC.  The Company completed an offering of common stock in January 2016 utilizing the 2015 Shelf Registration Statement (see below).  In the future, the Company may also periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered.  At the time any of the securities covered by the 2015 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

2016 Public Offering of Common Stock

In January 2016, the Company completed an underwritten public offering of 5,511,812 shares of its common stock at a public offering price of $6.35 per share.  In February 2016, the underwriters of the public offering of common stock exercised in full their option to purchase an additional 826,771 shares of common stock at the public offering price of $6.35 per share, less underwriting discounts and commissions.  A total of 6,338,583 shares of common stock were sold in the public offering resulting in total net proceeds of approximately $37.5 million.  One of the Company’s stockholders, who was also affiliated with a member of the Company’s board of directors at the time of the public offering, purchased 393,700 shares of common stock for approximately $2.5 million in the public offering.

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2017	2016

Research and development	$277	$139
General and administrative	558	572
Total stock-based compensation expense	$835	$711

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2017

(in thousands, except share and per share data)

8. Related Party Transactions

Between March 17, 2014 and July 6, 2016, one of the Managing Partners of SmartPharma LLC, or SmartPharma, an entity which provides commercial and business development consulting services to the Company, served as Chief Commercial Officer of the Company. In connection with the appointment of this individual as Chief Commercial Officer, the Company amended its consulting agreement with SmartPharma to remove this individual from the list of persons providing service under the consulting agreement. SmartPharma invoiced the Company $2 of fees for the three months ended March 31, 2016.  In connection with the resignation of our Chief Commercial Officer, who was affiliated with SmartPharma, on July 6, 2016, the Company appointed a new Chief Commercial Officer.

9. Commitments and Contingencies

Legal Proceedings

Two complaints have been filed in federal court in the District of New Jersey on January 6, 2017 and January 20, 2017, titled Peng v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-119 (D.N.J.), and Lichtenthal v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-405 (D.N.J.), respectively, on behalf of a putative class of investors who purchased stock from March 9, 2016 through January 3, 2017.  The complaints allege violations of the federal securities laws based on public statements made regarding the Company’s Phase 3 SECURE clinical trial.  The complaints seek unspecified damages in an amount to be determined at trial. Agile denies all allegations in the complaints and the Company plans to vigorously defend the complaints that have been filed.

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position.  Based on its current knowledge, the Company does not believe that the amount of such possible loss or range of potential loss relating to the above complaints is reasonably estimable.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Dollars in tabular format are presented in thousands, except per share data, or as otherwise indicated.

Overview

We are a forward-thinking women’s healthcare company dedicated to fulfilling the unmet health needs of today’s women.  Our current product candidates are designed to provide women with contraceptive options that offer greater convenience and facilitate compliance. Our lead product candidate, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development.

Since our inception in 1997, we have devoted substantial resources to developing Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $20.9 million, $25.6 million and $13.4 million during the years ended December 31, 2016, 2015 and 2014, respectively.  We incurred research and development expenses of $4.7 million for the three months ended March 31, 2017.  We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla and advance our pipeline of product candidates.  Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.  We will require additional capital for the commercial launch of Twirla, if approved, and to advance the development of our other product candidates.

We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans.  As of March 31, 2017 and December 31, 2016 respectively, we had $41.7 million and $48.8 million in cash and cash equivalents.

In May, 2014, we completed our initial public offering whereby we sold 9,166,667 shares of common stock, at a public offering price of $6.00 per share, before underwriting discounts and expenses.  The aggregate net proceeds received by us from the initial public offering were approximately $49.7 million.

In January 2015, we completed a private placement of 3,418,804 shares of common stock at $5.85 per share.  Proceeds from the private placement, net of commissions and other offering costs were approximately $19.3 million.

In February 2015, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. or Hercules, for a term loan of up to $25.0 million, which we refer to as the Hercules Loan Agreement.  A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay our existing term loan.  The Hercules Loan Agreement was amended in August 2016 to, among other things, extend the period during which we can draw the second tranche of $8.5 million to March 31, 2017 and extended the period during which we make interest-only payments until January 31, 2017.  The Hercules Loan Agreement was further amended in May 2017 to extend the period during which we can draw the second tranche of $8.5 million to January 31, 2018.  On February 1, 2017, we began making principal payments with respect to the Hercules Loan.  See further discussion in “Funding Requirements and Other Liquidity Matters” below.

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

We have not generated any revenue and have never been profitable for any year. Our net loss was $28.7 million, $30.3 million and $16.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Our net loss was $7.5 million for the three months ended March 31, 2017.  We expect to incur increased expenses and increasing operating losses for the foreseeable future as we complete the development of Twirla, respond to the U.S. Food and Drug Administration, or FDA’s February 2013 Complete Response Letter, or CRL and supplement our New Drug Application, or NDA with the results of our recently completed Phase 3 clinical trial, which we refer to as the SECURE clinical trial, complete the qualification and validation of our commercial manufacturing process, initiate pre-launch commercial activities, commercially launch Twirla, advance our other product candidates and expand our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.  We will require additional capital for the commercial launch of Twirla, if approved, as well as advancing the development of our other product candidates.

We do not own any manufacturing facilities and rely on our third party manufacturer, Corium International, Inc., or Corium, for all aspects of the manufacturing of Twirla.  We will continue to invest in the manufacturing process for Twirla, and incur significant expenses, in order to complete the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities in order to be capable of supplying projected commercial quantities of Twirla, if approved.  Based on our interactions with the FDA on the chemistry, manufacturing and controls, or CMC issues raised in the CRL and our plan with Corium to validate the commercial scale equipment to manufacture Twirla, we expect to be able to address these issues in the resubmission of our NDA.  We continue to plan the process of scaling up the commercial manufacturing capabilities for Twirla with Corium and the associated costs and timelines. We expect the validation and expansion to be completed in coordination with our planned commercialization activities.  If we obtain regulatory approval for Twirla, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing, distribution, medical affairs and compliance functions, which will require additional capital.

In December 2016, we completed the SECURE clinical trial, in which we enrolled over 2,000 women for up to one year of treatment.  We announced top-line data in early January 2017.  In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constitute a basis for addressing the clinical deficiencies cited in the CRL.  We also requested feedback on whether the proposed Twirla NDA content will meet the FDA’s requirements for submission.  The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA will be sufficient to obtain regulatory approval of Twirla. Based on our feedback from the FDA, we expect to file our resubmission to the FDA by the end of the second quarter of 2017.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis, as the majority of our past and planned expenses have been and will be in support of Twirla. In 2017, we expect the expenses associated with the SECURE clinical trial to decrease as compared to 2016 as we complete the close-out activities associated with the trial and because no additional clinical trials are planned at this time.   During 2017, we expect to increase activities related to equipment qualification and validation of our commercial manufacturing process as we continue to prepare for the commercialization of Twirla.

To date, our research and development expenses have related primarily to the development of Twirla.  As we near completion of the SECURE clinical trial close-out activities, we expect research and development expenses to begin to shift away from costs associated with our SECURE clinical trial and toward the costs associated with preparing the resubmission of our NDA and completing the qualification and validation of our commercial manufacturing process. We began incurring expenses for the clinical development of AG200-SP in the second half of 2016.  We have decided to postpone the planned Phase 2 clinical trial for AG200-SP and will continue to evaluate the timing for initiating dosing of subjects for the planned Phase 2 clinical trial, which is dependent on financial and other capital resources. For the three months ended March 31, 2017 and 2016, our research and development expenses were approximately $4.7 million and $4.9 million, respectively. The following table summarizes our research and development expenses by functional area.

	Three months ended March 31,
	2017	2016

Clinical development	$1,262	$3,297
Regulatory	519	81
Personnel related	771	595
Manufacturing — commercialization	1,680	436
Manufacturing	212	379
Stock-based compensation	277	139
Total research and development expenses	$4,721	$4,927

We are currently in the process of completing the close-out activities associated with our SECURE clinical trial for Twirla which we expect to complete in 2017. It is difficult to determine with any certainty the exact duration and completion costs of our future clinical trials of Twirla or our other current and future product candidates we may advance, including AG200-SP, which is currently postponed. It is also difficult to determine if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates that obtain regulatory approval.  Our current business plan contemplates resubmission of our NDA to the FDA by the end of the second quarter of 2017 and assumes a six month review by the FDA. We may, however, never succeed in achieving regulatory approval for Twirla or any of our product candidates. The duration, costs and timing of clinical trials and development of our other product candidates in addition to Twirla will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, the slower than expected rate of enrollment we experienced for our SECURE clinical trial for Twirla, obtaining additional capital, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.  Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.  We will require additional capital for the commercial launch of Twirla, if approved, as well as advancing the development of our other product candidates.

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

For the three months ended March 31, 2017 and 2016, our general and administrative expenses totaled approximately $2.4 million and $2.1 million, respectively. We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla, its planned line extensions, and any of our other product candidates, and as we operate as a public company. These increases will likely include increased legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations.  Additionally, if in the future we believe regulatory approval of Twirla or any of our other product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three months ended March 31,
	2017	2016	Change
	(In thousands)
Operating expenses:
Research and development	$4,721	$4,927	$(206)
General and administrative	2,405	2,053	352
Total operating expenses	7,126	6,980	146
Other income (expenses)
Interest expense	(546)	(548)	2
Interest income	47	17	30
Change in fair value of warrants	109	193	(84)
Loss before income taxes	(7,516)	(7,318)	(198)
Benefit from income taxes	—	—	—
Net loss	$(7,516)	$(7,318)	$(198)

Research and development expenses.  Research and development expenses decreased by $0.2 million, or 4%, from $4.9 million for the three months ended March 31, 2016 to $4.7 million for the three months ended March 31, 2017. This decrease in research and development expenses was primarily due to the following:

•                  a decrease in clinical development expenses of $2.0 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  During the fourth quarter of 2016, we completed subject visits for our SECURE clinical trial for Twirla. Therefore, the decrease reflects reduced clinical trial activity in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as we continue to complete close-out activities associated with our SECURE clinical trial;

•                  an increase in manufacturing commercialization expenses of $1.2 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  This increase reflects materials, labor and other costs associated with the scale-up process and the on-going qualification process of the commercial manufacturing equipment.  During the remainder of 2017, we expect these expenses to increase significantly as we continue to advance our plan related to equipment qualification and validation of our commercial manufacturing process and as we continue to prepare for the commercialization of Twirla;

•                  an increase in regulatory expenses of $0.4 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  This increase primarily represents external costs associated with the preparation of our NDA resubmission and response to the CRL; and

•                  an increase in personnel-related expenses of $0.2 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  This increase primarily represents the addition of clinical and manufacturing employees to assist in the continued development of Twirla.

General and administrative expenses.  General and administrative expenses increased by $0.3 million, or 17% from $2.1 million for the three months ended March 31, 2016 to $2.4 million for the three months ended March 31, 2017. This increase in general and administrative expense was primarily due to the following:

•                  an increase in commercial development expense of $0.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  This increase relates to the initiation of certain pre-commercialization activities such as brand building, advocacy and consulting.  During the remainder of 2017, we expect these expenses to increase significantly as we continue to prepare for the commercialization of Twirla; and

•                  an increase in professional fees expense of $0.1 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 attributable to increased legal fees and increased investor relations activities.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the three months ended March 31, 2017 and 2016, respectively.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loan and the accrual of the final payment due to Hercules.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Change in fair value of warrants.  Certain of our warrants to purchase shares of our convertible preferred stock (prior to our initial public offering, or IPO) and common stock (post IPO) are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants (prior to the IPO) and common stock warrants with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock.  During the three months ended March 31, 2017, the fair value of our warrant liability changed by $0.1 million compared to the year ended December 31, 2016, primarily due to the decrease in the fair value of the underlying common stock.

Liquidity and Capital Resources

At March 31, 2017, we had cash and cash equivalents totaling $41.7 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated (in thousands):

	Three months ended March 31,
	2017	2016

Cash used in operating activities	$(6,008)	$(6,739)
Cash used in investing activities	(5)	(2)
Cash (used in) provided by financing activities	(993)	37,841
Net increase (decrease) in cash and cash equivalents	$(7,006)	$31,100

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our primary product candidate Twirla was being developed.  Net cash used in operating activities was $6.0 million for the three months ended March 31, 2017 and consisted primarily of a net loss of $7.5 million which was offset by non-cash stock-based compensation expense of $0.8 million and a working capital increase of $0.6 million. Net cash used in operating activities was $6.7 million for the three months ended March 31, 2016 and consisted primarily of a net loss of $7.3 million which was offset by non-cash stock-based compensation expense of $0.7 million. We began incurring expenses for the clinical development of AG200-SP in the third quarter of 2016. We have decided to postpone the planned Phase 2 clinical trial for AG200-SP and will continue to evaluate the timing for initiating dosing of subjects for the planned Phase 2 clinical trial, which is dependent on financial and other capital resources.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was $5 thousand and $2 thousand, respectively. Cash used in investing activities for these periods primarily represents the acquisition of equipment to be used in the commercialization of Twirla, if approved.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was $1.0 million which represented principal payments under the Hercules Loan Agreement.  Principal payments began on February 1, 2017.  Net cash provided by financing activities for the three months ended March 31, 2016 was $37.8 million which included (i) net proceeds of $37.5 million received from the sale of 6,338,583 shares of common stock in a public offering and (ii) proceeds of $0.3 million from the exercise of stock options.

Funding Requirements and Other Liquidity Matters

We are completing the close-out activities for the clinical development of Twirla, preparing the resubmission of our NDA for Twirla, planning the commercialization of Twirla, and advancing our plan for the scale-up of the commercial manufacturing process for Twirla. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

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

Based on our current business plan, we expect that our existing cash and cash equivalents as of March 31, 2017, will enable us to fund our operating expenses and capital expenditures requirements into the second quarter of 2018.  Our current business plan assumes resubmission of the NDA for Twirla by the end of the second quarter of 2017, a six month FDA review of our resubmission, initiation of pre-commercial activities and initiation of validation of our commercial manufacturing process in coordination with the commercialization of Twirla. We will require additional capital for the commercial launch of Twirla, if approved, as well as advancing the development of our other product candidates. We cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process.  In the event of unforeseen changes to our planned timelines, we have the ability to postpone certain commercial and validation spending we believe will allow us to continue the funding of our operations into the second quarter of 2018.  We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development, including, among other things, manufacturing scale up, resubmission of the NDA for Twirla and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

•                  the costs and timing of final close-out activities for the Phase 3 SECURE clinical trial for Twirla;

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2017 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Term loan	$17,764	$7,395	$10,369	—	—
Operating lease	735	194	541		—
Total	$18,499	$7,589	$10,910		$—

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

The First Amendment extends our option to draw down the second tranche of $8.5 million referred to as the “Second Term Loan Advance”, of the term loan facility provided under the Hercules Loan, or the Term Loan, until March 31, 2017 and makes the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions.  The Hercules Loan Agreement was further amended in May 2017 to extend the period during which we can draw the second tranche of $8.5 million to January 31, 2018 and continues to make the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions.    The First Amendment also extended the interest-only payments until January 31, 2017, in connection with the first tranche of $16.5 million, or the First Term Loan Advance, and together with the Second Term Loan Advance, referred to as the Term Loan Advances.

The First Amendment provides that the Term Loan will mature on December 1, 2018.  The First Amendment also provides that as part of the extension of the interest-only period from the First Term Loan Advance, Hercules returned to us the principal payments paid by us in July and August 2016, which such returned payments will once again constitute Term Loan Advances under the Hercules Loan.  In connection with the execution of the First Amendment, we paid Hercules a facility fee of $0.165 million.

The Hercules Loan accrues interest at a rate of the greater of 9.0% or 9.0% plus Prime minus 4.25% and is payable monthly.  Principal is due in 23 consecutive monthly installments beginning on February 1, 2017 and ending on December 1, 2018.  In addition, we are required to make a final payment of $610,500 on the maturity date of the Hercules Loan, December 1, 2018.  The final payment is being accrued and recorded to interest expense over the life of the Hercules Loan.  On February 1, 2017, we began making principal payments with respect to the Hercules Loan.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern.  The new standard is effective for the annual period ending after December 15, 2016, and for interim periods thereafter. We adopted ASU 2014-15 in the fourth quarter of 2016, which resulted in no change to our financial statements.  Additionally, we will perform quarterly evaluations to identify current conditions which may raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  See Note 1 to our financial statements for additional information on our liquidity risks and management’s plans.

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

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business.  Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, financing, exchange rates or other factors.  These market risks are principally limited to interest rate fluctuations.

We had cash and cash equivalents of $41.7 million and $48.8 million at March 31, 2017 and December 31, 2016, respectively consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements.  We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2017.

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

Part II:  Other Information

Item 1.  Legal Proceedings.

Two complaints have been filed in federal court in the District of New Jersey on January 6, 2017 and January 20, 2017, titled Peng v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-119 (D.N.J.), and Lichtenthal v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-405 (D.N.J.), respectively, on behalf of a putative class of investors who purchased stock from March 9, 2016 through January 3, 2017.  The complaints allege violations of the federal securities laws based on public statements made regarding our Phase 3 “SECURE” clinical trial.  The complaints seek unspecified damages in an amount to be determined at trial.  We deny all allegations in the complaints and we plan to vigorously defend the complaints that have been filed.

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

We have previously conducted two Phase 3 clinical trials for Twirla, and we filed a new drug application, or NDA, with the FDA for Twirla in April 2012. The FDA issued a Complete Response Letter, or CRL, in February 2013, identifying certain issues, including a request for additional clinical data, quality information and chemistry, manufacturing and controls information, which must be addressed before approval can be granted. We have continued to interact with the FDA on its CMC and other questions and continued additional supportive testing in order to respond to the FDA’s CMC questions. In addition, we are gathering the requested information and have conducted an additional Phase 3 clinical trial for Twirla®, which we refer to as the SECURE clinical trial.  The SECURE clinical trial commenced enrollment during the third quarter of 2014 and completed in December 2016. In January 2017, we announced top-line results. Based on the results of the SECURE clinical trial and additional information relating to the manufacture of Twirla, we plan to resubmit our NDA by the end of the second quarter of 2017.  Although we met with the FDA in October 2013 to discuss our new Phase 3 clinical trial and have received substantial written comments from the FDA in subsequent interactions, we have not sought and have not obtained agreement with the FDA on a special protocol assessment regarding the new Phase 3 trial. In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constitute a basis for addressing the clinical deficiencies cited in the CRL.  We also requested feedback on whether the proposed Twirla NDA content will meet the FDA’s requirements for submission.  In April 2017, we received final meeting minutes from our March 2017 meeting with the FDA. The FDA indicated that based on the preliminary information provided by us, the SECURE clinical trial results appear acceptable for resubmission and provided feedback on our proposed approach to the FDA’s other questions in the CRL, including those questions relating to our analysis to support manufacturing controls and release specifications and our use of laser etching on the Twirla patches. The FDA further provided responses to us regarding the presentation of efficacy, safety and clinical pharmacology analyses in the NDA and requested that subgroup analysis of efficacy by body weight be provided.  The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA will be sufficient to obtain regulatory approval of Twirla. We cannot predict whether regulators will agree with our conclusions regarding the results of the SECURE clinical trial or any clinical trials we have conducted to date, including whether our data are reliable and generalizable. For example, based on the SECURE top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88.  If we were to exclude the top-line data on the obese subpopulation, our Pearl Index for non-obese patients was 3.94 with an upper-bound of the 95% confidence interval of 5.35.  The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03.  In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related deep vein thrombosis, or DVTs, or pulmonary embolisms, or PEs, 4 of whom were obese (BMI > 30 kg/m2).  Although ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index, the FDA could conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population.  Accordingly, the FDA may not approve our Twirla NDA.  Alternatively, the FDA may determine that for a specific subgroup of patients, Twirla has lower efficacy and presents a higher risk, necessitating labeling restrictions. For instance, the FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories.  As such, we may not obtain approval of Twirla based on these data or any other basis, or if approved, may only receive approval with significant labeling restrictions. In addition, the FDA may re-inspect our manufacturing partner’s facilities as well as SECURE clinical trial sites during its review of our resubmission before approval can be granted.

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

In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constitute a basis for addressing the clinical deficiencies cited in the CRL.  We also requested feedback on whether the proposed Twirla NDA content will meet the FDA’s requirements for submission.  In April 2017, we received final meeting minutes from our March meeting with the FDA. The FDA indicated that based on the preliminary information provided by us, the SECURE clinical trial results appear acceptable for resubmission and provided feedback on our proposed approach to the FDA’s other questions in the CRL, including those questions relating to analysis to support manufacturing controls and release specifications and use of laser etching on the Twirla patches. The FDA further provided responses to us regarding the presentation of efficacy, safety and clinical pharmacology analyses in the NDA and requested that subgroup analysis of efficacy by body weight be provided.  The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA will be sufficient to obtain regulatory approval of Twirla. There is no guarantee that the data obtained from the SECURE clinical trial will be supportive of, or guarantee, an NDA resubmission, or result in our successfully obtaining FDA approval of Twirla in a timely fashion and for a commercially viable indication, if at all. For example, the FDA could determine that the trial did not meet its objectives or the FDA could still have concerns regarding the conduct of the SECURE clinical trial, including regarding discontinuance of subjects from the trial.  At any future point in time, the FDA could require us to complete further clinical or preclinical trials, or take other actions which could delay or preclude any NDA resubmission or approval of the NDA and would require us to obtain significant additional funding.  There is no guarantee such funding would be available to us on favorable terms, if at all, nor is there any guarantee that FDA would consider any additional information complete or sufficient to support approval.  If the Twirla NDA is resubmitted, the FDA may hold an advisory committee meeting to obtain committee input on the safety and efficacy of Twirla. Typically, advisory committees will provide responses to specific questions asked by the FDA, including the committee’s view on the approvability of the product candidate under review.  Advisory committee decisions are not binding but an adverse decision at the advisory committee may have a negative impact on the regulatory review of Twirla.  Additionally, we may choose to engage in the dispute resolution process with the FDA if we do not receive approval, which could extend the timeline for any potential approval.

Further, if we are able to resubmit an NDA for Twirla with the clinical data from the SECURE clinical trial, there is no guarantee that such data will be deemed sufficient by the FDA.  While we designed the protocols for the SECURE clinical trial to address the issues raised in the CRL, there is no guarantee that the FDA will deem such protocols or results from the study sufficient to address those issues when they are formally reviewed as a part of an NDA resubmission or to demonstrate safety and efficacy to the satisfaction of the FDA.  The FDA has significant discretion in the review process, and we cannot predict whether the FDA will agree with our conclusions regarding the results of the SECURE clinical trial, including whether our data are reliable and generalizable.  For example, the FDA may disagree with our calculations relating to the number of pregnancies occurring on study, or may view the SECURE data as insufficient to demonstrate a favorable benefit/risk profile for approval for the proposed indication.  In addition, based on top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88.  If we were to exclude the top-line data on the obese subpopulation, our Pearl Index for non-obese patients was 3.94 with an upper-bound of the 95% confidence interval of 5.35.  The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03.  In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI > 30 kg/m2). Although ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index, the FDA could conclude that our Pearl Index for either the overall study population or a subgroup of the study population or only the non-obese study population is too high to demonstrate efficacy and an adequate risk/benefit profile, and as such, the FDA could decline to approve Twirla on this or any other basis.  Further, the FDA may not agree with our analysis of the relationship between BMI and efficacy for Twirla and the FDA may interpret our overall data differently than we do and may decline to approve Twirla on this or any other basis.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.  In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in or adherence to trial protocols, differences in size and type of the subject populations and the rates of dropout among clinical trial subjects. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for our product candidates. For example, we received a CRL from the FDA with respect to an NDA previously filed for Twirla, in which the FDA requested, among other items, additional Phase 3 clinical data to support the application.  The SECURE clinical trial was designed in consultation with the FDA and is different than the design of our previous clinical trials of Twirla and it is possible that the FDA could conclude that there was significant variability in the safety and efficacy results of these trials.  Additionally, while our SECURE clinical trial was designed and implemented in a manner to address the FDA’s comments and guidance, it is possible that the FDA could conclude the data are not supportive of approval, reliable or generalizable. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trials may not be successful.

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

If the results of the clinical trials for our current product candidates or clinical trials for any future product candidates do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. For example, in the CRL that we received from the FDA in connection with the NDA previously filed for Twirla, one of the FDA’s comments was that acceptable evidence of efficacy was not demonstrated, as measured by Pearl Index, or PI. Specifically, in our completed Phase 3 trials, the PI was higher than that seen in registration trials for previously approved hormonal contraceptives. Experts seem to agree that inconsistent or incorrect use is a major contributor to the increased PI seen in more recent contraceptive trials.  The PI values from clinical trials are also affected by additional factors, including differences in study design, increased sensitivity of early pregnancy tests, weight and body mass index, or BMI, of the study population and user experience. For example, consistent with other recent hormonal contraceptive clinical trials, including Ortho Evra® and Quartette®, and the 2015 meta-analysis conducted by FDA authors on the effect of obesity on the effectiveness of hormonal contraceptives, a relationship between obesity and efficacy was observed among subjects 35 years of age and under in our SECURE clinical trial.  Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer-term trials, or have failed to obtain regulatory approval of their product candidates. Many compounds that initially showed promise in clinical trials or earlier preclinical studies have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. The FDA may interpret the data from the SECURE clinical trial differently than we do and may decline to approve Twirla on this or any other basis.

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

In December 2016, we completed our SECURE clinical trial for Twirla and, as we have previously announced, we expect to conduct additional clinical trials in the future for our other product candidates subject to available funding. Subject enrollment for our future clinical trials, which is a significant factor in the timing of clinical trials, is affected by a variety of factors, including the following:

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

Furthermore, we plan to rely on a CRO and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we may have agreements governing their committed activities, we have limited influence over their actual performance. Additionally, the CRO and clinical trial sites may have business, regulatory, personnel or other issues that keep us from satisfactorily completing our clinical trials.  Any delays or unanticipated problems during clinical trials, such as additional monitoring of clinical trial sites, slower than anticipated enrollment in our clinical trials or subjects dropping out of or being excluded from participation in our clinical trials at a higher rate than we anticipate, could increase our costs, slow down our product development and approval process and harm our business.  For example, we experienced a slower than expected rate of enrollment for our SECURE clinical trial of Twirla, which we began enrolling in the fourth quarter of 2014, and, as a result, we completed the clinical trial in December 2016.

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

•                  Our inability to adequately address the FDA’s request in the CRL for additional information on controls and release specifications related to Twirla, and manufacturing and control information related to the Drug Master File of one of the raw materials in Twirla, and validate our commercial manufacturing process;

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

In December 2016, we completed our Phase 3 SECURE clinical trial and announced top-line data in early January 2017.  We plan to resubmit our NDA for Twirla by the end of the second quarter of 2017.   In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constitute a basis for addressing the clinical deficiencies cited in the CRL.  We also requested feedback on whether the proposed Twirla NDA content will meet the FDA’s requirements for submission.  In April 2017, we received final meeting minutes from our March meeting with the FDA. The FDA indicated that based on the preliminary information provided by us, the SECURE clinical trial results appear acceptable for resubmission and provided feedback on our proposed approach to the FDA’s other questions in the CRL, including those questions relating to analysis to support manufacturing controls and release specifications and use of laser etching on the Twirla patches.  The FDA further provided responses to us regarding the presentation of efficacy, safety and clinical pharmacology analyses in the NDA and requested that subgroup analysis of efficacy by body weight be provided. The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA will be sufficient to obtain regulatory approval of Twirla. The FDA’s review of our NDA is subject to all the risks described above in addition to, among other things, the FDA’s assessment of our specific response to the CRL and the efficacy and safety of Twirla as demonstrated in the final SECURE clinical trial results.  The lengthy and unpredictable approval process, as well as the unpredictability of future clinical trial results, may result in our failure to obtain regulatory approval to market Twirla or any of our other product candidates, which would significantly harm our business, results of operations and prospects.

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

Unforeseen adverse effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. In the combined safety population of our Phase 3 trials completed prior to the SECURE clinical trial, there were a total of 22 serious adverse events, or SAEs, of which 16 occurred in the Twirla cohort, which had approximately 2.3 times as many subjects as the oral contraceptive comparator cohort. Three of the 16 SAEs in the Twirla cohort (0.2% of the overall Twirla safety population) were considered to be possibly related to Twirla, and included one drug overdose with Benadryl, one case of uncontrollable nausea and vomiting and one instance of DVT. In addition to the SAEs described above, some subjects taking Twirla experienced non-serious adverse events, such as nausea, headache, application site irritation and breast tenderness. Subjects receiving the oral contraceptive comparator also experienced non-serious adverse events such as nausea, headache and breast tenderness, though at different rates.  In the SECURE clinical trial, SAEs were observed in 2.0% of the SECURE clinical trial population, and 0.6% of subjects had SAEs that were considered potentially study drug related, including DVT, PE, gallbladder disease, ectopic pregnancy, and depression.  In the combined safety database for the three Agile Phase 3 trials (n >3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI >30kg/m2).

Any undesirable adverse effects that may be caused by our product candidates could interrupt, delay or halt clinical trials and could result in more restrictive labeling or the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. For instance, FDA may determine that for specific subgroups of patients, Twirla has lower efficacy and presents a higher risk.  Accordingly, FDA may not approve our Twirla NDA or may require labeling restrictions.  By example, FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories.  Adverse effects could also impact subject recruitment or the ability or willingness of enrolled subjects to complete the trial, or result in product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We have incurred losses in each year since our inception in December 1997. Our net loss was $28.7 million, $30.3 million and $16.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our net loss was $7.5 million for the three months ended March 31, 2017.  As of March 31, 2017, we had an accumulated deficit of approximately $201.0 million.

Specialty pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur expenses without corresponding revenues until we are able to obtain regulatory approval and subsequently sell Twirla in significant quantities, which may not happen. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We expect to incur increased expenses as we complete the development of Twirla, respond to the CRL and supplement our NDA with the results of the SECURE clinical trial, complete the qualification and validation of our commercial manufacturing process, initiate pre-launch commercial activities, commercially launch Twirla, advance our other product candidates and expand our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.  We will require additional capital for the commercial launch of Twirla, if approved, as well as advancing the development of our other product candidates. To date, we have financed our operations primarily through sales of common stock, convertible preferred stock and convertible promissory notes and to a lesser extent, through term loans and government grants. Our product candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue.

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

We need large amounts of capital to support our development and commercialization efforts for Twirla. If we are unable to secure sufficient capital to fund our operations, we will not be able to continue these efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to Twirla with third parties in ways that we currently do not intend or on terms that may not be favorable to us.  Our cash and cash equivalents were $41.7 million as of March 31, 2017.  Based on our current business plan, we believe that our cash and cash equivalents as of March 31, 2017 will be sufficient to meet our operating requirements into the second quarter of 2018.  Our current business plan assumes resubmission of the NDA for Twirla by the end of the second quarter of 2017, a six month FDA review of our resubmission, initiation of pre-commercial activities and initiation of validation of our commercial manufacturing process in coordination with the commercialization of Twirla.  We will require additional capital to fund operating needs thereafter, including among other items, the commercial launch for Twirla and advancing the development of our other product candidates.  We cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process.  In the event of unforeseen changes to our planned timelines, we have the ability to postpone certain commercial and validation spending we believe will allow us to continue the funding of our operations into the second quarter of 2018.  We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or we encounter any unforeseen events that affect our current business plan.  Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms and not enter into strategic collaborations, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In February 2015, we entered into a loan and security agreement, referred to herein as the Hercules Loan Agreement, with Hercules Capital, Inc., or Hercules, for a term loan of up to $25.0 million.  The Hercules Loan Agreement was amended effective August 25, 2016.  A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay our term loan with Oxford.  Under terms of the Hercules Loan Agreement, we may, but are not obligated to, draw an additional tranche of up to $8.5 million through March 31, 2017, subject to the achievement of certain clinical milestones.  The Hercules Loan Agreement was further amended in May 2017 to extend the period during which we can draw the second tranche of $8.5 million to January 31, 2018.

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

The Hercules Loan Agreement is secured by substantially all of our property other than our intellectual property. As a result of the amendment to the Hercules Loan Agreement, were required to make interest-only payments through January 2017. On February 1, 2017, we began making principal payments with respect to the Hercules Loan. The Hercules Loan Agreement currently bears interest at rate of 9.0% per annum and matures on December 1, 2018.

Additionally, we may be required to repay the outstanding indebtedness under the term loan if an event of default occurs under the Hercules Loan Agreement. Under the Hercules Loan Agreement, an event of default will occur if, among other things, we fail to make payments under the Hercules Loan Agreement or we breach any of our covenants under the Hercules Loan Agreement, subject to specified cure periods with respect to certain breaches; Hercules determines in good faith that we are unable to satisfy our obligations under the Hercules Loan Agreement as they become due and that our principal investors do not intend to fund amounts necessary to satisfy such obligations; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit Hercules to accelerate the maturity of such indebtedness or that could have a material adverse effect on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes all of our property other than our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. From our inception to March 31, 2017, we have cumulative net cash flows used by operating activities of $176.1 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

Based on our current business plan, we believe that our cash and cash equivalents as of March 31, 2017 will be sufficient to meet our operating requirements into the second quarter of 2018.  Our current business plan assumes resubmission of the NDA for Twirla by the end of the second quarter of 2017, a six month FDA review of our resubmission and successful completion of validation of its commercial manufacturing process in coordination with the commercialization of Twirla. We expect that these funds will not be sufficient to enable us to complete all necessary development of our product candidates other than Twirla, or commercially launch Twirla or our other current product candidates. Accordingly, we will be required to obtain further funding through other public or private offerings, debt financing, collaboration or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward- looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.

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

We are seeking approval for Twirla from the FDA for a contraception indication. Following our original submission of the NDA, we received a CRL from the FDA requesting, among other things, additional Phase 3 data.   Our ability to commercialize Twirla, and the timing of Twirla commercialization, is dependent on FDA’s review of our data from the SECURE clinical trial and our NDA for Twirla, and other items such as timely and successful completion of validation of equipment for commercial manufacturing, ultimate FDA approval, and additional capital.  In our current business plan, we have assumed resubmission of our NDA for Twirla to the FDA by the end of the second quarter of 2017, a six-month FDA review of our resubmission and completion of validation of our commercial manufacturing process in coordination with our commercialization of Twirla.  We cannot assure you that the FDA will approve Twirla or that the FDA’s timeline for review will be within six months.

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

Of particular relevance to our business is the ACA requirement that all health plans, with limited exceptions, cover certain preventive services for women with no cost-sharing, which means no deductible, no co-insurance and no co-payments by the patient. Contraceptive methods and counseling, including all FDA-approved contraceptive methods as prescribed, are included in the ACA mandate, and this has come to be known as the “contraceptive mandate.” Under the ACA, payors are only required to cover one favored product within each contraceptive “method” without imposing any cost-sharing obligations on the patient. For example, the introduction of a generic contraceptive patch product with a price that will likely be lower than the price of Twirla makes it less clear that Twirla would have a preferred position, such as coverage without a co-insurance payment, under the ACA contraceptive mandate. Other products within the same method may also be covered, but payors are allowed to use reasonable medical management techniques, such as the application of cost-sharing obligations. An amendment was issued that provided an exemption to the contraceptive mandate for group health plans established or maintained by religious employers. However, the contraceptive mandate has remained controversial, with several legal challenges filed around the country. In June 2014, the U.S. Supreme Court ruled that owners of certain private companies can object to the contraceptive mandate on religious grounds and in November 2015, the Court agreed to hear arguments from non-profit organizations requesting similar treatment. Although it is too early to determine the full effect of the contraceptive mandate and other provisions of the ACA on our business, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.  Moreover, the U.S. Congress is potentially pursuing legislation, which, if passed and signed into law by the new administration, would repeal and possibly replace certain aspects of the ACA. Further, on January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices among others. There are several proposals to reform the federal healthcare laws being advocated and it is still unclear whether such reform efforts will succeed and if so, which proposals will ultimately be successful. Therefore, it is difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business.

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

Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, will be required to label drug product with a product identifier toward the end of 2017 and are required to keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will be required to be done electronically toward the end of 2017. Manufacturers must also verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this legislation, manufactures  have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

We, through Corium, also rely on certain third parties as the current sole source of the materials they supply. Although many of these materials are produced in more than one location or are available from another supplier, if any of these materials becomes unavailable to us for any reason, we likely would incur added costs and delays in identifying or qualifying replacement materials and there can be no assurance that replacements would be available to us on acceptable terms, or at all. In certain cases we may be required to get regulatory approval to use alternative suppliers, and this process of approval could delay development of our product candidates and, assuming FDA approval, commercial production of Twirla, indefinitely.  For example, the sole manufacturer of one of the components of the packaging of our Twirla patch notified us that it would be discontinuing manufacture of the component. We currently believe that manufacturing of this component has now been discontinued.  In conjunction with Corium, we were able to secure an amount of inventory of the packaging component that we believe will last until at least 2019.  We are currently evaluating sources for a replacement for this discontinued component and, assuming FDA approval of this replacement material, we could eventually use the replacement material in connection with the commercial production of Twirla.

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

Even if we obtain U.S. regulatory approval of Twirla or other product candidates, the FDA may still impose significant restrictions on their indicated uses, including more limited patient populations, require that precautions, contraindications, or warnings be included on the product labeling, including black box warnings, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Claims that we may make may also be restricted through our approved labeling. For example, based on the SECURE top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88.  The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03.  In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI > 30 kg/m2).   Although ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index, the FDA could conclude that the Pearl Index in the overall population or a subpopulation is too high to demonstrate efficacy and an adequate risk/benefit profile.   As such, we may not obtain approval of Twirla based on these data or any other basis. Even if we receive approval of Twirla, FDA may determine that for a specific subgroup of patients, Twirla has lower efficacy and presents a higher risk, necessitating labeling restrictions.  For instance, FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories or otherwise require labeling limitations or warnings for such subpopulation, which could limit the commercial potential of the product, if approved.  FDA may further require us to include other information and/or data in the label for Twirla that may make it more difficult for us to successfully commercialize the product, if approved.  For instance, FDA may require us to include the Pearl Index results from the previously conducted Phase 3 trials, which were higher than the SECURE clinical trial’s overall and certain sub-group Pearl Index results.  We will discuss specific labeling requirements with the FDA in the future.

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

As of March 31, 2017, we had a total of 17 full-time employees, and we use third-party consultants to assist with our current sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering, which occurred in May 2014; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

•                  Adverse results in our SECURE clinical trial for Twirla;

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

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and the NASDAQ Global Market and the stock prices of pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.  For example, two complaints have been filed in federal court in the District of New Jersey on January 6, 2017 and January 20, 2017, titled Peng v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-119 (D.N.J.), and Lichtenthal v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-405 (D.N.J.), respectively, on behalf of a putative class of investors who purchased stock from March 9, 2016 through January 3, 2017.  The complaints allege violations of the federal securities laws based on public statements made regarding the Company’s Phase 3 SECURE clinical trial.  We deny all allegations in the complaints and we plan to vigorously defend the complaints that have been filed.

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

As of May 5, 2017, we had 28,806,398 shares of common stock outstanding.  Of these shares, 25,120,683 shares of common stock are freely tradeable, without restriction, in the public market.  Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock

In addition, the 3,953,387 shares subject to outstanding options under our stock option plans and the 724,030 shares reserved for future issuance under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

We may be subject to securities litigation, which is expensive and could divert management attention.

Our market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.   For example, two complaints have been filed in federal court in the District of New Jersey on January 6, 2017 and January 20, 2017, titled Peng v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-119 (D.N.J.), and Lichtenthal v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-405 (D.N.J.), respectively, on behalf of a putative class of investors who purchased stock from March 9, 2016 through January 3, 2017.  The complaints allege violations of the federal securities laws based on public statements made regarding our Phase 3 SECURE clinical trial. The complaints seek unspecified damages in an amount to be determined at trial. We deny all allegations in the complaints and we plan to vigorously defend the complaints that have been filed.

Our existing principal stockholders, executive officers and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to our stockholders for approval.

As of March 31, 2017, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 67.1% of our outstanding voting stock.

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

We will have broad discretion in how we use the net proceeds from our recently completed private placement and public offering. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

We will have considerable discretion in the application of the net proceeds from our recently completed private placement and public offering. We intend to use the majority of the net proceeds from our recently completed private placement and public offering to complete a Phase 3 clinical trial for Twirla, obtain marketing approval and begin preparations for the U.S. commercial launch of Twirla, continue the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities, develop our product pipeline, and for working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, validation of capital equipment and the costs of operating as a public company. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds from our recently completed private placement and public offering. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from our recently completed private placement and public offering in a manner that does not produce income or that loses value.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date we completed our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5.  Other Information

In February 2015, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. or Hercules, for a term loan of up to $25.0 million, which we refer to as the Hercules Loan Agreement.  A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay our existing term loan.  The Hercules Loan Agreement was amended in August 2016 to, among other things, extend the period during which we can draw the second tranche of $8.5 million to March 31, 2017 and extended the period during which we make interest-only payments until January 31, 2017.  The Hercules Loan Agreement was further amended in May 2017 to extend the period during which we can draw the second tranche of $8.5 million to January 31, 2018.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2017	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2017

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

10.1

Second Amendment to Loan and Security Agreement, dated May 5, 2017, by and among Agile Therapeutics, Inc. and Hercules Capital, Inc. and the several banks and other financial institutions or entities from time to time parties to the loan agreement, dated February 24, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2017.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2017.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, May 8, 2017.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, May 8, 2017.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.