Form 10-Q
period 2017-06-30
AGILE THERAPEUTICS INC
filed 2017-07-28
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 28,806,398 shares of the registrant’s common stock, $0.0001 par value, outstanding as of July 27, 2017.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended June 30, 2017

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

•                  the success and timing of our clinical trials;

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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1.  Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$33,938	$48,750
Prepaid expenses	525	2,768
Total current assets	34,463	51,518
Property and equipment, net	12,769	12,330
Other assets	18	18
Total assets	$47,250	$63,866

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,986	$2,050
Accrued expenses	1,186	3,352
Loan payable, current portion	5,981	5,104
Warrant liability	70	172
Total current liabilities	10,223	10,678
Loan payable, long-term	7,886	10,899
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value, authorized 150,000,000 shares; 28,806,398 shares issued and outstanding as of June 30, 2017 and 28,759,731 shares issued and outstanding as of December 31, 2016;	3	3
Additional paid-in capital	237,567	235,754
Accumulated deficit	(208,429)	(193,468)
Total stockholders’ equity	29,141	42,289
Total liabilities and stockholders’ equity	$47,250	$63,866

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

(in thousands, except par value and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$3,798	$5,577	$8,519	$10,505
General and administrative	3,198	2,264	5,603	4,316
Total operating expenses	6,996	7,841	14,122	14,821
Loss from operations	(6,996)	(7,841)	(14,122)	(14,821)
Other income (expense)
Interest expense	(504)	(548)	(1,050)	(1,095)
Interest income	61	33	109	50
Change in fair value of warrants	(7)	(62)	102	130
Loss before benefit from income taxes	(7,446)	(8,418)	(14,961)	(15,736)
Benefit from income taxes	—	—	—	—
Net loss	$(7,446)	$(8,418)	$(14,961)	$(15,736)

Net loss per share - basic and diluted	$(0.26)	$(0.29)	$(0.52)	$(0.57)

Weighted-average shares outstanding —basic and diluted	28,802,112	28,744,004	28,785,827	27,785,113

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(14,961)	$(15,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11	9
Noncash stock based compensation	1,760	1,666
Noncash interest	360	344
Change in fair value of warrants	(102)	(130)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,243	1,617
Other assets	—	—
Accounts payable and accrued expenses	(1,230)	(768)
Net cash used in operating activities	(11,919)	(12,998)

Cash flows from investing activities
Acquisition of property and equipment	(450)	(20)
Net cash used in investing activities	(450)	(20)

Cash flows from financing activities
Cash paid for debt financing costs	—	—
Principal payments on long-term debt	(2,496)	—
Proceeds from the issuance of common stock, net	—	37,527
Proceeds from exercise of stock options	53	320
Net cash provided by (used in) financing activities	(2,443)	37,847
Net increase (decrease) in cash and cash equivalents	(14,812)	24,829
Cash and cash equivalents, beginning of period	48,750	34,395
Cash and cash equivalents, end of period	$33,938	$59,224

Supplemental disclosure of noncash financing activities

Supplemental cash flow information
Interest paid	$713	$755
Income taxes paid	$—	$—

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2017

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

The Company’s lead product candidate, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development.  Substantially all of the Company’s resources are currently dedicated to developing and seeking regulatory approval for Twirla. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company has incurred losses each year since inception. As of June 30, 2017, the Company had an accumulated deficit of approximately $208.4 million.

The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings (see Note 7), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding. The Company expects to continue to incur net losses into the foreseeable future.

As of June 30, 2017, the Company had cash and cash equivalents of $33.9 million.  The Company believes that its existing cash and cash equivalents will not be sufficient to fund its current and planned operations through the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company has based this belief on assumptions and estimates that may prove to be wrong, and the Company could spend its available cash and cash equivalents less or more rapidly than expected.  The Company will continue to require additional funding to support its continued development and commercialization efforts for Twirla as well as advancing the development of its other product candidates.  Management intends to seek additional capital through equity and/or debt financings or through other sources of financing in the future.  Adequate additional funding may not be available to the Company on acceptable terms, or at all.  If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to delay or scale back the planned development and planned commercialization of Twirla and its business, operating results and financial condition would be adversely affected.

The unaudited condensed financial statements as of June 30, 2017 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months.  The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional equity and/or debt financing and reduce expenditures.  The unaudited condensed financial statements as of June 30, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2017

(in thousands, except share and per share data)

1. Organization and Description of Business (Continued)

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

In the opinion of management, the unaudited interim condensed financial statements reflects all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. Summary of Significant Accounting Policies

The Company’s complete listing of significant accounting policies is described in Note 2 to the Company’s audited financial statements as of December 31, 2016 included in its annual report on Form 10-K filed with the SEC.

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2017

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Warrants

The Company accounts for its warrants to purchase redeemable convertible stock in accordance with ASC 480, Distinguishing Liabilities from Equity. ASC 480 requires that a financial instrument, other than an outstanding share, that, at inception, is indexed to an obligation to repurchase the issuer’s equity shares, regardless of the timing or the probability of the redemption feature, and may require the issuer to settle the obligation by transferring assets be classified as a liability. The Company measures the fair value of its warrant liability using the Black-Scholes option pricing model with changes in fair value recognized as increases or reductions to other income (expense) in the statement of operations.

In connection with the completion of the Company’s initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock.  Warrants with non-standard anti-dilution provisions (referred to as down round protection) are classified as liabilities and re-measured each reporting period.  As of June 30, 2017, there were outstanding 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

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

The Company also awards restricted stock units (“RSUs”) to employees and its board of directors.   RSUs are generally subject to forfeiture if employment terminates prior to the completion of the vesting restrictions.  The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. In April 2017, the Company granted up to 180,000 shares of performance-based restricted stock units (“Performance Units”) under the Company’s 2014 Incentive Compensation Plan, to named executive officers which are primarily contingent upon achievement of performance goals during the performance period beginning on the date of grant and ending on December 31, 2018 as set forth in each officer’s performance unit agreement.  For awards with a performance condition which affects the vesting of the Performance Units, cost is recognized only if the performance condition is probable of being satisfied. Given the uncertainty of the achievement of the performance goals during the performance period, the Company has not recorded compensation expense related to these awards for the three and six months ended June 30, 2017.

Awards for consultants are accounted for under ASC 505-50, Equity Based Payments to Non-Employees. Any compensation expense related to consultants is marked-to-market over the applicable vesting period as they vest.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2017

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2017 and 2016, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	June 30,
	2017	2016
Common stock warrants	242,779	242,779
Common stock options	3,779,915	2,759,939
Unvested restricted stock units	264,361	33,334
Total	4,287,055	3,036,052

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

June 30, 2017

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of June 30, 2017 and December 31, 2016.

	Level 1	Level 2	Level 3
June 30, 2017
Assets:
Cash equivalents	$33,838	$—	$—
Total assets at fair value	$33,838	$—	$—
Liabilities:
Common stock warrants	$—	$—	$70
Total liabilities at fair value	$—	$—	$70

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2017

(in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of June 30, 2017 include (i) volatility (70.0%), (ii) risk free interest rate of 1.55% (estimated using treasury bonds with a 2.50 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($3.76) and (v) expected life (2.50 years).

The following is a rollforward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2016	$172
Change in fair value	(102)
Ending balance at June 30, 2017	$70

	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Cash equivalents	$48,659	$—	$—
Total assets at fair value	$48,659	$—	$—
Liabilities:
Common stock warrants	$—	$—	$172
Total liabilities at fair value	$—	$—	$172

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

4. Prepaid Expenses

Prepaid expenses consist of the following:

	June 30, 2017	December 31, 2016
Prepaid clinical trial expense	$328	$2,005
Prepaid insurance	105	665
Other	92	98
Total prepaid expenses	$525	$2,768

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2017

(in thousands, except share and per share data)

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2017	December 31, 2016
Employee bonuses	$631	$1,041
Accrued clinical trial costs	283	1,908
Other	272	403
Total accrued liabilities	$1,186	$3,352

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

June 30, 2017

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

June 30, 2017

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

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,
	2017	2016

Research and development	$303	$358
General and administrative	622	597
Total stock-based compensation expense	$925	$955

	Six Months Ended June 30,
	2017	2016

Research and development	$580	$497
General and administrative	1,180	1,169
Total stock-based compensation expense	$1,760	$1,666

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2017

(in thousands, except share and per share data)

8. Related Party Transactions

Between March 17, 2014 and July 6, 2016, one of the Managing Partners of SmartPharma LLC, or SmartPharma, an entity which provides commercial and business development consulting services to the Company, served as Chief Commercial Officer of the Company. In connection with the appointment of this individual as Chief Commercial Officer, the Company amended its consulting agreement with SmartPharma to remove this individual from the list of persons providing service under the consulting agreement. SmartPharma invoiced the Company $1 and $3 of fees for the three and six months ended June 30, 2016.  In connection with the resignation of our Chief Commercial Officer, who was affiliated with SmartPharma, on July 6, 2016, the Company appointed a new Chief Commercial Officer.

9. Commitments and Contingencies

Legal Proceedings

On January 6, 2017, and January 20, 2017, two previously disclosed complaints captioned Peng v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner , No. 17-cv-119 (D.N.J.), and Lichtenthal v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner , No. 17-cv-405 (D.N.J.), respectively, were filed in the United States District Court for the District of New Jersey on behalf of a putative class of investors who purchased shares of the Company’s common stock from March 9, 2016, through January 3, 2017.  The complaints alleged violations of the federal securities laws based on public statements made regarding the Company’s Phase 3 SECURE clinical trial and sought an unspecified amount of damages to be determined at trial.  The Company denied all allegations in the complaints. On May 15, 2017, the complaints were consolidated the lawsuits as In re Agile Therapeutics, Inc. Securities Litigation, Master File No. 17-cv-119 (D.N.J.), and Hoyt W. Clark was appointed as a class representative for the putative class.  On June 26, 2017, Mr. Clark agreed to dismiss the consolidated case voluntarily, without payment by the Company of any consideration and with each side bearing its own attorneys’ fees and costs.  The presiding Judge dismissed the consolidated action with prejudice as to all defendants on July 13, 2017.

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

Since our inception in 1997, we have devoted substantial resources to developing Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $20.9 million, $25.6 million and $13.4 million during the years ended December 31, 2016, 2015 and 2014, respectively.  We incurred research and development expenses of $3.8 million and $8.5 million for the three and six months ended June 30, 2017, respectively.  We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla and advance our pipeline of product candidates.  Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.  We will require additional capital for the commercial launch of Twirla, if approved, and to advance the development of our other product candidates.

We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans.  As of June 30, 2017 and December 31, 2016 respectively, we had $33.9 million and $48.8 million in cash and cash equivalents.

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

We have not generated any revenue and have never been profitable for any year. Our net loss was $28.7 million, $30.3 million and $16.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Our net loss was $7.4 million and $15.0 million for the three and six months ended June 30, 2017, respectively.  We expect to incur increased expenses and increasing operating losses for the foreseeable future as we seek the approval of our New Drug Application, or NDA for Twirla, which was supplemented with the results of our completed Phase 3 clinical trial, which we refer to as the SECURE clinical trial, to respond to the U.S. Food and Drug Administration, or FDA’s February 2013 Complete Response Letter, or CRL and was received by the FDA on June 26, 2017, complete the qualification and validation of our commercial manufacturing process, initiate pre-launch commercial activities, commercially launch Twirla, advance our other product candidates and expand our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.  We will require additional capital for the commercial launch of Twirla, if approved, as well as advancing the development of our other product candidates.

We do not own any manufacturing facilities and rely on our third party manufacturer, Corium International, Inc., or Corium, for all aspects of the manufacturing of Twirla.  We will continue to invest in the manufacturing process for Twirla, and incur significant expenses, in order to complete the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities in order to be capable of supplying projected commercial quantities of Twirla, if approved.  Based on our interactions with the FDA on the chemistry, manufacturing and controls, or CMC issues raised in the CRL and our plan with Corium to validate the commercial scale equipment to manufacture Twirla, we believe we have addressed the CMC CRL issues in the resubmission of our NDA.  We continue to plan the process of scaling up the commercial manufacturing capabilities for Twirla with Corium and the associated costs and timelines. We expect the validation and expansion to be completed in coordination with our planned commercialization activities.  If we obtain regulatory approval for Twirla, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing, distribution, medical affairs and compliance functions, which will require additional capital.

In December 2016, we completed the SECURE clinical trial, in which we enrolled over 2,000 women for up to one year of treatment.  We announced top-line data in early January 2017.  In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constitute a basis for addressing the clinical deficiencies cited in the CRL.  We also requested feedback on whether the proposed Twirla NDA content will meet the FDA’s requirements for submission.  The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA will be sufficient to obtain regulatory approval of Twirla. We resubmitted our NDA for Twirla which was received by the FDA on June 26, 2017.

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

To date, our research and development expenses have related primarily to the development of Twirla.  As we near completion of the SECURE clinical trial close-out activities and completed the resubmission of our Twirla NDA, we expect research and development expenses to continue to shift away from costs associated with our SECURE clinical trial and NDA resubmission and toward the costs associated with completing the qualification and validation of our commercial manufacturing process. We began incurring expenses for the clinical development of AG200-SP in the second half of 2016.  We have decided to postpone the planned Phase 2 clinical trial for AG200-SP and will continue to evaluate the timing for initiating dosing of subjects for the planned Phase 2 clinical trial, which is dependent on financial and other capital resources. For the three months ended June 30, 2017 and 2016, our research and development expenses were approximately $3.8 million and $5.6 million, respectively.  For the six months ended June 30, 2017 and 2016, our research and development expenses were approximately $8.5 million and $10.5 million, respectively.  The following table summarizes our research and development expenses by functional area.

	Three months ended June 30,		Six months ended June 30,
	(In thousands)
	2017	2016	2017	2016

Clinical development	$759	$3,614	$2,021	$6,912
Regulatory	579	73	1,098	153
Personnel related	682	650	1,453	1,245
Manufacturing — commercialization	1,023	525	2,703	962
Manufacturing	452	357	664	736
Stock-based compensation	303	358	580	497
Total research and development expenses	$3,798	$5,577	$8,519	$10,505

We are currently in the process of completing the close-out activities associated with our SECURE clinical trial for Twirla which we expect to complete in 2017. It is difficult to determine with any certainty the exact duration and completion costs of our future clinical trials of Twirla or our other current and future product candidates we may advance. It is also difficult to determine if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates that obtain regulatory approval.  Our current business plan assumes the FDA will complete its review of our NDA resubmission, which was received by the FDA on June 26, 2017, by the target Prescription Drug User Fee Act, or PDUFA, goal date, December 26, 2017. We may, however, never succeed in achieving regulatory approval for Twirla or any of our product candidates or such approval may be delayed. The duration, costs and timing of clinical trials and development of our other product candidates in addition to Twirla will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, the rate of subject enrollment, obtaining additional capital, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.  Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.  We will require additional capital for the commercial launch of Twirla, if approved, as well as advancing the development of our other product candidates.

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

For the three months ended June 30, 2017 and 2016, our general and administrative expenses totaled approximately $3.2 million and $2.3 million, respectively.  For the six months ended June 30, 2017 and 2016, our general and administrative expenses totaled approximately $5.6 million and $4.3 million, respectively.  We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla, its planned line extensions, and any of our other product candidates, and as we operate as a public company. These increases will likely include increased legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations.  Additionally, if in the future we believe regulatory approval of Twirla or any of our other product candidates appears likely, we anticipate that we would continue to increase preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three months ended June 30,
	2017	2016	Change
	(In thousands)
Operating expenses:
Research and development	$3,798	$5,577	$(1,779)
General and administrative	3,198	2,264	934
Total operating expenses	6,996	7,841	(845)
Other income (expenses)
Interest expense	(504)	(548)	44
Interest income	61	33	28
Change in fair value of warrants	(7)	(62)	55
Loss before income taxes	(7,446)	(8,418)	972
Benefit from income taxes	—	—	—
Net loss	$(7,446)	$(8,418)	$972

Research and development expenses.  Research and development expenses decreased by $1.8 million, or 32%, from $5.6 million for the three months ended June 30, 2016 to $3.8 million for the three months ended June 30, 2017. This decrease in research and development expenses was primarily due to the following:

•                  a decrease in clinical development expenses of $2.9 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.  During the fourth quarter of 2016, we completed subject visits for our SECURE clinical trial. This decrease reflects reduced clinical trial activity in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as we continue to complete close-out activities associated with our SECURE clinical trial;

•                  an increase in manufacturing commercialization expenses of $0.5 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.  This increase reflects materials, labor and other costs associated with the scale-up process and the on-going qualification process of the commercial manufacturing equipment.  During the remainder of 2017, we expect these expenses to increase significantly as we continue to advance our plan related to equipment qualification and validation of our commercial manufacturing process and as we continue to prepare for the commercialization of Twirla; and

•                  an increase in regulatory expenses of $0.5 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.  This increase primarily represents external costs associated with the preparation of our NDA resubmission and response to the CRL.

General and administrative expenses.  General and administrative expenses increased by $0.9 million, or 41%, from $2.3 million for the three months ended June 30, 2016 to $3.2 million for the three months ended June 30, 2017. This increase in general and administrative expense was primarily due to the following:

•                  an increase in commercial development expense of $0.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  This increase relates to the initiation of certain pre-commercialization activities such as brand building, advocacy and consulting.  During the remainder of 2017, we expect these expenses to increase significantly as we continue to prepare for the commercialization of Twirla.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the three months ended June 30, 2017 and 2016, respectively.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loan and the accrual of the final payment due to Hercules.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Change in fair value of warrants.  Certain of our warrants to purchase shares of our convertible preferred stock (prior to our initial public offering, or IPO) and common stock (post-IPO) are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants (prior to the IPO) and common stock warrants with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock.  During the three months ended June 30, 2017, we reported expense of $8 thousand related to the increase in the fair value of the warrants as compared to expense of $62 thousand for the three months ended June 30, 2016, representing a decrease of $55 thousand. The market price of our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrant liability.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six months ended June 30,
	2017	2016	Change
	(In thousands)
Operating expenses:
Research and development	$8,519	$10,505	$(1,986)
General and administrative	5,603	4,316	1,287
Total operating expenses	14,122	14,821	(699)
Other income (expenses)
Interest expense	(1,050)	(1,095)	45
Interest income	109	50	59
Change in fair value of warrants	102	130	(28)
Loss before income taxes	(14,961)	(15,736)	775
Benefit from income taxes	—	—	—
Net loss	$(14,961)	$(15,736)	$775

Research and development expenses.  Research and development expenses decreased by $2.0 million, or 19%, from $10.5 million for the six months ended June 30, 2016 to $8.5 million for the six months ended June 30, 2017. This decrease in research and development expenses was primarily due to the following:

•                  a decrease in clinical development expenses of $4.9 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.  During the fourth quarter of 2016, we completed subject visits for our SECURE clinical trial. This decrease reflects reduced clinical trial activity in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as we continue to complete close-out activities associated with our SECURE clinical trial;

•                  an increase in manufacturing commercialization expenses of $1.7 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.  This increase reflects materials, labor and other costs associated with the scale-up process and the on-going qualification process of the commercial manufacturing equipment.  During the remainder of 2017, we expect these expenses to increase significantly as we continue to advance our plan related to equipment qualification and validation of our commercial manufacturing process and as we continue to prepare for the commercialization of Twirla;

•                  an increase in regulatory expenses of $0.9 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.  This increase primarily represents external costs associated with the preparation of our NDA resubmission and response to the CRL; and

•                  an increase in personnel-related expenses of $0.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.  This increase primarily represents the addition of clinical and manufacturing employees to assist in the continued development of Twirla.

General and administrative expenses.  General and administrative expenses increased by $1.3 million, or 30%, from $4.3 million for the six months ended June 30, 2016 to $5.6   million for the six months ended June 30, 2017. This increase in general and administrative expense was primarily due to the following:

•                  an increase in commercial development expense of $1.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  This increase relates to the initiation of certain pre-commercialization activities such as brand building, advocacy and consulting.  During the remainder of 2017, we expect these expenses to increase significantly as we continue to prepare for the commercialization of Twirla.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the six months ended June 30, 2017 and 2016, respectively.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loan and the accrual of the final payment due to Hercules.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Change in fair value of warrants.  Certain of our warrants to purchase shares of our convertible preferred stock (prior to our initial public offering, or IPO) and common stock (post IPO) are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants (prior to the IPO) and common stock warrants with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock.  During the six months ended June 30, 2017, we reported income of $0.1 million related to the decrease in the fair value of the warrants as compared to income of $0.1 million for the six months ended June 30, 2016. The market price of our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrant liability.

Liquidity and Capital Resources

At June 30, 2017, we had cash and cash equivalents totaling $33.9 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated (in thousands):

	Six months ended June 30,
	2017	2016

Cash used in operating activities	$(11,919)	$(12,998)
Cash used in investing activities	(450)	(20)
Cash (used in) provided by financing activities	(2,443)	37,847
Net increase (decrease) in cash and cash equivalents	$(14,812)	$24,829

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our primary product candidate Twirla was being developed.  Net cash used in operating activities was $11.9 million for the six months ended June 30, 2017 and consisted primarily of a net loss of $15.0 million which was offset by non-cash stock-based compensation expense of $1.8 million and a working capital decrease of $1.0 million.  Net cash used in operating activities was $13.0 million for the six months ended June 30, 2016 and consisted primarily of a net loss of $15.7 million which was offset by non-cash stock based compensation expense of $1.7 million and a working capital increase of $1.0 million. We began incurring expenses for the clinical development of AG200-SP in the third quarter of 2016. We have decided to postpone the planned Phase 2 clinical trial for AG200-SP and will continue to evaluate the timing for initiating dosing of subjects for the planned Phase 2 clinical trial, which is dependent on financial and other capital resources.  The decreased clinical development expenses are being offset by increased commercial development and commercial manufacturing expenses which will continue to increase as we prepare for the commercialization of Twirla.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was $0.4 million and $20 thousand, respectively. Cash used in investing activities for these periods primarily represents the acquisition of equipment to be used in the commercialization of Twirla, if approved.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 was $2.4 million which primarily represented principal payments under the Hercules Loan Agreement.  Principal payments began on February 1, 2017.  Net cash provided by financing activities for the six months ended June 30, 2016 was $37.8 million which included (i) net proceeds of $37.5 million received from the sale of 6,338,583 shares of common stock and (ii) proceeds of $0.3 million from the exercise of stock options.

Funding Requirements and Other Liquidity Matters

The resubmission of our NDA for Twirla was received by the FDA on June 26, 2017.  We are continuing to plan for the commercialization of Twirla, and advancing our plan for the scale-up of the commercial manufacturing process for Twirla. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•                  seek marketing approval for Twirla;

•                  establish a sales and marketing infrastructure to commercialize Twirla in the United States, if approved;

•                  continue the equipment qualification and validation related to the expansion of Corium’s manufacturing facility in preparation for potential commercial operations;

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

Based on our current business plan, we expect that our existing cash and cash equivalents as of June 30, 2017, will enable us to fund our operating expenses and capital expenditures requirements into the second quarter of 2018.  Our current business plan assumes the FDA will complete its review of our NDA resubmission which was received by the FDA on June 26, 2017, by the target PDUFA goal date, December 26, 2017, initiation of pre-commercial activities and initiation of validation of our commercial manufacturing process in coordination with the commercialization of Twirla.  We will require additional capital for the commercial launch of Twirla, if approved, as well as advancing the development of our other product candidates. We cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process.  In the event of unforeseen changes to our planned timelines and business plan assumptions, as stated above, we still believe that we have the ability to continue funding operations into the second quarter of 2018 by postponing certain planned commercial and validation spending.  We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development, including, among other things, manufacturing scale up, FDA review of the NDA for Twirla and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

•                  the costs and timing of final close-out activities for the Phase 3 SECURE clinical trial for Twirla;

•                  the costs, timing and outcome of regulatory review of Twirla;

•                  the costs of the equipment qualification and validation related to the expansion of Corium’s manufacturing facility in preparation for potential commercial operations;

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2017 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Term loan	$15,915	$7,395	$8,520	—	—
Operating lease	687	196	491		—
Total	$16,602	$7,591	$9,011		$—

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

We had cash and cash equivalents of $33.9 million and $48.8 million at June 30, 2017 and December 31, 2016, respectively consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements.  We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and six months ended June 30, 2017, respectively.

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

Part II:  Other Information

Item 1.  Legal Proceedings.

On January 6, 2017, and January 20, 2017, two previously disclosed complaints captioned Peng v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner , No. 17-cv-119 (D.N.J.), and Lichtenthal v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner , No. 17-cv-405 (D.N.J.), respectively, were filed in the United States District Court for the District of New Jersey on behalf of a putative class of investors who purchased shares of the Company’s common stock from March 9, 2016, through January 3, 2017.  The complaints alleged violations of the federal securities laws based on public statements made regarding our Phase 3 SECURE clinical trial and sought an unspecified amount of damages to be determined at trial.  We denied all allegations in the complaints. On May 15, 2017, the complaints were consolidated as In re Agile Therapeutics, Inc. Securities Litigation, Master File No. 17-cv-119 (D.N.J.), and Hoyt W. Clark was appointed as class representative for the putative class.  On June 26, 2017, Mr. Clark agreed to dismiss the case voluntarily, without payment by us of any consideration and with each side bearing its own attorneys’ fees and costs.  The presiding judge dismissed the consolidated action with prejudice as to all defendants on July 13, 2017.

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

Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In the United States, it is necessary to submit an NDA to obtain FDA approval. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication, although we may partially rely on published scientific literature or the FDA’s prior approval of similar products. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA may further inspect our manufacturing facilities to ensure that the facilities can manufacture our product candidates and our products, if and when approved, in compliance with the applicable regulatory requirements, as well as inspect our clinical trial sites to ensure that our studies are properly conducted. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. Upon submission, or resubmission, of an NDA, the FDA must make an initial determination that the application is sufficiently complete to accept the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA, or ultimately be approved. If the application is not approved, the FDA may require that we conduct additional clinical or preclinical trials, or take other actions before it will reconsider our application. If the FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider any additional information to be complete or sufficient to support approval.

We have previously conducted two Phase 3 clinical trials for Twirla, and we filed a new drug application, or NDA, with the FDA for Twirla in April 2012. The FDA issued a Complete Response Letter, or CRL, in February 2013, identifying certain issues, including a request for additional clinical data, quality information and chemistry, manufacturing and controls information, which must be addressed before approval can be granted. We have continued to interact with the FDA on its CMC and other questions and continued additional supportive testing in order to respond to the FDA’s CMC questions. In addition, we have gathered the requested information and have conducted an additional Phase 3 clinical trial for Twirla®, which we refer to as the SECURE clinical trial.  The SECURE clinical trial commenced enrollment during the third quarter of 2014 and was completed in December 2016. In January 2017, we announced top-line results. Based on the results of the SECURE clinical trial and additional information relating to the manufacture of Twirla, we resubmitted our NDA which was received by the FDA on June 26, 2017. Our NDA resubmission, as discussed more fully below, is intended to be a complete response to the CRL.  Although we met with the FDA in October 2013 to discuss an additional Phase 3 clinical trial as requested in the CRL and have received substantial written comments from the FDA in subsequent interactions, we have not sought and have not obtained agreement with the FDA on a special protocol assessment regarding the completed SECURE clinical trial. In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constitute a basis for addressing the clinical deficiencies cited in the CRL.  We also requested feedback on whether the proposed Twirla NDA content will meet the FDA’s requirements for submission.  In April 2017, we received final meeting minutes from our March 2017 meeting with the FDA. The FDA indicated that based on the preliminary information provided by us, the SECURE clinical trial results appear acceptable for resubmission and provided feedback on our proposed approach to the FDA’s other questions in the CRL, including those questions relating to our analysis to support manufacturing controls and release specifications and our use of laser etching on the Twirla patches. The FDA further provided responses to us regarding the presentation of efficacy, safety and clinical pharmacology analyses in the NDA and requested that subgroup analysis of efficacy by body weight be provided.  The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA would be sufficient to obtain regulatory approval of Twirla. Our resubmitted NDA was received by the FDA on June 26, 2017.  The resubmitted NDA included efficacy and safety data from the SECURE clinical trial, the requested manufacturing information, and a summary response to the CRL and is intended to address the questions raised in the CRL.  We cannot predict whether regulators will agree with our conclusions regarding the results of the SECURE clinical trial or any clinical trials we have conducted to date, including whether our data are reliable and generalizable. For example, based on the SECURE top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88.  If we were to exclude the top-line data on the obese subpopulation, our Pearl Index for non-obese patients was 3.94 with an upper-bound of the 95% confidence interval of 5.35.  The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03.  In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related deep vein thromboses, or DVTs, or pulmonary embolisms, or PEs, 4 of whom were obese (BMI > 30 kg/m2).  Although ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index, the FDA could conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population.  Accordingly, the FDA may not approve our Twirla NDA.  Alternatively, the FDA may determine that for a specific subgroup of patients, Twirla has lower efficacy and presents a higher risk, necessitating labeling restrictions. For instance, the FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories.  As such, we may not obtain approval of Twirla based on these data or any other basis, or if approved, may only receive approval with significant labeling restrictions. In addition, the FDA may re-inspect our manufacturing partner’s facilities as well as SECURE clinical trial sites during its review of our resubmission before approval can be granted.  The FDA may also determine that our responses to the manufacturing questions in the CRL are not sufficient or require additional analyses and/or studies and deny approval of the Twirla NDA on this basis as well.

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

The publicly reported results of the SECURE clinical trial are based on top-line data and may ultimately differ from actual results submitted to the FDA.

In January 2017, we publicly reported top-line results of the SECURE clinical trial. Generally, top-line results are based on preliminary analyses of efficacy and safety data, and therefore the reported results, findings and conclusions related to the SECURE clinical trial were subject to change following the full analysis. Since the initial reporting of the top-line data, all analyses as planned in the statistical analysis plan have been completed and submitted to the FDA.  Additional public disclosures of clinical trial data have also been provided in the form of posters and an oral presentation although such public disclosures did not contain the complete, final clinical trial results. The clinical trial data that were submitted to the FDA in our NDA for Twirla on June 26, 2017, contained the final, complete clinical trial results, and contain minor differences from the results that were reported in January 2017 and subsequent posters and oral presentation.  While, as expected, minor updates in the study results have occurred since the original top-line data were reported, we believe the overall conclusions regarding the efficacy and safety results of the SECURE clinical trial have not changed.  However, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the potential for approval of Twirla, or if approved, the labeling and commercial value of Twirla and our business in general.

The FDA may disagree with our interpretation of clinical results obtained from the SECURE clinical trial, our results do not guarantee support for regulatory approval of our NDA, and, even if the SECURE clinical trial data are deemed to be positive by the FDA, the FDA may disagree with other aspects of the SECURE clinical trial and decline to approve Twirla for the proposed indication.

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

In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constitute a basis for addressing the clinical deficiencies cited in the CRL.  We also requested feedback on whether the proposed Twirla NDA content will meet the FDA’s requirements for submission.  In April 2017, we received final meeting minutes from our March meeting with the FDA. The FDA indicated that based on the preliminary information provided by us, the SECURE clinical trial results appear acceptable for resubmission and provided feedback on our proposed approach to the FDA’s other questions in the CRL, including those questions relating to analysis to support manufacturing controls and release specifications and use of laser etching on the Twirla patches. The FDA further provided responses to us regarding the presentation of efficacy, safety and clinical pharmacology analyses in the NDA and requested that subgroup analysis of efficacy by body weight be provided.  The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA will be sufficient to obtain regulatory approval of Twirla. There is no guarantee that the data obtained from the SECURE clinical trial will be supportive of, or guarantee, or result in our successfully obtaining FDA approval of Twirla in a timely fashion and for a commercially viable indication, if at all. For example, the FDA could determine that the trial did not meet its objectives or the FDA could still have concerns regarding the conduct of the SECURE clinical trial, including regarding discontinuance of subjects from the trial.  At any future point in time, the FDA could require us to complete further clinical or preclinical trials, or take other actions which could delay or preclude approval of the NDA and would require us to obtain significant additional funding.  There is no guarantee such funding would be available to us on favorable terms, if at all, nor is there any guarantee that FDA would consider any additional information complete or sufficient to support approval.  During its review of the Twirla resubmission NDA, the FDA may hold an advisory committee meeting to obtain committee input on the safety and efficacy of Twirla. Typically, advisory committees will provide responses to specific questions asked by the FDA, including the committee’s view on the approvability of the product candidate under review.  Advisory committee decisions are not binding but an adverse decision at the advisory committee may have a negative impact on the regulatory review of Twirla.  Additionally, we may choose to engage in the dispute resolution process with the FDA if we do not receive approval, which could extend the timeline for any potential approval.

Further, we have resubmitted our NDA for Twirla with the clinical data from the SECURE clinical trial and there is no guarantee that such data will be deemed sufficient by the FDA.  While we designed the protocols for the SECURE clinical trial to address the issues raised in the CRL, there is no guarantee that the FDA will deem such protocols or results from the study sufficient to address those issues when they are formally reviewed as a part of an NDA resubmission or to demonstrate safety and efficacy to the satisfaction of the FDA.  The FDA has significant discretion in the review process, and we cannot predict whether the FDA will agree with our conclusions regarding the results of the SECURE clinical trial, including whether our data are reliable and generalizable.  For example, the FDA may disagree with our calculations relating to the number of pregnancies occurring on study, or may view the

SECURE data as insufficient to demonstrate a favorable benefit/risk profile for approval for the proposed indication.  In addition, based on top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88.  If we were to exclude the top-line data on the obese subpopulation, our Pearl Index for non-obese patients was 3.94 with an upper-bound of the 95% confidence interval of 5.35.  The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03.  In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI > 30 kg/m2). Although ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index, the FDA could conclude that our Pearl Index for either the overall study population or a subgroup of the study population or only the non-obese study population is too high to demonstrate efficacy and an adequate risk/benefit profile, and as such, the FDA could decline to approve Twirla on this or any other basis.  Further, the FDA may not agree with our analysis of the relationship between BMI and efficacy for Twirla and the FDA may interpret our overall data differently than we do and may decline to approve Twirla on this or any other basis.

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

•                  The number of subjects required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate. For instance, we experienced a high withdrawal rate in our original Phase 3 clinical trials for Twirla and we experienced slower than anticipated enrollment in our SECURE clinical trial;

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

We may be unable to initiate or complete development of our product candidates on schedule, if at all. The timing for the completion of the studies for our product candidates other than Twirla will require funding beyond our existing cash and cash equivalents. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of Twirla, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our product candidates. Additional delays may result if the FDA, an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. Studies required to demonstrate the safety and efficacy of our product candidates are time consuming, expensive and together take several years or more to complete. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Delays in regulatory approval of Twirla and our other product candidates could also occur if the U.S. Congress fails to timely reauthorize the Prescription Drug User Fee Act, or PDUFA, or if the U.S. Congress reauthorizes PDUFA with insufficient funding levels. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Delays in regulatory approvals or rejections of applications for regulatory approval in the United States, Europe, Japan or other markets may result from many factors, including:

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

In December 2016, we completed our Phase 3 SECURE clinical trial and announced top-line data in early January 2017.  In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constitute a basis for addressing the clinical deficiencies cited in the CRL.  We also requested feedback on whether the proposed Twirla NDA content will meet the FDA’s requirements for submission.  In April 2017, we received final meeting minutes from our March meeting with the FDA. The FDA indicated that based on the preliminary information provided by us, the SECURE clinical trial results appear acceptable for resubmission and provided feedback on our proposed approach to the FDA’s other questions in the CRL, including those questions relating to analysis to support manufacturing controls and release specifications and use of laser etching on the Twirla patches.  The FDA further provided responses to us regarding the presentation of efficacy, safety and clinical pharmacology analyses in the NDA and requested that subgroup analysis of efficacy by body weight be provided. The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA will be sufficient to obtain regulatory approval of Twirla.  Our resubmitted NDA was received by the FDA on June 26, 2017.  The resubmitted NDA included efficacy and safety data from the SECURE clinical trial, the requested manufacturing information, and a summary response to the CRL and is intended to address the questions raised in the CRL. The FDA’s review of our NDA is subject to all the risks described above in addition to, among other things, the FDA’s assessment of our specific response to the CRL and the efficacy and safety of Twirla as demonstrated in the final SECURE clinical trial results.  The lengthy and unpredictable approval process, as well as the unpredictability of future clinical trial results, may result in our failure to obtain regulatory approval to market Twirla or any of our other product candidates, which would significantly harm our business, results of operations and prospects.

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

If we are required to conduct additional clinical trials or other studies with respect to any of our product candidates beyond those that we contemplated, if we are unable to successfully complete our clinical trials or other studies or if the results of these studies are not positive or are only modestly positive, we may be delayed in obtaining regulatory approval for our product candidates, we may not be able to obtain regulatory approval at all or we may obtain approval for indications that are not as broad as intended. For example, the FDA issued a CRL in response to our original NDA for Twirla requesting, among other items, an additional Phase 3 clinical study, which has delayed our ability to obtain regulatory approval for that product candidate. We may also experience delays due to changes in regulatory requirements and guidance, which may require protocol amendments or the conduct of additional studies. These amendments and additional studies may require regulatory or IRB approval. The approval and conduct of these studies may delay, limit or preclude regulatory approval for our product candidates. Our product development costs will also increase if we experience delays in testing or approvals and we may not have sufficient funding to complete the testing and approval process for any of our product candidates. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products if and when approved. If any of this occurs, our business will be materially harmed.

Our product candidates may have undesirable adverse effects, which may delay or prevent regulatory approval or, if approval is received, require our products to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Unforeseen adverse effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. In the combined safety population of our Phase 3 trials completed prior to the SECURE clinical trial, there were a total of 22 serious adverse events, or SAEs, of which 16 occurred in the Twirla cohort, which had approximately 2.3 times as many subjects as the oral contraceptive comparator cohort. Three of the 16 SAEs in the Twirla cohort (0.2% of the overall Twirla safety population) were considered to be possibly related to Twirla, and included one drug overdose with Benadryl, one case of uncontrollable nausea and vomiting and one instance of DVT. In addition to the SAEs described above, some subjects taking Twirla experienced non-serious adverse events, such as nausea, headache, application site irritation and breast tenderness. Subjects receiving the oral contraceptive comparator also experienced non-serious adverse events such as nausea, headache and breast tenderness, though at different rates.  In the SECURE clinical trial, SAEs were observed in approximately 2.0% of the SECURE clinical trial population, and 0.6% of subjects had SAEs that were considered potentially study drug related, including DVT, PE, gallbladder disease, ectopic pregnancy, and depression.  In the combined safety database for the three Agile Phase 3 trials (n >3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI >30kg/m2).

Any undesirable adverse effects that may be caused by our product candidates could interrupt, delay or halt clinical trials and could result in more restrictive labeling or the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. For instance, FDA may determine that for specific subgroups of patients, Twirla has lower efficacy and presents a higher risk.  Accordingly, FDA may not approve our Twirla NDA or may require labeling restrictions.  By example, FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories.  Adverse effects in any clinical trial could also impact subject recruitment or the ability or willingness of enrolled subjects to complete the trial, or result in product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The Hatch-Waxman Act added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA also requires companies to perform additional clinical trials or measurements to support any deviation from the previously approved product and to support the reliance on the applicable published literature or referenced product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the reference product’s label, including a black box warning, or may require additional limitations, contraindications, warnings or precautions. We have submitted an NDA for Twirla under Section 505(b)(2) and as such the NDA relied, in part, on the FDA’s previous findings of safety and efficacy from investigations for approved products containing ethinyl estradiol, or EE, and levonorgestrel, or LNG, and published scientific literature for which we have not received a right of reference.  We also plan to rely on the 505(b)(2) pathway for our other product candidates. We received a CRL in response to our Section 505(b)(2) NDA for Twirla, in which the FDA requested, among other things, that we conduct an additional Phase 3 clinical trial. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval for Twirla, the FDA may require us to perform additional clinical trials or measurements to support approval over and above the clinical trials that we have already completed. In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) NDAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of our product candidates, including Twirla.

Risks Related to Our Financial Position and Need for Capital

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future.  These factors raise substantial doubt about our ability to continue as a going concern.

We have incurred losses in each year since our inception in December 1997. Our net loss was $28.7 million, $30.3 million and $16.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our net loss was $7.4 million and $15.0 million for the three and six month periods ended June 30, 2017.  As of June 30, 2017, we had an accumulated deficit of approximately $208.4 million.  We believe that our existing cash and cash equivalents will not be sufficient to fund our current and planned operations through the next 12 months, which raises substantial doubt about our ability to continue as a going concern.  Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future.

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

Assuming we obtain FDA approval, we expect that our expenses will increase as we prepare for the commercial launch of Twirla. As a result, we expect to continue to incur substantial losses for the foreseeable future, and these losses may increase. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. If we do not obtain FDA approval of Twirla and/or are unable to obtain additional funding, we will need to reassess our operating capital needs and may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

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

We need large amounts of capital to support our development and commercialization efforts for Twirla. If we are unable to secure sufficient capital to fund our operations, we will not be able to continue these efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to Twirla with third parties in ways that we currently do not intend or on terms that may not be favorable to us.  Our cash and cash equivalents were $33.9 million as of June 30, 2017.  Based on our current business plan, we believe that our cash and cash equivalents as of June 30, 2017 will be sufficient to meet our operating requirements into the second quarter of 2018.  Our current business plan assumes the FDA will complete its review of our NDA resubmission which was received by the FDA on June 26, 2017 by the target PDUFA goal date, December 26, 2017, initiation of pre-commercial activities and initiation of validation of our commercial manufacturing process in coordination with the commercialization of Twirla.  We will require additional capital to fund operating needs thereafter, including among other items, the commercial launch for Twirla and advancing the development of our other product candidates.  We cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process.  In the event of unforeseen changes to our planned timelines, and business plan assumptions, as stated above, we still believe that we have the ability to continue funding operations into the second quarter of 2018 by postponing certain planned commercial and validation spending.  We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or we encounter any unforeseen events that affect our current business plan.  Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms and not enter into strategic collaborations, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

The Hercules Loan Agreement is secured by substantially all of our property other than our intellectual property. As a result of the amendment to the Hercules Loan Agreement, we were required to make interest-only payments through January 2017. On February 1, 2017, we began making principal payments with respect to the Hercules Loan. The Hercules Loan Agreement currently bears interest at rate of 9.0% per annum and matures on December 1, 2018.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to June 30, 2017, we have cumulative net cash flows used by operating activities of $182.0 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

Based on our current business plan, we believe that our cash and cash equivalents as of June 30, 2017 will be sufficient to meet our operating requirements into the second quarter of 2018.  Our current business plan assumes the FDA will complete its review of our NDA resubmission which was received by the FDA on June 26, 2017 by the target PDUFA goal date, December 26, 2017 and successful completion of validation of its commercial manufacturing process in coordination with the commercialization of Twirla. We expect that these funds will not be sufficient to enable us to complete all necessary development of our product candidates other than Twirla, or commercially launch Twirla or our other current product candidates, if approved. Accordingly, we will be required to obtain further funding through other public or private offerings, debt financing, collaboration or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward- looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. For instance, we cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.

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

•                  Extent and strength of our third-party manufacturer and supplier support and ability to meet our market demand;

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

We are seeking approval for Twirla from the FDA for a contraception indication. Following our original submission of the NDA, we received a CRL from the FDA requesting, among other things, additional Phase 3 data.   Our ability to commercialize Twirla, and the timing of Twirla commercialization, is dependent on FDA’s review of our data from the SECURE clinical trial and our NDA for Twirla, and other items such as timely and successful completion of validation of equipment for commercial manufacturing, ultimate FDA approval, and additional capital.  Our current business plan assumes the FDA will complete its review of our NDA resubmission which was received by the FDA on June 26, 2017 by the target PDUFA goal date, December 26, 2017 and completion of validation of our commercial manufacturing process in coordination with our commercialization of Twirla.  We cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we along with Corium International, Inc., or Corium, our third party manufacturer, will be able to complete validation of our commercial manufacturing successfully and in a timely manner.

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

To the extent that we rely on, or partner with, third parties to commercialize Twirla, if approved, or any other product candidate for which we obtain marketing approval in the future, we may receive less revenue than if we commercialized these products ourselves. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts.  We, however, may remain responsible for the conduct of any contract sales force, which could expose us to legal and regulatory enforcement actions and liability. In the event that we are unable to partner with a third party marketing and sales organization, our ability to generate product revenues may be limited in the United States, internationally or both.

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

If Twirla is approved, but does not achieve an adequate level of acceptance by prescribers, third-party payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate prescribers, patients and third party payors on the benefits of Twirla may require significant resources and may never be successful. Even if we are able to demonstrate and maintain a competitive advantage over our competitors and become profitable, if the market for hormonal contraceptives fails to achieve expected future growth or decreases, we may not generate sufficient revenue or sustain profitability.  Our ability to generate sufficient revenue from Twirla will also be dependent on our ability to support the commercial demand for Twirla and we cannot assure you that we along with our manufacturing partner Corium will be able to complete validation of our commercial manufacturing successfully and in a timely manner, and, ultimately, adequately meet the commercial demand for Twirla, if approved.

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

•                  Following the approval of Evra, the manufacturer of Evra and the FDA began receiving reports of thrombotic and thromboembolic events.

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

Of particular relevance to our business is the ACA requirement that all health plans, with limited exceptions, cover certain preventive services for women with no cost-sharing, which means no deductible, no co-insurance and no co-payments by the patient. Contraceptive methods and counseling, including all FDA-approved contraceptive methods as prescribed, are included in the ACA mandate, and this has come to be known as the “contraceptive mandate.” Under the ACA, payors are only required to cover one favored product within each contraceptive “method” without imposing any cost-sharing obligations on the patient. For example, the introduction of a generic contraceptive patch product with a price that will likely be lower than the price of Twirla makes it less clear that Twirla would have a preferred position, such as coverage without a co-insurance payment, under the ACA contraceptive mandate. Other products within the same method may also be covered, but payors are allowed to use reasonable medical management techniques, such as the application of cost-sharing obligations. An amendment was issued that provided an exemption to the contraceptive mandate for group health plans established or maintained by religious employers. However, the contraceptive mandate has remained controversial, with several legal challenges filed around the country. In June 2014, the U.S. Supreme Court ruled that owners of certain private companies can object to the contraceptive mandate on religious grounds and in November 2015, the Court agreed to hear arguments from non-profit organizations requesting similar treatment. Although it is too early to determine the full effect of the contraceptive mandate and other provisions of the ACA on our business, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.  Moreover, the U.S. Congress is potentially pursuing legislation, which, if passed and signed into law by the new administration, would repeal and possibly replace certain aspects of the ACA. Further, on January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices among others. There are several proposals to reform the federal healthcare laws being advocated and it is still unclear whether such reform efforts will succeed and if so, which proposals will ultimately be successful. Therefore, it is difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business.  Any replacement, however, would likely provide less aggregate health care coverage.

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

We rely on Corium International, Inc., or Corium, our third party manufacturer, to produce clinical supplies of Twirla and our other product candidates, and we plan to continue relying on them for commercial supplies and samples of our product candidates, if approved. We do not own or operate, and have no plans to establish, any manufacturing facilities for our product candidates. We lack the resources and the capabilities to manufacture Twirla or any of our product candidates on a clinical or commercial scale. The facilities used by Corium to manufacture our product candidates must be approved by the FDA pursuant to inspections that are conducted in connection with the FDA’s review of our NDA for Twirla. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as Current Good Manufacturing Practices, or cGMPs, for manufacture of our product candidates and our products, if and when approved, which includes compliance with FDA’s regulations concerning drug manufacturing and certain limited regulations pertaining to device manufacturing. If Corium or other contract manufacturers that we may use cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure or maintain regulatory approval for their manufacturing facilities, and we may not be able to obtain or secure regulatory approval for our product candidates. In addition, we have no control over the ability of our contract manufacturer to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities that would also require FDA approval and which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Moreover, if our contract manufacturer cannot successfully manufacture materials that conform to our specifications and the strict regulatory requirements of the FDA or others, we may be subject to other regulatory enforcement action such as adverse inspectional findings, Warning Letters, Untitled Letters, recall requests, withdrawal of product or investigational approvals, clinical holds or termination of clinical trials, disgorgement, restitution, exclusion from federal healthcare programs product seizures and detention, consent decrees, corporate integrity agreements, criminal and civil penalties, including imprisonment, refusal to permit import or export of the product and injunction against or restriction of manufacture or distribution. If our contract manufacturer experiences issues in its manufacturing process or is unable to produce clinical supplies in adequate quantity and quality, any clinical trials could be delayed or our ability to receive regulatory approval of our product candidates could be negatively affected.  Additionally, if there are changes to the manufacturing process for Twirla or to our formulation for Twirla that require a change in the manufacturing process, we could experience significant additional cost and our ability to receive regulatory approval could be delayed.

The machinery and process to produce the commercial supply of Twirla must be qualified and validated, which is time-consuming and expensive, and this machinery is located within one manufacturing site and is customized to the particular manufacturing specifications of Twirla. If Corium is unable to qualify and validate this equipment and the processes in a timely manner and successfully produce validation batches, our ability to launch and commercialize Twirla will be compromised and we could require additional capital to complete the validation process. If this customized equipment malfunctions at any time during the production process, the time it may take Corium to secure replacement parts, to undertake repairs and to revalidate the equipment and process could limit our ability to meet the commercial demand for Twirla. Similar manufacturing conditions may also apply to our other product candidates. This may increase the risk that the third party manufacturer may not manufacture Twirla in accordance with the applicable regulatory requirements, that we may not have sufficient quantities of Twirla or our product candidates or that we may not have such quantities at an acceptable cost, any of which could delay, prevent, or impair the commercialization of Twirla, if approved, and the development of our product candidates.

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

Corium’s facilities used for the manufacture of our product candidates must be maintained in a manner compliant with cGMP requirements, including obtaining favorable inspection reports. We do not control the manufacturing process and are dependent on Corium for compliance with the FDA’s requirements for manufacture of Twirla and our other product candidates. If Corium cannot successfully manufacture material components and finished products that conform to our specifications and the FDA’s strict regulatory requirements, they and we may be subject to regulatory action, including adverse inspectional findings, Warning Letters, Untitled Letters, product recall requests, withdrawal of product or investigational approvals, non-approval of marketing applications, clinical holds or termination of clinical trials, disgorgement, restitution, exclusion from federal healthcare programs, detentions or seizures, refusal to allow the import or export of a product, injunction against or restriction of manufacture or distribution, consent decrees, corporate integrity agreements, criminal and civil penalties, including imprisonment, and Corium may not be able to maintain FDA approval for its manufacturing facilities or acceptance of its manufacturing data in regulatory filings. If Corium’s facilities cannot maintain compliance with FDA requirements, we may need to find and successfully qualify alternative manufacturing facilities, which could result in supply interruptions of Twirla and our other product candidates and substantial additional costs as a result of such delays, including costs with respect to finding alternative manufacturing facilities, and lost revenues.

We rely on third parties to conduct aspects of our clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with applicable regulatory requirements, we may be delayed in obtaining or ultimately not be able to obtain marketing approval for our product candidates.

We currently rely on CROs and clinical trial sites for most aspects of our clinical trials, including trial conduct, data management, statistical analysis and electronic compilation of our NDA. We may enter into agreements with additional CROs and clinical trial sites to obtain additional resources and expertise in an attempt to accelerate our progress with regard to new or ongoing clinical and preclinical programs. Entering into relationships with CROs and clinical trial sites involves substantial cost and requires extensive management time and focus. In addition, typically there is a transition period between engagement of a CRO and clinical trial sites and the time the CRO and sites commences work. As a result, delays may occur, which may materially impact our ability to meet our desired clinical development timelines and ultimately have a material adverse impact on our operating results, financial condition or future prospects.

As CROs and clinical investigators are not our employees, we cannot control whether or not they devote sufficient time and resources to our clinical trials for which they are engaged to perform, and whether they comply with the applicable regulatory requirements, known as Current Good Clinical Practices, or cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our product candidates in clinical development, which include requirements related to the conduct of the study, subject informed consent, and IRB approval. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. Although we may rely on third parties for the execution of our trials, we are nevertheless responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on CROs and clinical trial sites does not relieve us of our regulatory responsibilities. If we, any of our CROs, or clinical trial sites fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, European Medicines Agency or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications, in addition to SECURE. We cannot assure you that, upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product candidate materials produced under cGMP regulations. Our failure to comply with these regulations may require us to discontinue or repeat clinical trials, which would delay the regulatory approval process. If the CROs or clinical trial sites we engage do not successfully carry out their contractual duties or obligations, conduct the clinical trials in accordance with all regulatory requirements and the applicable protocols, or meet expected deadlines, or if they need to be replaced, or the quality or accuracy of the data they provide is compromised due to the failure to adhere to regulatory requirements or for other reasons, then our development programs may be extended, delayed or terminated, or we may not be able to obtain marketing approval for or successfully commercialize our product candidates. Failure to comply with clinical trial regulatory requirements may further subject us to regulatory action, including Warning Letters, Untitled Letters, adverse inspectional findings, clinical holds or termination of clinical trials, non-approval of marketing applications, criminal and civil penalties, including imprisonment, injunction against manufacture or distribution and debarment. As a result, our financial results and the commercial prospects for our product candidates would be harmed and our costs would increase.

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

If approved, Twirla and our other product candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, import, export, safety surveillance, advertising, marketing promotion, recordkeeping, reporting of adverse events and other post-market information, and further development. These requirements include registration with the FDA, listing of our drug products, payment of annual fees, as well as continued compliance with cGCPs for any clinical trials that we conduct post-approval.  Application holders must notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product manufacturing changes.  In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. If we are found to be noncompliant with applicable requirements, the FDA and other government authorities may issue a Warning Letter or Untitled Letter, or take other regulatory action such as a product seizure and detention, withdrawal of product approval, request for a recall, refusal to allow the import or export of the product, criminal or civil penalties, injunction against or restriction of manufacture or distribution, consent decrees, disgorgement, restitution, clinical holds or terminations of clinical trials, exclusion from federal healthcare programs, corporate integrity agreements, or imprisonment.

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

•                  Clinical holds or termination of clinical trials;

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

A key element of our strategy is to develop, obtain regulatory approval for and commercialize our portfolio of product candidates in addition to Twirla. To do so, we plan to utilize our proprietary transdermal delivery technology, Skinfusion, to develop additional product candidates. We may not be successful in our efforts to develop our portfolio of additional product candidates, and any product candidates we do develop may not produce commercially viable products that safely and effectively treat their indicated conditions. To date, our efforts have identified three additional product candidates in addition to Twirla, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle, AG200-SP, which is a regimen designed to provide shorter, lighter periods, and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen.  AG200-SP and AG200-ER are intended to be Twirla line extensions that would expand the use of Twirla beyond its initial approved use.  In July 2016, we began preparations for an initial Phase 2 clinical trial examining the use of AG200-SP along with a smaller lower dose combination ethinyl estradiol/levonorgestrel patch (SmP) in the fourth week of the woman’s cycle.  We have decided to postpone the trial and will continue to evaluate the timing for initiating dosing of subjects for this Phase 2 clinical trial, which is dependent on financial and other capital resources.  Our planned Phase 2 clinical trial of AG200-SP (SmP) is only the initial clinical trial in this program and AG200-SP (SmP) may require additional clinical trials to establish the safety and efficacy of this product candidate.  The other product candidates in our pipeline will likely require additional product development efforts to optimize patch formulations and dosing.  In addition, we will need to conduct additional clinical trials to establish the safety and efficacy of these product candidates which will require additional capital.  Our ability to develop these product candidates, in particular AG200-SP and AG200-ER, could be significantly affected by our inability to get Twirla approved.  Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.  We will require additional capital to advance the development of our other product candidates.

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

As of June 30, 2017, we had a total of 17 full-time employees, and we use third-party consultants to assist with our current sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our management team has expertise in many different aspects of drug development and commercialization. Competition for skilled personnel in our market is intense and competition for experienced personnel may limit our ability to hire and retain highly qualified personnel on acceptable terms. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. We have employment agreements with our named executive officers which includes Alfred Altomari, our Chairman and Chief Executive Officer. The employments agreement provide for at-will employment, which means that Mr. Altomari or any of our other employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. In particular, we believe that the loss of the services of Mr. Altomari, or Dr. Elizabeth Garner, our Chief Medical Officer, may have a material adverse effect on our business. We do not currently carry “key person” insurance on the lives of members of executive management. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and the NASDAQ Global Market and the stock prices of pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.  For example, On January 6, 2017, and January 20, 2017, two previously disclosed complaints captioned Peng v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner , No. 17-cv-119 (D.N.J.), and Lichtenthal v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner , No. 17-cv-405 (D.N.J.), respectively, were filed in the United States District Court for the District of New Jersey on behalf of a putative class of investors who purchased shares of the Company’s common stock from March 9, 2016, through January 3, 2017.  The complaints alleged violations of the federal securities laws based on public statements made regarding our Phase 3 SECURE clinical trial and sought an unspecified amount of damages to be determined at trial.  We denied all allegations in the complaints. On May 15, 2017, the complaints were consolidated as In re Agile Therapeutics, Inc. Securities Litigation, Master File No. 17-cv-119 (D.N.J.), and Hoyt W. Clark was appointed as class representative for the putative class.  On June 26, 2017, Mr. Clark agreed to dismiss the case voluntarily, without payment by us of any consideration and with each side bearing its own attorneys’ fees and costs.  The presiding judge dismissed the consolidated action with prejudice as to all defendants on July 13, 2017.

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

As of July 27, 2017, we had 28,806,398 shares of common stock outstanding.  Of these shares, 25,087,350 shares of common stock are freely tradeable, without restriction, in the public market.  Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock

In addition, the 4,044,276 shares subject to outstanding options and restricted stock units under our stock option plans and the 283,141 shares reserved for future issuance under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

We may be subject to securities litigation, which is expensive and could divert management attention.

Our market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.  On January 6, 2017, and January 20, 2017, two previously disclosed complaints captioned Peng v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner , No. 17-cv-119 (D.N.J.), and Lichtenthal v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner , No. 17-cv-405 (D.N.J.), respectively, were filed in the United States District Court for the District of New Jersey on behalf of a putative class of investors who purchased shares of the Company’s common stock from March 9, 2016, through January 3, 2017.  The complaints alleged violations of the federal securities laws based on public statements made regarding our Phase 3 SECURE clinical trial and sought an unspecified amount of damages to be determined at trial.  We denied all allegations in the complaints. On May 15, 2017, the complaints were consolidated as In re Agile Therapeutics, Inc. Securities Litigation, Master File No. 17-cv-119 (D.N.J.), and Hoyt W. Clark was appointed as class representative for the putative class.  On June 26, 2017, Mr. Clark agreed to dismiss the case voluntarily, without payment by us of any consideration and with each side bearing its own attorneys’ fees and costs.  The presiding judge dismissed the consolidated action with prejudice as to all defendants on July 13, 2017.

Our existing principal stockholders, executive officers and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to our stockholders for approval.

As of June 30, 2017, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 66.7% of our outstanding voting stock.

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

We will have broad discretion in how we use the net proceeds from our public offerings. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

We will have considerable discretion in the application of the net proceeds from our completed public offering. We intend to use the majority of the net proceeds from our completed public offering to obtain marketing approval for Twirla and begin preparations for the U.S. commercial launch of Twirla, continue the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities in preparation for potential commercial operations, develop our product pipeline, and for working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, validation of capital equipment and the costs of operating as a public company. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds from our recently completed private placement and public offering. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from our recently completed private placement and public offering in a manner that does not produce income or that loses value.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer or proxy contest involving our company. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 27, 2017	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: July 27, 2017

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

10.1	Form of Performance Unit Issuance Agreement (incorporated by reference, Exhibit 10.1 to Company’s 8-K, file number 001-36464, filed on April 17, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2017.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2017.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, July 31, 2017.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, July 31, 2017.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.