Form 10-Q
period 2017-09-30
AGILE THERAPEUTICS INC
filed 2017-11-06
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 34,186,342 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 3, 2017.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended September 30, 2017

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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1.  Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$43,806	$48,750
Prepaid expenses	1,161	2,768
Total current assets	44,967	51,518
Property and equipment, net	13,426	12,330
Other assets	18	18
Total assets	$58,411	$63,866

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,823	$2,050
Accrued expenses	1,857	3,644
Loan payable, current portion	6,190	5,104
Warrant liability	90	172
Total current liabilities	10,960	10,970
Loan payable, long-term	5,887	10,607
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value, authorized 150,000,000 shares; 34,158,004 shares issued and outstanding as of September 30, 2017 and 28,759,731 shares issued and outstanding as of December 31, 2016;	3	3
Additional paid-in capital	257,093	235,754
Accumulated deficit	(215,532)	(193,468)
Total stockholders’ equity	41,564	42,289
Total liabilities and stockholders’ equity	$58,411	$63,866

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

(in thousands, except par value and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$3,175	$4,911	$11,694	$15,415
General and administrative	3,526	2,180	9,130	6,497
Total operating expenses	6,701	7,091	20,824	21,912
Loss from operations	(6,701)	(7,091)	(20,824)	(21,912)
Other income (expense)
Interest expense	(459)	(784)	(1,509)	(1,879)
Interest income	78	33	187	83
Change in fair value of warrants	(20)	38	82	168
Loss before benefit from income taxes	(7,102)	(7,804)	(22,064)	(23,540)
Benefit from income taxes	—	—	—	—
Net loss	$(7,102)	$(7,804)	$(22,064)	$(23,540)

Net loss per share - basic and diluted	$(0.22)	$(0.27)	$(0.74)	$(0.84)

Weighted-average shares outstanding —basic and diluted	31,937,628	28,754,458	29,847,972	28,110,587

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(22,064)	$(23,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	14
Noncash stock based compensation	2,727	2,607
Noncash interest	520	759
Change in fair value of warrants	(82)	(168)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,606	595
Other assets	—	—
Accounts payable and accrued expenses	(1,473)	(648)
Net cash used in operating activities	(18,750)	(20,381)

Cash flows from investing activities
Acquisition of property and equipment	(771)	(25)
Net cash used in investing activities	(771)	(25)

Cash flows from financing activities
Cash paid for debt financing costs	—	(175)
Principal payments on long-term debt	(4,035)	(985)
Return of principal payments on long-term debt	—	985
Proceeds from the issuance of common stock, net	18,536	37,527
Proceeds from exercise of stock options	76	329
Net cash provided by financing activities	14,577	37,681
Ne (decrease) increase in cash and cash equivalents	(4,944)	17,275
Cash and cash equivalents, beginning of period	48,750	34,395
Cash and cash equivalents, end of period	$43,806	$51,670

Supplemental disclosure of noncash financing activities

Supplemental cash flow information
Interest paid	$1,023	$1,125
Income taxes paid	$—	$—

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2017

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

The Company’s lead product candidate, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development.  Substantially all of the Company’s resources are currently dedicated to developing and seeking regulatory approval for Twirla. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company has incurred losses each year since inception. As of September 30, 2017, the Company had an accumulated deficit of approximately $215.5 million.

The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings (see Note 7), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding. The Company expects to continue to incur net losses into the foreseeable future.

As of September 30, 2017, the Company had cash and cash equivalents of $43.8 million.  The Company believes that its existing cash and cash equivalents will not be sufficient to fund its current and planned operations through the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company has based this belief on assumptions and estimates that may prove to be wrong, and the Company could spend its available cash and cash equivalents less or more rapidly than expected.  The Company will continue to require additional funding to support its continued development and commercialization efforts for Twirla as well as advancing the development of its other product candidates.  Management intends to seek additional capital through equity and/or debt financings or through other sources of financing in the future.  Adequate additional funding may not be available to the Company on acceptable terms, or at all.  If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to delay or scale back the planned development and planned commercialization of Twirla and its business, operating results and financial condition would be adversely affected.

The unaudited condensed financial statements as of September 30, 2017 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months.  The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional equity and/or debt financing and reduce expenditures.  The unaudited condensed financial statements as of September 30, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2017

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

In the opinion of management, the unaudited interim condensed financial statements reflects all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made.  Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments, disclosures of fair value information about financial instruments are required, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Cash and cash equivalents are carried at fair value (see Note 3).

Financial instruments, including accounts payable and accrued liabilities, are carried at cost, which approximates fair value given their short-term nature.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2017

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

In connection with the completion of the Company’s initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock.  Warrants with non-standard anti-dilution provisions (referred to as down round protection) are classified as liabilities and re-measured each reporting period.  As of September 30, 2017, there were outstanding 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

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

The Company also awards restricted stock units (“RSUs”) to employees and its board of directors.  RSUs are generally subject to forfeiture if employment terminates prior to the completion of the vesting restrictions.  The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.  In April 2017, the Company granted up to 260,000 shares pf performance-based restricted stock units (“Performance Units”) under the Company’s 2014 Incentive Compensation Plan, to executive officers which are primarily contingent upon achievement of performance goals during the performance period beginning on the date of grant and ending on December 31, 2018 as set forth in each officer’s performance unit agreement.  For awards with a performance condition which affects the vesting of the Performance Units, cost is recognized only if the performance condition is probable of being satisfied.  Given the uncertainty of the achievement of the performance goals during the performance period, the Company has not recorded compensation expense related to these awards for the three and nine months ended September 30, 2017.

Awards for consultants are accounted for under ASC 505-50, Equity Based Payments to Non-Employees. Any compensation expense related to consultants is marked-to-market over the applicable vesting period as they vest.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2017

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2017 and 2016, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	September 30,
	2017	2016
Common stock warrants	242,779	242,779
Common stock options	3,798,951	2,829,939
Unvested restricted stock units	264,361	33,334
Total	4,306,091	3,106,052

Going Concern

Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern.  The Company will perform quarterly evaluations to identify current conditions which may raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company will be evaluating the impact of the pending adoption of the new standard on the Company’s financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2017

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.”  This ASU eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock.  ASU 2017-11 is effective for annual periods beginning after December 31, 2018.  Early adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2017-11 on its financial statements.

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2017

(in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016.

	Level 1	Level 2	Level 3
September 30, 2017
Assets:
Cash equivalents	$43,745	$—	$—
Total assets at fair value	$43,745	$—	$—
Liabilities:
Common stock warrants	$—	$—	$90
Total liabilities at fair value	$—	$—	$90

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of September 30, 2017 include (i) volatility (70.0%), (ii) risk free interest rate of 1.62% (estimated using treasury bonds with a 2.25 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($4.46) and (v) expected life (2.25 years).

The following is a rollforward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2016	$172
Change in fair value	(82)
Ending balance at September 30, 2017	$90

	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Cash equivalents	$48,659	$—	$—
Total assets at fair value	$48,659	$—	$—
Liabilities:
Common stock warrants	$—	$—	$172
Total liabilities at fair value	$—	$—	$172

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2017

(in thousands, except share and per share data)

4. Prepaid Expenses

Prepaid expenses consist of the following:

	September 30, 2017	December 31, 2016
Prepaid clinical trial expense	$327	$2,005
Prepaid insurance	626	665
Other	208	98
Total prepaid expenses	$1,161	$2,768

5. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2017	December 31, 2016
Employee bonuses	$946	$1,041
Accrued clinical trial costs	281	1,908
Other	630	695
Total accrued liabilities	$1,857	$3,644

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

Notes to Unaudited Financial Statements

September 30, 2017

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

Notes to Unaudited Financial Statements

September 30, 2017

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

7. Stockholders’ Equity

Shelf Registration Statement

On June 19, 2015, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million (the “2015 Shelf Registration Statement”).  On July 1, 2015, the 2015 Shelf Registration Statement was declared effective by the SEC.  The Company completed offerings of common stock in both January 2016 and August 2017 utilizing the 2015 Shelf Registration Statement (see below).  In the future, the Company may also periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered.  At the time any of the securities covered by the 2015 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

2017 Public Offering of Common Stock

In August 2017, the Company completed an underwritten public offering of 5,333,334 shares of its common stock at a public offering price of $3.75 per share.  Proceeds from the this offering, net of underwriting discounts, commissions and other offering costs were approximately $18.5 million.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2017

(in thousands, except share and per share data)

7. Stockholders’ Equity (Continued)

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,
	2017	2016

Research and development	$309	$299
General and administrative	658	641
Total stock-based compensation expense	$967	$940

	Nine Months Ended September 30,
	2017	2016

Research and development	$889	$796
General and administrative	1,838	1,811
Total stock-based compensation expense	$2,727	$2,607

8. Related Party Transactions

Between March 17, 2014 and July 6, 2016, one of the Managing Partners of SmartPharma LLC, or SmartPharma, an entity which provides commercial and business development consulting services to the Company, served as Chief Commercial Officer of the Company. In connection with the appointment of this individual as Chief Commercial Officer, the Company amended its consulting agreement with SmartPharma to remove this individual from the list of persons providing service under the consulting agreement. SmartPharma invoiced the Company $0.6 and $3.3 of fees for the three and nine months ended September 30, 2016.  In connection with the resignation of our Chief Commercial Officer, who was affiliated with SmartPharma, on July 6, 2016, the Company appointed a new Chief Commercial Officer.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2017

(in thousands, except share and per share data)

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

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position.  As of September 30, 2017, the Company has not recorded a provision for any contingent losses.

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

Since our inception in 1997, we have devoted substantial resources to developing Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $20.9 million, $25.6 million and $13.4 million during the years ended December 31, 2016, 2015 and 2014, respectively.  We incurred research and development expenses of $3.2 million and $11.7 million for the three and nine months ended September 30, 2017, respectively.  We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla and advance our pipeline of product candidates.  Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.  We will require additional capital to fund our operating needs including, among other items, continued commercial activities after the initial commercial launch of Twirla, if approved, and to advance the development of our other product candidates.

We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans.  As of September 30, 2017 and December 31, 2016 respectively, we had $43.8 million and $48.8 million in cash and cash equivalents.

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

In August 2017, we completed an underwritten public offering of 5,333,334 shares of common stock at a public offering price of $3.75 per share.  Proceeds from our August 2017 public offering, net of underwriting discounts, commissions and other offering costs were approximately $18.5 million.

We have not generated any revenue and have never been profitable for any year. Our net loss was $28.7 million, $30.3 million and $16.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Our net loss was $7.1 million and $22.1 million for the three and nine months ended September 30, 2017, respectively.  We expect to incur increased expenses and increasing operating losses for the foreseeable future as we seek the approval of our New Drug Application, or NDA for Twirla, which was supplemented with the results of our completed Phase 3 clinical trial, which we refer to as the SECURE clinical trial, to respond to the U.S. Food and Drug Administration, or FDA’s February 2013 Complete Response Letter, or CRL, and was received by the FDA on June 26, 2017, complete the qualification and validation of our commercial manufacturing process, initiate pre-launch commercial activities, commercially launch Twirla, advance our other product candidates and expand our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.  We will require additional capital to fund our operating needs including, among other items,  continued commercial activities after the initial commercial launch of Twirla, if approved, and to advance the development of our other product candidates.

We do not own any manufacturing facilities and rely on our third party manufacturer, Corium International, Inc., or Corium, for all aspects of the manufacturing of Twirla.  We will continue to invest in the manufacturing process for Twirla, and incur significant expenses, in order to complete the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities in order to be capable of supplying projected commercial quantities of Twirla, if approved.  Based on our interactions with the FDA on the chemistry, manufacturing and controls, or CMC issues raised in the CRL and our plan with Corium to validate the commercial scale equipment to manufacture Twirla, we believe we have addressed the CMC CRL issues in the resubmission of our NDA.  We continue to plan the process of scaling up the commercial manufacturing capabilities for Twirla with Corium and the associated costs and timelines. We expect the validation and expansion of our commercial manufacturing process to be completed after the target Prescription Drug User Fee Act, or PDUFA goal date of December 26, 2017.  If we obtain regulatory approval for Twirla, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing, distribution, medical affairs and compliance functions, which will require additional capital.

In December 2016, we completed the SECURE clinical trial, in which we enrolled over 2,000 women for up to one year of treatment.  We announced top-line data in early January 2017.  In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constitute a basis for addressing the clinical deficiencies cited in the CRL.  We also requested feedback on whether the proposed Twirla NDA content will meet the FDA’s requirements for submission.  The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA will be sufficient to obtain regulatory approval of Twirla. We resubmitted our NDA for Twirla which was received by the FDA on June 26, 2017 and we were given a target PDUFA goal date of December 26, 2017.

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

To date, our research and development expenses have related primarily to the development of Twirla.  As we near completion of the SECURE clinical trial close-out activities and completed the resubmission of our Twirla NDA, we expect research and development expenses to continue to shift away from costs associated with our SECURE clinical trial and NDA resubmission and toward the costs associated with completing the qualification and validation of our commercial manufacturing process. We began incurring expenses for the clinical development of AG200-SP in the second half of 2016.  We have decided to postpone the planned Phase 2 clinical trial for AG200-SP and will continue to evaluate the timing for initiating dosing of subjects for the planned Phase 2 clinical trial, which is dependent on financial and other capital resources. For the three months ended September 30, 2017 and

2016, our research and development expenses were approximately $3.2 million and $4.9 million, respectively.  For the nine months ended September 30, 2017 and 2016, our research and development expenses were approximately $11.7 million and $15.4 million, respectively.  The following table summarizes our research and development expenses by functional area.

	Three months ended September 30,		Nine months ended September 30,
	(In thousands)
	2017	2016	2017	2016

Clinical development	$588	$3,030	$2,609	$9,942
Regulatory	95	72	1,191	225
Personnel related	675	665	2,129	1,910
Manufacturing — commercialization	1,379	470	4,082	1,431
Manufacturing	129	375	794	1,111
Stock-based compensation	309	299	889	796
Total research and development expenses	$3,175	$4,911	$11,694	$15,415

We have nearly completed the close-out activities associated with our SECURE clinical trial for Twirla and expect the process to be complete by the end of 2017. It is difficult to determine with any certainty the exact duration and completion costs of our future clinical trials of Twirla or our other current and future product candidates we may advance. It is also difficult to determine if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates that obtain regulatory approval.  Our current business plan assumes the FDA will complete its review of our NDA resubmission by the target PDUFA goal date, December 26, 2017. We may, however, never succeed in achieving regulatory approval for Twirla or any of our product candidates or such approval may be delayed. The duration, costs and timing of clinical trials and development of our other product candidates in addition to Twirla will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, the rate of subject enrollment, obtaining additional capital, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.  Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.  We will require additional capital to fund our operating needs, including, among other items, continued commercial activities, after our initial commercial launch of Twirla, if approved, as well as advancing the development of our other product candidates.

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

For the three months ended September 30, 2017 and 2016, our general and administrative expenses totaled approximately $3.5 million and $2.2 million, respectively.  For the nine months ended September 30, 2017 and 2016, our general and administrative expenses totaled approximately $9.1 million and $6.5 million, respectively.  We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla, its planned line extensions, and any of our other product candidates, and as we operate as a public company. These increases will likely include increased legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations.  Additionally, if in the future we believe regulatory approval of Twirla or any of our other product candidates appears likely, we anticipate that we would continue to increase preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	Three months ended September 30,
	2017	2016	Change
	(In thousands)
Operating expenses:
Research and development	$3,175	$4,911	$(1,736)
General and administrative	3,526	2,180	1,346
Total operating expenses	6,701	7,091	(390)
Other income (expenses)
Interest expense	(459)	(784)	325
Interest income	78	33	45
Change in fair value of warrants	(20)	38	(58)
Loss before income taxes	(7,102)	(7,804)	702
Benefit from income taxes	—	—	—
Net loss	$(7,102)	$(7,804)	$702

Research and development expenses.  Research and development expenses decreased by $1.7 million, or 35%, from $4.9 million for the three months ended September 30, 2016 to $3.2 million for the three months ended September 30, 2017. This decrease in research and development expenses was primarily due to the following:

•                  a decrease in clinical development expenses of $2.4 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.  During the fourth quarter of 2016, we completed subject visits for our SECURE clinical trial. This decrease reflects reduced clinical trial activity in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as we complete the close-out activities associated with our SECURE clinical trial; and

•                  an increase in manufacturing commercialization expenses of $0.9 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.  This increase reflects materials, labor and other costs associated with the scale-up process and the on-going qualification process of the commercial manufacturing equipment.  During the remainder of 2017, we expect these expenses to increase significantly as we continue to advance our plan related to equipment qualification and validation of our commercial manufacturing process and as we continue to prepare for the commercialization of Twirla.

General and administrative expenses.  General and administrative expenses increased by $1.3 million, or 62%, from $2.2 million for the three months ended September 30, 2016 to $3.5 million for the three months ended September 30, 2017. This increase in general and administrative expense was primarily due to the following:

•                  an increase in commercial development expense of $1.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  This increase relates to the initiation of certain pre-commercialization activities such as brand building, advocacy and consulting.  During the remainder of 2017, we expect these expenses to increase significantly as we continue to prepare for the commercialization of Twirla.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the three months ended September 30, 2017 and 2016, respectively.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loan and the accrual of the final payment due to Hercules.  Interest expense decreased by $0.3 million, or 41%, from $0.8 million for the three months ended September 30, 2016 to $0.5 million for the three months ended September 30, 2017.  This decrease is primarily the result of a decrease in the principal outstanding under our term loan with Hercules for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Change in fair value of warrants.  Certain of our warrants to purchase shares of our convertible preferred stock (prior to our initial public offering, or IPO) and common stock (post-IPO) are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants (prior to the IPO) and common stock warrants with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock.  During the three months ended September 30, 2017, we reported expense of $20 thousand related to the increase in the fair value of the warrants as compared to income of $38 thousand for the three months ended September 30, 2016, representing an increase in expense of $58 thousand. The market price of our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrant liability.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine months ended September 30,
	2017	2016	Change
	(In thousands)
Operating expenses:
Research and development	$11,694	$15,415	$(3,721)
General and administrative	9,130	6,497	2,633
Total operating expenses	20,824	21,912	(1,088)
Other income (expenses)
Interest expense	(1,509)	(1,879)	370
Interest income	187	83	104
Change in fair value of warrants	82	168	(86)
Loss before income taxes	(22,064)	(23,540)	1,476
Benefit from income taxes	—	—	—
Net loss	$(22,064)	$(23,540)	$1,476

Research and development expenses.  Research and development expenses decreased by $3.7 million, or 24%, from $15.4 million for the nine months ended September 30, 2016 to $11.7 million for the nine months ended September 30, 2017. This decrease in research and development expenses was primarily due to the following:

•                  a decrease in clinical development expenses of $7.3 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  During the fourth quarter of 2016, we completed subject visits for our SECURE clinical trial. This decrease reflects reduced clinical trial activity in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as we complete the close-out activities associated with our SECURE clinical trial;

•                  an increase in manufacturing commercialization expenses of $2.7 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  This increase reflects materials, labor and other costs associated with the scale-up process and the on-going qualification process of the commercial manufacturing equipment.  During the remainder of 2017, we expect these expenses to increase significantly as we continue to advance our plan related to equipment qualification and validation of our commercial manufacturing process and as we continue to prepare for the commercialization of Twirla; and

•                  an increase in regulatory expenses of $0.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  This increase primarily represents external costs associated with the preparation of our NDA resubmission and response to the CRL.

General and administrative expenses.  General and administrative expenses increased by $2.6 million, or 41%, from $6.5 million for the nine months ended September 30, 2016 to $9.1 million for the nine months ended September 30, 2017. This increase in general and administrative expense was primarily due to the following:

•                  an increase in commercial development expense of $2.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  This increase relates to the initiation of certain pre-commercialization activities such as brand building, advocacy and consulting.  During the remainder of 2017, we expect these expenses to increase significantly as we continue to prepare for the commercialization of Twirla.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the nine months ended September 30, 2017 and 2016, respectively.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loan and the accrual of the final payment due to Hercules.  Interest expense decreased by $0.4 million, or 20% from $1.9 million for the nine months ended September 30, 2016 to $1.5 million for the three months ended September 30, 2017.  This decrease is primarily the result of a decrease in the principal outstanding under our term loan with Hercules for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Change in fair value of warrants.  Certain of our warrants to purchase shares of our convertible preferred stock (prior to our initial public offering, or IPO) and common stock (post IPO) are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants (prior to the IPO) and common stock warrants with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock.  During the nine months ended September 30, 2017, we reported income of $82 thousand related to the decrease in the fair value of the warrants as compared to income of $0.2 million for the nine months ended September 30, 2016. The market price of our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrant liability.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalents totaling $43.8 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated (in thousands):

	Nine months ended September 30,
	2017	2016

Cash used in operating activities	$(18,750)	$(20,381)
Cash used in investing activities	(771)	(25)
Cash provided by financing activities	14,577	37,681
Net increase (decrease) in cash and cash equivalents	$(4,944)	$17,275

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our primary product candidate Twirla was being developed.  Net cash used in operating activities was $18.8 million for the nine months ended September 30, 2017 and consisted primarily of a net loss of $22.1 million which was offset by non-cash stock-based compensation expense of $2.7 million, non-cash interest expense of $0.5 million and a working capital decrease of $0.1 million.  Net cash used in operating activities was $20.4 million for the nine months ended September 30, 2016 and consisted primarily of a net loss of $23.5 million which was offset by non-cash stock based compensation expense of $2.6 million and a working capital increase of $0.3 million. We began incurring expenses for the clinical development of AG200-SP in the third quarter of 2016. We have decided to postpone the planned Phase 2 clinical trial for AG200-SP and will continue to evaluate the timing for initiating dosing of subjects for the planned Phase 2 clinical trial, which is dependent on financial and other capital resources.  The decreased clinical development expenses are being offset by increased commercial development and commercial manufacturing expenses which will continue to increase as we prepare for the commercialization of Twirla.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $0.8 million and $25 thousand, respectively. Cash used in investing activities for these periods primarily represents the acquisition of equipment to be used in the commercialization of Twirla, if approved.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $14.6 million which primarily represented net proceeds of $18.5 million received from the sale of 5,333,334 shares of common stock in August 2017, offset, in part, by principal payments pf $4.0 million under the Hercules Loan Agreement, which began on February 1, 2017.  Net cash provided by financing activities for the nine months ended September 30, 2016 was $37.7 million which included (i) net proceeds of $37.5 million received from the sale of 6,338,583 shares of common stock and (ii) proceeds of $0.3 million from the exercise of stock options.

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

Based on our current business plan, we expect that our existing cash and cash equivalents as of September 30, 2017, will enable us to fund our operating expenses and capital expenditures requirements into the second quarter of 2018. Our current business plan assumes the FDA will complete its review of our NDA resubmission by the target PDUFA goal date, December 26, 2017, initiation of certain pre-commercial activities prior to approval of Twirla and initiation and completion of validation of our commercial manufacturing process after the target PDUFA goal date, if the FDA approves Twirla. We expect that we will require additional capital to fund operating needs thereafter, including among other items, continued commercial activities after the initial commercial launch for Twirla and advancing the development of our other product candidates. We cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process.  In the event of unforeseen changes to our planned timelines and business plan assumptions, as stated above, we still believe that we have the ability to continue funding operations into the second quarter of 2018 by postponing certain planned commercial and validation spending.  We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development, including, among other things, manufacturing scale up, FDA review of the NDA for Twirla and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial cash flows from product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including Twirla, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or even terminate our operations, or grant rights to develop and market Twirla that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2017 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Term loan	$14,066	$7,395	$6,671	—	—
Operating lease	639	198	441		—
Total	$14,705	$7,593	$7,112	$—	$—

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

Shelf Registration Statement

On June 19, 2015, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million, which we refer to as the 2015 Shelf Registration Statement. On July 1, 2015, the 2015 Shelf Registration Statement was declared effective by the SEC.  During the first quarter of 2016 and the third quarter of 2017, we completed offerings of common stock utilizing the 2015 Shelf Registration Statement (see below).  In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered.  At the time any of the securities covered by the 2015 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

2017 Public Offering of Common Stock

In August 2017, we completed an underwritten public offering of 5,333,334 shares of common stock registered under the 2015 Shelf Registration Statement at a public offering price of $3.75 per share.  Proceeds from this public offering, net of underwriting discounts, commissions and other offering costs were approximately $18.5 million.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.”  This ASU eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock.  ASU 2017-11 is effective for annual periods beginning after December 31, 2018.  Early adoption is permitted.  We are currently evaluating the impact of the adoption of ASU 2017-11 on our financial statements.

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

We had cash and cash equivalents of $43.8 million and $48.8 million at September 30, 2017 and December 31, 2016, respectively consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements.  We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine months ended September 30, 2017, respectively.

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

Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In the United States, it is necessary to submit a new drug application, or NDA, to obtain FDA approval. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication, although we may partially rely on published scientific literature or the FDA’s prior approval of similar products. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA may further inspect our manufacturing facilities to ensure that the facilities can manufacture our product candidates and our products, if and when approved, in compliance with the applicable regulatory requirements, as well as inspect our clinical trial sites to ensure that our studies are properly conducted. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. Upon submission, or resubmission, of an NDA, the FDA must make an initial determination that the application is sufficiently complete to accept the submission for filing. We cannot be certain that any submissions we might make will be accepted for filing and review by the FDA, or ultimately be approved. If the application is not approved, the FDA may require that we conduct additional clinical or preclinical trials, or take other actions before it will reconsider our application, which we experienced in the previous submission of our NDA for Twirla in 2012. If the FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider any additional information to be complete or sufficient to support approval.

We have previously conducted two Phase 3 clinical trials for Twirla, and we filed an NDA, with the FDA for Twirla in April 2012. The FDA issued a Complete Response Letter, or CRL, in February 2013, identifying certain issues, including a request for additional clinical data, quality information and chemistry, manufacturing and controls information, which must be addressed before approval can be granted. We have continued to interact with the FDA on its CMC and other questions and continued additional supportive testing in order to respond to the FDA’s CMC questions. In addition, we have gathered the requested information and have conducted an additional Phase 3 clinical trial for Twirla®, which we refer to as the SECURE clinical trial.  The SECURE clinical trial commenced enrollment during the third quarter of 2014 and was completed in December 2016. In January 2017, we announced top-line results. Based on the results of the SECURE clinical trial and additional information relating to the manufacture of Twirla, we resubmitted our NDA which was received by the FDA on June 26, 2017, acknowledged as a complete response ready for FDA review on July 27, 2017, and assigned a target goal date under the Prescription Drug User Fee Act, or PDUFA, for completion of the FDA’s review, or Target PDUFA Goal Date, of December 26, 2017.  Our NDA resubmission, as discussed more fully below, is intended to be a complete response to the CRL.  Although we met with the FDA in October 2013 to discuss an additional Phase 3 clinical trial as requested in the CRL and have received substantial written comments from the FDA in subsequent interactions, we have not sought and have not obtained agreement with the FDA on a special protocol assessment regarding the completed SECURE clinical trial. In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constitute a basis for addressing the clinical deficiencies cited in the CRL.  We also requested feedback on whether the proposed Twirla NDA content will meet the FDA’s requirements for submission.  In April 2017, we received final meeting minutes from our March 2017 meeting with the FDA. The FDA indicated that based on the preliminary information provided by us, the SECURE clinical trial results appear acceptable for resubmission and provided feedback on our proposed approach to the FDA’s other questions in the CRL, including those questions relating to our analysis to support manufacturing controls and release specifications and our use of laser etching on the Twirla patches. The FDA further provided responses to us regarding the presentation of efficacy, safety and clinical pharmacology analyses in the NDA and requested that subgroup analysis of efficacy by body weight be provided.  The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA would be sufficient to obtain regulatory approval of Twirla. Our resubmitted NDA included efficacy and safety data from the SECURE clinical trial, the requested manufacturing information, and a summary response to the CRL and is intended to address the questions raised in the CRL.  We cannot predict whether regulators will agree with our conclusions regarding the results of the SECURE clinical trial or any clinical trials we have conducted to date, including whether our data are reliable and generalizable. For example, based on the SECURE top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88.  If we were to exclude the top-line data on the obese subpopulation, our Pearl Index for non-obese patients was 3.94 with an upper-bound of the 95% confidence interval of 5.35.  The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03.  In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related deep vein thromboses, or DVTs, or pulmonary embolisms, or PEs, 4 of whom were obese (BMI > 30 kg/m2).  Although ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index, the FDA could conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population.  Accordingly, the FDA may not approve our Twirla NDA.  Alternatively, the FDA may determine that for a specific subgroup of patients, Twirla has lower efficacy and presents a higher risk, necessitating labeling restrictions. For instance, the FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories.  As such, we may not obtain approval of Twirla based on these data or any other basis, or if approved, may only receive approval with significant labeling restrictions. In addition, the FDA may re-inspect our manufacturing partner’s facilities as well as SECURE clinical trial sites during its review of our resubmission before approval can be granted.  The FDA may also determine that our responses to the manufacturing questions in the CRL are not sufficient or require additional analyses and/or studies and deny approval of the Twirla NDA on this basis as well.

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

The process to develop, obtain regulatory approval for and commercialize product candidates is long, complex and costly both inside and outside of the United States, and approval is never guaranteed. Even if our product candidates were to successfully obtain approval from regulatory authorities, any such approval might significantly limit the approved indications for use, including more limited patient populations, require that precautions, contraindications or warnings be included on the product labeling, including black box warnings, require expensive and time-consuming post-approval clinical studies, risk evaluation and mitigation strategies, or REMS, or surveillance as conditions of approval, or, through the product label, the approval may limit the claims that we may make, which may impede the successful commercialization of our product candidates. For example, we believe that Twirla, if approved, will have labeling consistent with all other marketed hormonal contraceptive products, which include class labeling that warns of risks of certain serious conditions, including venous and arterial blood clots, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease, and hypertension, and a boxed warning regarding risks of smoking and CHC use, particularly in women over 35 years old who smoke. However, regulatory authorities may require the inclusion of additional statements about adverse events in the labeling, including additional black box warnings or contraindications.  Following any approval for commercial sale of our product candidates, certain changes to the product, such as changes in manufacturing processes and additional labeling claims, as well as new safety information, will be subject to additional FDA notification, or review and approval. Also, regulatory approval for any of our product candidates may be withdrawn. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, our ability to market to our full target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed. Furthermore, we may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

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

In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constitute a basis for addressing the clinical deficiencies cited in the CRL.  We also requested feedback on whether the proposed Twirla NDA content will meet the FDA’s requirements for submission.  In April 2017, we received final meeting minutes from our March meeting with the FDA. The FDA indicated that based on the preliminary information provided by us, the SECURE clinical trial results appear acceptable for resubmission and provided feedback on our proposed approach to the FDA’s other questions in the CRL, including those questions relating to analysis to support manufacturing controls and release specifications and use of laser etching on the Twirla patches. The FDA further provided responses to us regarding the presentation of efficacy, safety and clinical pharmacology analyses in the NDA and requested that subgroup analysis of efficacy by body weight be provided.  The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA will be sufficient to obtain regulatory approval of Twirla. There is no guarantee that the data obtained from the SECURE clinical trial will be supportive of, or guarantee, or result in our successfully obtaining FDA approval of Twirla in a timely fashion and for a commercially viable indication, if at all. For example, the FDA could determine that the trial did not meet its objectives, or the FDA could still have concerns regarding the conduct of the SECURE clinical trial, including regarding discontinuance of subjects from the trial.  At any future point in time, the FDA could require us to complete further clinical or preclinical trials, or take other actions which could delay or preclude approval of the NDA and would require us to obtain significant additional funding.  There is no guarantee such funding would be available to us on favorable terms, if at all, nor is there any guarantee that FDA would consider any additional information complete or sufficient to support approval.  During its review of the Twirla resubmission NDA, the FDA may hold an advisory committee meeting to obtain committee input on the safety and efficacy of Twirla. Typically, advisory committees will provide responses to specific questions asked by the FDA, including the committee’s view on the approvability of the product candidate under review.  Advisory committee decisions are not binding but an adverse decision at the advisory committee may have a negative impact on the regulatory review of Twirla.  Additionally, we may choose to engage in the dispute resolution process with the FDA if we do not receive approval, which could extend the timeline for any potential approval.

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

In December 2016, we completed our Phase 3 SECURE clinical trial and announced top-line data in early January 2017.  In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constitute a basis for addressing the clinical deficiencies cited in the CRL.  We also requested feedback on whether the proposed Twirla NDA content will meet the FDA’s requirements for submission.  In April 2017, we received final meeting minutes from our March meeting with the FDA. The FDA indicated that based on the preliminary information provided by us, the SECURE clinical trial results appear acceptable for resubmission and provided feedback on our proposed approach to the FDA’s other questions in the CRL, including those questions relating to analysis to support manufacturing controls and release specifications and use of laser etching on the Twirla patches.  The FDA further provided responses to us regarding the presentation of efficacy, safety and clinical pharmacology analyses in the NDA and requested that subgroup analysis of efficacy by body weight be provided. The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA will be sufficient to obtain regulatory approval of Twirla.  Our resubmitted NDA was received by the FDA on June 26, 2017 and acknowledged as a complete response ready for FDA review on July 26, 2017, with a Target PDUFA Goal Date of December 26, 2017.  The resubmitted NDA included efficacy and safety data from the SECURE clinical trial, the requested manufacturing information, and a summary response to the CRL and is intended to address the questions raised in the CRL. The FDA’s review of our NDA is subject to all the risks described above in addition to, among other things, the FDA’s assessment of our specific response to the CRL and the efficacy and safety of Twirla as demonstrated in the final SECURE clinical trial results.  The lengthy and unpredictable approval process, as well as the unpredictability of future clinical trial results, may result in our failure to obtain regulatory approval to market Twirla or any of our other product candidates, which would significantly harm our business, results of operations and prospects, and we may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

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

We have incurred losses in each year since our inception in December 1997. Our net loss was $28.7 million, $30.3 million and $16.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our net loss was $7.1 million and $22.1 million for the three and nine month periods ended September 30, 2017.  As of September 30, 2017, we had an accumulated deficit of approximately $215.5 million.  We believe that our existing cash and cash equivalents will not be sufficient to fund our current and planned operations through the next 12 months, which raises substantial doubt about our ability to continue as a going concern.  Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future.

Specialty pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur expenses without corresponding revenues until we are able to obtain regulatory approval and subsequently sell Twirla in significant quantities, which may not happen. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We expect to incur increased expenses as we complete the development of Twirla, respond to the CRL and supplement our NDA with the results of the SECURE clinical trial, complete the qualification and validation of our commercial manufacturing process, initiate pre-launch commercial activities, commercially launch Twirla, advance our other product candidates and expand our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.  We will require additional capital to fund operating needs, including, among other items, continued commercial activities after the initial commercial launch of Twirla, if approved, and for advancing the development of our other product candidates. To date, we have financed our operations primarily through sales of common stock, convertible preferred stock and convertible promissory notes and to a lesser extent, through term loans and government grants. Our product candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue.

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

We need large amounts of capital to support our development and commercialization efforts for Twirla. If we are unable to secure sufficient capital to fund our operations, we will not be able to continue these efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to Twirla with third parties in ways that we currently do not intend or on terms that may not be favorable to us.  Our cash and cash equivalents were $43.8 million as of September 30, 2017.  Based on our current business plan, we believe that our cash and cash equivalents as of September 30, 2017 will be sufficient to meet our operating requirements into the second quarter of 2018.  Our current business plan assumes the FDA will complete its review of our NDA resubmission by the Target PDUFA Goal Date, December 26, 2017, initiation of certain pre-commercial activities prior to approval and initiation and completion of validation of our commercial manufacturing process after the Target PDUFA Goal Date, if the FDA approves Twirla.  We will require additional capital to fund operating needs thereafter, including among other items, continued commercial activities after the initial commercial launch for Twirla and advancing the development of our other product candidates.  We cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process.  In the event of unforeseen changes to our planned timelines and business plan assumptions, as stated above, we still believe that we have the ability to continue funding operations into the second quarter of 2018 by postponing certain planned commercial and validation spending. We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or we encounter any unforeseen events that affect our current business plan.  Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms and not enter into strategic collaborations, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or even terminate our operations.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to September 30, 2017, we have cumulative net cash flows used by operating activities of $188.8 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

Based on our current business plan, we believe that our cash and cash equivalents as of September 30, 2017 will be sufficient to meet our operating requirements into the second quarter of 2018.  Our current business plan assumes the FDA will complete its review of our NDA resubmission by the Target PDUFA Goal Date, December 26, 2017, initiation of certain pre-commercial activities prior to approval of Twirla and initiation and completion of validation of our commercial manufacturing process after the Target PDUFA Goal Date, if the FDA approves Twirla. We expect that we will require additional capital to fund operating needs thereafter, including among other items, continued commercial activities after the initial commercial launch for Twirla and advancing the development of our other product candidates. other than Twirla. Accordingly, we will be required to obtain further funding through other public or private offerings, debt financing, collaboration or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward- looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section.  For instance, we cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business and we may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

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

We are seeking approval for Twirla from the FDA for a contraception indication. Following our original submission of the NDA, we received a CRL from the FDA requesting, among other things, additional Phase 3 data.  Our ability to commercialize Twirla, and the timing of Twirla commercialization, is dependent on FDA’s review of our data from the SECURE clinical trial and our NDA for Twirla, and other items such as timely and successful completion of validation of equipment for commercial manufacturing, ultimate FDA approval, and additional capital.  Our current business plan assumes the FDA will complete its review of our NDA resubmission by the Target PDUFA Goal Date, December 26, 2017, initiation of certain pre-commercial activities prior to approval and initiation and completion of validation of our commercial manufacturing process after the Target PDUFA Goal Date, if the FDA approves Twirla.  We cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we along with Corium International, Inc., or Corium, our third party manufacturer, will be able to complete validation of our commercial manufacturing successfully and in a timely manner.

At present, we have no sales personnel and a limited number of marketing personnel. Initially, we do not plan to establish our own sales force, but rather we intend to engage a contract sales organization.  Depending on our available capital resources, we plan to hire a limited number of additional marketing personnel and engage a contract sales organization in the United States until shortly prior to FDA approval of Twirla. At the time of our anticipated commercial launch of Twirla, assuming regulatory approval by the FDA, our sales and marketing team will have worked together for only a limited period of time.  If our regulatory review period by the FDA is extended beyond six months, we may need to postpone initiating certain commercial activities in order to preserve cash, in which case our ability to launch Twirla would be compromised. We cannot guarantee that we will be successful in marketing Twirla in the United States.

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

Of particular relevance to our business is the ACA requirement that all health plans, with limited exceptions, cover certain preventive services for women with no cost-sharing, which means no deductible, no co-insurance and no co-payments by the patient. Contraceptive methods and counseling, including all FDA-approved contraceptive methods as prescribed, are included in the ACA mandate, and this has come to be known as the “contraceptive mandate.” Under the ACA, payors are only required to cover one favored product within each contraceptive “method” without imposing any cost-sharing obligations on the patient. For example, the introduction of a generic contraceptive patch product with a price that will likely be lower than the price of Twirla makes it less clear that Twirla would have a preferred position, such as coverage without a co-insurance payment, under the ACA contraceptive mandate. Other products within the same method may also be covered, but payors are allowed to use reasonable medical management techniques, such as the application of cost-sharing obligations. An amendment was issued that provided an exemption to the contraceptive mandate for group health plans established or maintained by religious employers.  However, the contraceptive mandate has remained controversial, with several legal challenges filed around the country. In June 2014, the U.S. Supreme Court ruled that owners of certain private companies can object to the contraceptive mandate on religious grounds and in November 2015, the Court agreed to hear arguments from non-profit organizations requesting similar treatment. In October 2017, the U.S. Department of Health and Human Services announced it will seek to issue regulations that will allow all companies to qualify for the exemption from the contraceptive mandate on the basis of religious and moral grounds.  Although it is too early to determine the full effect of the contraceptive mandate and other provisions of the ACA on our business, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.  Moreover, the U.S. Congress is potentially pursuing legislation, which, if passed and signed into law by the new administration, would repeal and possibly replace certain aspects of the ACA. Further, on January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices among others. There are several proposals to reform the federal healthcare laws being advocated and it is still unclear whether such reform efforts will succeed and if so, which proposals will ultimately be successful. Therefore, it is difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business.  Any replacement, however, would likely provide less aggregate health care coverage.

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

We rely on Corium International, Inc., or Corium, our third party manufacturer, to produce clinical supplies of Twirla and our other product candidates, and we plan to continue relying on them for commercial supplies and samples of our product candidates, if approved. We do not own or operate, and have no plans to establish, any manufacturing facilities for our product candidates. We lack the resources and the capabilities to manufacture Twirla or any of our product candidates on a clinical or commercial scale. The facilities used by Corium to manufacture our product candidates must be approved by the FDA pursuant to inspections that are conducted in connection with the FDA’s review of our NDA for Twirla. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as Current Good Manufacturing Practices, or cGMPs, for manufacture of our product candidates and our products, if and when approved, which includes compliance with FDA’s regulations concerning drug manufacturing and certain limited regulations pertaining to device manufacturing.  If Corium or other contract manufacturers that we may use cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure or maintain regulatory approval for their manufacturing facilities, and we may not be able to obtain or secure regulatory approval for our product candidates. In addition, we have no control over the ability of our contract manufacturer to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities that would also require FDA approval and which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Moreover, if our contract manufacturer cannot successfully manufacture materials that conform to our specifications and the strict regulatory requirements of the FDA or others, we or our manufacturers may be subject to other regulatory enforcement action such as adverse inspectional findings, Warning Letters, Untitled Letters, recall requests, withdrawal of product or investigational approvals, clinical holds or termination of clinical trials, disgorgement, restitution, exclusion from federal healthcare programs, product seizures and detention, consent decrees, corporate integrity agreements, criminal and civil penalties, including imprisonment, refusal to permit import or export of the product and injunction against or restriction of manufacture or distribution. If our contract manufacturer experiences issues in its manufacturing process or is unable to produce clinical supplies in adequate quantity and quality, any clinical trials could be delayed or our ability to receive regulatory approval of our product candidates could be negatively affected.  Additionally, if there are changes to the manufacturing process for Twirla or to our formulation for Twirla that require a change in the manufacturing process, we could experience significant additional cost and our ability to receive regulatory approval could be delayed.

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

A key element of our long-term strategy is to develop, obtain regulatory approval for and commercialize our portfolio of product candidates in addition to Twirla. To do so, we plan to utilize our proprietary transdermal delivery technology, Skinfusion, to develop additional product candidates. We may not be successful in our efforts to develop our portfolio of additional product candidates, and any product candidates we do develop may not produce commercially viable products that safely and effectively treat their indicated conditions. To date, our efforts have identified three additional product candidates in addition to Twirla, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle, AG200-SP, which is a regimen designed to provide shorter, lighter periods, and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen.  AG200-SP and AG200-ER are intended to be Twirla line extensions that would expand the use of Twirla beyond its initial approved use.  In July 2016, we began preparations for an initial Phase 2 clinical trial examining the use of AG200-SP along with a smaller lower dose combination ethinyl estradiol/levonorgestrel patch (SmP) in the fourth week of the woman’s cycle.  We have decided to postpone the trial and will continue to evaluate the timing for initiating dosing of subjects for this Phase 2 clinical trial, which is dependent on financial and other capital resources.  Our planned Phase 2 clinical trial of AG200-SP (SmP) is only the initial clinical trial in this program and AG200-SP (SmP) may require additional clinical trials to establish the safety and efficacy of this product candidate.  The other product candidates in our pipeline will likely require additional product development efforts to optimize patch formulations and dosing.  In addition, we will need to conduct additional clinical trials to establish the safety and efficacy of these product candidates which will require additional capital.  Our ability to develop these product candidates, in particular AG200-SP and AG200-ER, could be significantly affected by our inability to get Twirla approved.  Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.  We will require additional capital to advance the development of our other product candidates.

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

As of September 30, 2017, we had a total of 19 full-time employees, and we use third-party consultants to assist with our current sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2019; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

As of November 3, 2017, we had 34,186,342 shares of common stock outstanding.  Of these shares, 30,450,044 shares of common stock are freely tradeable, without restriction, in the public market.  Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock.

In addition, the 4,063,312 shares subject to outstanding options and restricted stock units under our stock option plans and the 245,833 shares reserved for future issuance under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

As of September 30, 2017, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 50.2% of our outstanding voting stock.

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

We will have considerable discretion in the application of the net proceeds from our completed public offerings. We intend to use the majority of the net proceeds from our completed public offerings to obtain marketing approval for Twirla, begin preparations for the U.S. commercial launch of Twirla, complete the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities in preparation for potential commercial operations, develop our product pipeline, and for working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, validation of capital equipment and the costs of operating as a public company. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds from our recently completed private placement and public offering. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from our recently completed public offerings in a manner that does not produce income or that loses value.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2019; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2017.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2017.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, November 6, 2017.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, November 6, 2017.

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

Date: November 6, 2017	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2017

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)