Form 10-K
period 2017-12-31
AGILE THERAPEUTICS INC
filed 2018-03-12
CIK 1261249

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017
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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $108.0 million.

          As of March 9, 2018 there were 34,248,268 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2018 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the registrant's fiscal year ended December 31, 2017, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Agile Therapeutics, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2017

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes statements that are, or may be deemed, "forward-looking statements." In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms "believes," "estimates," "anticipates," "expects," "plans," "intends," "may," "designed," "could," "might," "will," "should," "approximately" or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned development, commercialization, and market uptake of Twirla® (AG200-15) and our other potential product candidates, the strength and breadth of our intellectual property, our ongoing and planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

        By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, and healthcare, regulatory and scientific developments and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, they may not be predictive of results or developments in future periods.

        Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

  •
  our ability to adequately and timely respond to the deficiencies in the second Twirla complete response letter, or 2017 CRL, issued by the U.S. Food and Drug Administration, or FDA, on December 21, 2017;

  •
  the potential that the FDA could require us to conduct additional studies to address the concerns raised in the 2017 CRL;

  •
  our ability to resubmit the Twirla new drug application, or NDA, and obtain and maintain regulatory approval of our product candidates, and the labeling under any approval we may obtain;

  •
  our available cash;

  •
  the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

  •
  our ability to obtain additional funding;

  •
  our ability along with our third-party manufacturer, Corium International, Inc., or Corium, to complete successfully the scale-up of the commercial manufacturing process for Twirla, including the qualification and validation of equipment related to the expansion of Corium's manufacturing facility and to pass an FDA pre-approval inspection;

  •
  the performance and financial condition of third-party manufacturers;

  •
  the success and timing of our clinical trials;

  •
  our ability to retain key employees;

  •
  regulatory and legislative developments in the United States and foreign countries;

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

  •
  our inability to timely obtain from our third-party manufacturer, Corium, sufficient quantities or quality of our product candidates or other materials required for a clinical trial; and

  •
  our ability to successfully implement our strategy.

        Any forward-looking statements that we make in this Annual Report on Form 10-K speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Annual Report on Form 10-K. You should also read carefully the factors described in the "Risk Factors" section of this Annual Report on Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

        This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.

        We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Item 1.    Business

Overview

        We are a forward-thinking women's healthcare company dedicated to fulfilling the unmet health needs of today's women. Twirla and our other current potential product candidates are designed to provide women with contraceptive options that offer greater convenience and facilitate compliance. Our lead product candidate, Twirla®, also known as AG200-15, is a once-weekly prescription combination hormonal contraceptive patch that is at the end of Phase 3 clinical development. We completed the third of three Phase 3 clinical trials for Twirla in December 2016 and resubmitted our new drug application, or NDA, which was received by the U.S. Food and Drug Administration, or FDA, on June 26, 2017 and acknowledged as a complete response for FDA review on July 27, 2017. In connection with the NDA resubmission, we were assigned Prescription Drug User Fee Act, or PDUFA, goal date of December 26, 2017 by the FDA. On December 21, 2017, the FDA issued a complete response letter, or CRL, in response to the NDA resubmission for Twirla, which stated that the FDA could not approve our NDA in its present form due to deficiencies related to the manufacturing process and facility for Twirla, and due to questions it had on the in vivo adhesion properties of Twirla and their potential relationship to our phase 3 clinical trial results. Under the FDA's regulations, we are entitled to request a Type A meeting with the FDA within 90 days of receiving a CRL, and the FDA has a goal to grant us a meeting date within 30 days of the meeting request. We have submitted a request for a Type A meeting to the FDA to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla. We plan to provide an update on the outcome of the Type A meeting after we receive the official meeting minutes from the FDA and we will then be better able to determine when we will resubmit our Twirla NDA. Our short-term goal is to establish a market-leading franchise in the U.S. hormonal contraceptive market, which had total market sales of approximately $5.7 billion in 2017. Over half of those sales were generated by branded products. Currently, there is only one other contraceptive patch available in the United States and we believe it has limitations due to its dose and physical characteristics. Twirla is designed to address these limitations. We have developed a proprietary transdermal patch technology, called Skinfusion®, which is designed to provide advantages over the currently available patch and is intended to optimize patch adhesion and patient wearability. We believe there is an unmet market need for a low-dose contraceptive patch that is designed to address the limitations of the existing patch, while increasing patient convenience and compliance in a non-invasive fashion.

        Twirla is a combined hormonal contraceptive, or CHC, patch that contains the active ingredients ethinyl estradiol, or EE, which is a synthetic estrogen, and levonorgestrel, or LNG, which is a type of progestin, a synthetic steroid hormone, both of which have an established history of efficacy and safety in currently marketed combination low-dose, oral contraceptives. Twirla is designed using our proprietary Skinfusion technology to deliver both hormones over a seven-day period at levels comparable to currently marketed low-dose oral contraceptives. By delivering these active ingredients over seven days, in a comfortable, convenient and easy-to-use weekly patch, Twirla is designed to promote ease of use and enhanced patient compliance. The patch is applied once weekly for three weeks, followed by a week without a patch. If approved, Twirla will be packaged with three individually-wrapped patches per carton to provide for one 28-day cycle of therapy.

        We have conducted a comprehensive clinical program, with completed Phase 1, Phase 2, and Phase 3 trials enrolling over 4,100 women, over 3,500 of whom received Twirla. Most recently, in December 2016, we completed a Phase 3 trial, the SECURE clinical trial, in which we enrolled over 2,000 women for up to one year of treatment. In the Phase 1 and Phase 2 clinical trials, we demonstrated that Twirla delivers levels of both EE and LNG to the blood stream that are consistent with those delivered by current low-dose oral contraceptives. Prior to the SECURE clinical trial, we completed two Phase 3 clinical trials that enrolled over 1,900 women in the aggregate for up to 12 months, and we demonstrated that Twirla generally had comparable efficacy and tolerability to an approved low-dose oral contraceptive. In the SECURE clinical trial, we observed positive evidence of efficacy for Twirla based on use for up to one year. In our completed Phase 3 trials to date, over 1,000 women have received Twirla for 12 months. Across all completed clinical trials, Twirla was generally well tolerated and had a favorable safety profile.

        In April 2012, we filed a Section 505(b)(2) NDA, for approval of Twirla by the FDA, which is required before marketing a new drug in the United States. Our 505(b)(2) NDA relies in part on clinical trials that we conducted and in part on the FDA's findings of safety and efficacy from investigations for approved products containing the active ingredients and published scientific literature for which we have not obtained a right of reference. In connection with this original submission of our NDA, the FDA indicated in a CRL, issued in February 2013, or the 2013 CRL, that our NDA was not sufficient for approval as originally submitted. After multiple communications with the FDA, we received significant guidance as to what additional clinical development and other activities needed to be completed prior to approval. In accordance with the FDA's advice and comments, we conducted an additional Phase 3 clinical trial, the SECURE clinical trial, which was initiated in 2014 and completed in December 2016. We announced the top-line results for the SECURE trial in January 2017. Based on the guidance that we received from the FDA in connection with our discussions on clinical trial design, we believed that the results from the SECURE clinical trial would address all of the clinical issues raised in the 2013 CRL. In June 2017, we resubmitted our Twirla NDA, which was accepted for review and assigned a PDUFA goal date of December 26, 2017. On December 21, 2017, the FDA issued a second CRL, or the 2017 CRL, indicating that our resubmitted NDA could not be approved in its present form. The 2017 CRL identifies deficiencies relating to quality control adhesion test methods which are part of the manufacturing process for Twirla. The 2017 CRL also noted that observations identified during a pre-approval inspection, or PAI, of a facility of our third-party manufacturer, Corium International Inc., or Corium, for the Twirla NDA must be resolved. Lastly, the 2017 CRL questions the in vivo adhesion properties of Twirla and their potential relationship to the SECURE phase 3 clinical trial results. The 2017 CRL contains recommendations for developing manufacturing in-process tests for ensuring the quality and in vivo adhesion of the commercial scale product as well as the finished drug specifications and release test method for adhesion. The 2017 CRL also recommends that we assess the in vivo adhesion properties demonstrated in the SECURE clinical trial. Finally, the 2017 CRL recommends that we address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates. The 2017 CRL does not identify any specific issues relating to the safety of Twirla. Prior to receiving the 2017 CRL, we submitted an amendment to our NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality control adhesion test methods cited in the 2017 CRL. In the 2017 CRL, the FDA acknowledged receipt of the amendment and stated that the amendment was not reviewed prior to the FDA's action. In addition, on November 20, 2017 and December 1, 2017, Corium provided the FDA with responses to each of the observations made during the FDA's facility inspection, which included a PAI for Twirla. We believe that the Corium submissions along with our December 1, 2017 NDA amendment and the information we intend to provide to the FDA in advance of our Type A meeting will provide a basis for addressing the 2017 CRL. Under the FDA's regulations, we are entitled to request a Type A meeting with the FDA within 90 days of receiving a CRL, and the FDA has a goal to grant us a meeting date within 30 days of the meeting request. We have submitted a request for a Type A meeting to the FDA to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla. We plan to provide an update on the outcome of the Type A meeting after we receive the official meeting minutes from the FDA and we will then be better able to determine when we will resubmit our Twirla NDA.

        Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA.

        In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending our ability to address the 2017 CRL and receive approval of Twirla. However, if Twirla is approved, we intend to commercialize Twirla in the United States through a direct sales force. Obstetricians and gynecologists, or ObGyns, contribute 51% of the U.S. CHC prescription volume, and Nurse Practitioners and Physician Assistants, or NP/PAs, who are often affiliated with an ObGyn practice, contribute an additional 27% of the U.S. prescriptions. We anticipate that a targeted sales force focused initially on ObGyns, NPs, PAs and primary care providers who comprise the top prescribers of contraceptives will be highly effective. We believe that we can address this market with a specialty sales force of approximately 70 to 100 representatives. We also intend to augment our sales force through digital marketing and other techniques to market directly to patients. We will require additional capital to fully implement our commercialization plan for Twirla, if approved.

        Our Skinfusion technology makes Twirla the first patch capable of delivering a contraceptive dose of LNG across the skin, allowing weekly application using a patch that is soft and flexible and is designed to adhere well with low levels of skin irritation. We, along with Corium, our manufacturing partner, have made a significant investment in a proprietary process to manufacture Twirla. We believe we have developed a robust process to reliably manufacture Twirla on a commercial scale. The materials produced for our clinical trials were manufactured using the same process that we expect will be used for our commercial-scale manufacturing, and we have made a significant investment in equipment for commercial-scale manufacturing if Twirla is approved. Along with Corium, we are enhancing our quality-control test methods in a way that we believe will address the issues identified by the FDA in both the 2017 CRL and the Corium facility inspection and that will allow us to continue to use our current commercial manufacturing process for Twirla. We believe that the technical challenges and know-how involved in manufacturing, including proprietary chemistry, production to scale and use of custom equipment and reproducibility, present significant barriers to entry for other pharmaceutical companies who might potentially want to replicate our Skinfusion technology.

        Our intellectual property represents an additional barrier to potential competitors. We have thirteen issued U.S. patents, eight of which cover Twirla and that we intend to list in the Orange Book, the first of which expires in 2021 and the last of which expires in 2028, and five that provide additional coverage for other potential product candidates in our pipeline. The Orange Book lists drug products, including related patent and exclusivity information, approved by the FDA under the Federal Food, Drug, and Cosmetic Act. If a patent is listed in the Orange Book, potential competitors seeking approval of drug products under an Abbreviated New Drug Application, which provides for the marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, of a previously approved product, or a 505(b)(2) application, for which the listed drug is a reference product, must provide a patent certification in their application stating either that (1) no patent information on the drug product has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. In addition, we continue to prosecute additional patent applications relating to Twirla, as well as our other potential product candidates, both in the United States and internationally. The intellectual property behind all of our potential product candidates in the pipeline and our Skinfusion technology consists of patent families developed and wholly-owned by us. There are no royalties or payments owed to third parties on our Skinfusion technology or any of our product candidates.

        In addition to Twirla, we plan to develop a pipeline of other new transdermal contraceptive products, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle, AG200-SP, which is a regimen designed to provide shorter lighter periods, AG200-ER (SmP), which is a regimen designed to allow a woman to extend the length of her cycle and experience shorter, lighter periods, and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to advance the development of our other potential product candidates.

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

        Hormonal contraceptives can be composed of synthetic estrogens and progestins. Contraceptives containing both estrogen and a progestin are referred to as CHCs, and contraceptives containing only progestin are referred to as P-only. There are three synthetic estrogens approved in the United States for use in contraceptive products: EE, mestranol, and estradiol valerate. EE has been available for over 40 years and is the estrogen component in nearly all CHCs today. There are 10 different progestins that have been used in contraceptives sold in the United States. The progestin component provides most of the contraceptive effect, while the estrogen component primarily provides cycle control, for example, minimizing bleeding or spotting between cycles. The progestin exerts its contraceptive effect by inhibiting ovulation, or release of an egg from the ovary, and by thickening cervical mucus. Thickening cervical mucus helps to prevent sperm entry into the upper genital tract. The estrogen component, in addition to providing cycle control, makes a small contribution to contraception by decreasing the maturation of the egg in the ovary.

        Hormonal contraceptives are generally well-tolerated and are generally safer than pregnancy. A risk associated with hormonal contraceptives is a rare but serious adverse event called venous thromboembolism, or VTE, which involves the formation of a blood clot in a vein. VTEs can be life-threatening, and typically present as either deep vein thrombosis or pulmonary embolism. Evidence supports that the increased risk of VTE in CHC users is related to the estrogen dose and duration of use, with higher doses of estrogen being associated with a potentially increased risk of VTE. Estrogen increases formation of clotting factors in the liver and decreases production of elements that promote breakdown of blood clots. Most experts believe that progestins on their own have minimal to no impact on the clotting system, but some progestins, when combined with estrogen, can increase estrogen's effect on the clotting system.

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

Effectiveness of Hormonal Contraceptives

        For the purpose of FDA approval, contraceptive effectiveness is measured by a calculation called the Pearl Index, or PI, and its associated 95% confidence interval, or CI. The PI is a measure of the rate of pregnancies over a specific period of time in a clinical trial and is expressed as the number of pregnancies per 100 woman years, or WY, of use. Each cycle lasts 28 days, so there are approximately 13 cycles in one year. The PI calculation typically includes all pregnancies for which conception is estimated to have occurred while the subject was using the drug (i.e., on-treatment pregnancies), but only includes cycles where the woman did not use backup contraception, such as a condom. The PI values from clinical trials are affected by several factors, including differences in study design, increased sensitivity of early pregnancy tests, weight and body mass index, or BMI, of the study population, user experience and inconsistent or incorrect use of the contraceptive method. In addition, there has been an observable trend in PIs for approved CHCs demonstrating an increase in the PIs over time, believed to be related to changes in study design and study populations. The FDA has not established any regulatory guidance on specific parameters for an acceptable PI or CI to support approval.

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

U.S. Hormonal Contraceptive Market Background

        Contraceptive methods, other than sterilization, can be divided into non-hormonal and hormonal alternatives. Examples of non-hormonal products available in the United States include the diaphragm, male condom, female condom, and non-hormonal intrauterine device, or IUD. There are several categories of hormonal contraception products available in the United States, including:

  •
  oral contraceptive;

  •
  vaginal ring;

  •
  transdermal patch;

  •
  hormonal IUD;

  •
  subcutaneous implant; and

  •
  injectable.

        The U.S. hormonal contraceptive market recorded annual sales in 2017 of approximately $5.7 billion, according to IMS Health. The CHC portion of the market, consisting of pills, a transdermal patch and a vaginal ring, generates significantly greater prescription volume and sales compared to the P-only portion of the market, consisting of IUDs, injectables, implants, and P-only pills. In 2017, IMS Health reported total U.S. sales of $3.9 billion for the CHC market and $1.8 billion for the P-only market. Twirla is a CHC and, if approved, we believe it will compete primarily with products in the CHC market.

        The U.S. hormonal contraceptive market is a mature market, with many branded and generic products available. In the past 10 years, the market growth was flat to declining as measured by prescription volume, with the exception of a 4.8% increase in 2013 compared to 2012. Compared to 2016, prescriptions for hormonal contraceptives decreased by 3.7% in 2017. The average annual growth rate in dollar sales for the five years ended December 31, 2017 was 1.4% for the total hormonal contraceptive market and –0.6% for the CHC market. Market growth in gross sales is primarily due to price increases amongst branded products.

        We believe there are two possible factors primarily affecting prescription volume in the contraceptive market. First, according to U.S. Census Bureau data and projections, the population of women aged 15 to 44 years has been growing at a rate of approximately 0.4% to 0.5% per year since 2011, increasing this population by 250,000 to 300,000 women per year.

 Contraceptive Population
(Total women aged 15-44 yrs)

Source: U.S. Census Bureau, National projections released 2008 based on 2000 census data.

        Second, in 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or collectively, the ACA, was signed into law, which, among other things, requires all health plans, with limited exceptions, to cover certain preventive services for women with no cost-sharing, which means no deductible, no co-insurance and no co-payments by the patient, effective August 1, 2012. These services include those set forth in the Guidelines for Women's Preventive Services, or HRSA Guidelines, and adopted by the U.S. Department of Health and Human Services Health Resources and Services Administration. Contraceptive methods and counseling, including all FDA approved contraceptive methods as prescribed, are included in the HRSA Guidelines. Since these new ACA provisions went into effect in August 2012, quarterly prescription volume growth for the CHC market rose from negative growth year-on-year to positive growth between 4.0% and 5.0% for each of the six quarters following implementation. However, this appears to be a one-time phenomenon, as the market volume has declined on average 0.4% annually from 2014 to 2017.

        During the period following enactment of the ACA, generic oral contraceptives have shown the greatest growth, primarily at the expense of branded oral contraceptives. This is likely due to the policies that were implemented by many managed care plans, which generally only provided generic oral contraceptives with no cost-sharing to the patient. The effect on non-oral products is less clear, but prescription volume for the vaginal ring showed a 10.0% decline from 2013 to 2017, while the prescription volume for the patch increased by 30.0% over the same time period. In May 2015, several government agencies, such as the U.S. Department of Health and Human Services, or HHS, the Department of Labor, or DOL, and the U.S. Department of Treasury, or Treasury, issued a clarification in the form of an FAQ which clarified the requirements for coverage of contraceptives under the ACA. The FAQ states that plans and issuers must cover without cost-sharing at least one form of contraception in each of the 18 current methods that the FDA has identified for women in its current

Birth Control Guide. The patch is identified as a specific method in the FDA Birth Control Guide, and therefore insurers must cover at least one patch product with no cost-sharing to the patient. Because this clarifying guidance is applied for plan years (or in the individual market, policy years) beginning on or after 60 days from the date of publication of the FAQs, patients did not have the benefit of this clarification until their new plan year, which generally started in January 2016.

        On January 20, 2017, the administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, among others. Congress also could consider subsequent legislation to repeal and replace elements of the ACA that are repealed. Additionally, in October 2017, the Department of Health and Human Services, jointly with the Department of Labor and the Treasury, issued two interim rules outlining exemption processes for employers not wanting to offer contraceptive coverage based on their religious beliefs or sincerely held moral convictions. While there is an injunction against the administration prohibiting it from implementing these rules, the ultimate outcome of that litigation cannot be predicted. Therefore, it is difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business. We will continue to monitor the healthcare reform efforts and agency implementation. We believe the CHC market will maintain a long-term neutral annual growth rate.

        In spite of the availability of generic contraceptives for over 25 years, branded products have maintained a significant, though declining, share of the CHC market, with 50% of dollar sales and 15% of prescriptions for 2017. Branded contraceptives in the CHC market have driven significant increases in the value of branded total prescriptions, or TRx. In the five years ended December 2017, the average annual price increase among the top branded products was 11.8%. The average price per cycle, referred to as the wholesale acquisition cost, or WAC, for a single 28-day cycle of the top branded products was $41.53 in 2006 and rose to $141.17 by December 2017. As of October 2014, the branded CHC transdermal patch (Ortho Evra) has been discontinued, and the generic CHC transdermal patch (Xulane) is currently priced at $115.45 per cycle. The other non-oral form of CHC, the vaginal ring, is currently priced at $140.93 per cycle. We cannot predict whether the manufacturers of branded products will continue to increase prices going forward, but we believe we will be able to set a WAC price for Twirla, if approved, that is comparable to other branded CHC products at the time of launch. Based on IMS Health data, we estimate that each percentage point of market share of CHC total prescriptions in the United States currently represents approximately $169 million of annual gross sales potential for Twirla, if approved.

Contraceptive Pills

        Based on 2014 data from the CDC, of women who choose to use a hormonal contraceptive, approximately 64% use the contraceptive pill, vaginal ring or patch, the majority of which use the contraceptive pill. The remaining 36% of women using hormonal contraception are split between using injectables, implants, or IUDs. Based on this information, we believe that contraceptive pills are the most popular choice because:

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

Contraceptive Patch Market Experience

        The Ortho Evra® contraceptive patch, or Evra, was introduced in early 2002 and was the first FDA-approved contraceptive patch. The initial approved labeling for Evra indicated that it delivered a daily EE dose of 20 micrograms. Evra had rapid uptake in the contraceptive market and achieved a 10% share of the CHC market by September 2003. Following FDA approval of Evra, users of Evra began to report thrombotic and thromboembolic events to the FDA. Johnson & Johnson, the manufacturer of Evra, revised the Evra labeling in November 2005 to include information that EE exposure with Evra is 60% higher than that of an oral contraceptive containing EE of 35 micrograms, based on area under the curve, a commonly-used metric for measuring EE exposure in contraceptives. This information was ultimately included in a boxed warning and bolded warnings unique to the Evra label. The Evra market share declined rapidly following the labeling changes, from a peak share of 11% in 2005, to 4% by the end of 2006, to 1.4% by the end of 2013, where it stabilized, with a 1.5% share of the market based on combined prescriptions for Evra and its generic equivalent in 2014. In the past two years, the patch share of the CHC market grew slightly, with a 1.7% TRx share in 2016 and 1.8% TRx share in 2017.

        In April 2014, Mylan Inc. announced the launch of Xulane®, a generic version of Evra. Generic pharmaceutical products are the chemical and pharmaceutical equivalents of the brand or a reference listed drug, or RLD. Generic drugs are bioequivalent to their reference brand name counterparts. Bioequivalence studies compare the bioavailability of the proposed drug product with that of the RLD product containing the same active ingredients. Bioavailability is a measure of the rate and extent to which the active ingredient is absorbed from a drug product and becomes available at the site of action. Under pharmacy dispensing rules governed by state law, depending on the state, if an automatic generic substitute is introduced, the pharmacist may dispense either the prescribed product, or they may replace it with an equivalent generic without being required to inform the patient or healthcare professional. In addition, the FDA offers a 180-day exclusivity period for generic products in specific cases. The first generic applicants to submit a substantially complete Abbreviated New Drug Application containing a paragraph IV certification to a listed patent are protected from competition from other generic versions of the same drug for the 180 days. As of December 2017, no other generic equivalents to Evra have been introduced.

        The FDA has maintained, in spite of the wording in the labeling for Evra and its approved generic, that none of the epidemiologic studies to date provides a definitive answer regarding the relative risk of VTE with Evra compared to combined oral contraceptive use or whether the increased risk that some studies demonstrated is directly attributable to Evra. An advisory committee for the FDA stated that the benefits of Evra outweigh the risks. In its denial of a Citizen's Petition calling for the withdrawal of Evra, the FDA followed the committee's recommendations stating that the increased VTE risk does not warrant removal from the market, and that the labeling revisions to the Evra label provide a sufficient update and guidance on the interpretation of the epidemiologic data about the risk of VTE with Evra. In spite of the labeling changes, and Johnson & Johnson ceasing promotion of Evra in 2007, Evra and its generic equivalent generated $234 million in gross sales in 2017.

        We believe that the rapid uptake and acceptance of Evra upon its introduction and its continued sales over the past several years demonstrate that there is an unmet market need for a transdermal patch as a contraceptive option. Also, the epidemiologic data on VTE risk suggest that there is a need for a contraceptive patch that delivers both a low dose of EE similar to oral contraceptives and a first or second generation progestin.

Our Product Candidates

        Twirla and each of our other potential product candidates utilizes our proprietary Skinfusion technology, which is designed to provide advantages over the currently available patch. Skinfusion is designed to deliver contraceptive levels of hormones to the blood stream through the skin over a seven-day period. It is also designed to optimize patch adhesion and patient wearability. Our lead product candidate is Twirla, a prescription CHC patch which contains both EE and LNG and is designed to deliver a low dose of EE and LNG comparable to the total dose delivered with low-dose oral contraceptives. In addition to Twirla, we plan to develop a pipeline of other new transdermal contraceptive products, including AG200-SP, which is a regimen designed to provide shorter, lighter periods; AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle; AG200-ER (SmP), which is a regimen designed to allow a woman to extend the length of her cycle and experience shorter, lighter periods; and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen. AG200-SP, AG200-ER, and AG200-ER (SmP) are intended to be Twirla line extensions that would expand the use of Twirla beyond its initial, approved use. In July 2016, we began preparations for an initial Phase 2 clinical trial examining the use of AG200-SP along with a smaller lower-dose combination ethinyl estradiol/levonorgestrel patch (SmP) in the fourth week of the woman's cycle. The Phase 2 clinical trial is aimed at identifying the optimal dose of the SmP, and will evaluate bleeding profiles, pharmacokinetic parameters, ovulation inhibition and safety over three cycles of treatment with AG200-SP (SmP). We have decided to postpone the trial and will continue to evaluate the timing for initiating dosing of subjects for this Phase 2 clinical trial, which is dependent on financial and other capital resources.

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

        Our current potential product candidate pipeline is summarized in the graphic below:

        Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to advance the development of our other potential product candidates.

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

        Twirla is designed to be highly appealing to patients as a method of contraception. The patch is round and made of a soft, flexible fabric, designed to flex with the movement of a woman's body. Twirla is a matrix patch consisting of several layers of material that contain the active ingredients EE and LNG, as well as the inactive ingredients Dimethylsulfoxide, Ethyl Lactate, Capric Acid and Lauryl Lactate, which are ingredients to assist in the transport of EE and LNG across the skin, and adhesives that enable adherence to the skin. The final top layer is the one seen on the skin, and consists of a thin, cloth-like material consisting of only adhesive. There is a barrier formed between the inner portion of the patch, which contains the active ingredients, and the outer portion of the patch, which only contains the adhesive. This barrier is intended to prevent the active and inactive ingredients from migrating to the peripheral portion of the patch, and from breaking down the adhesive in that portion of the patch. Twirla is also designed to help prevent seepage of the adhesives from around the edge of the patch where it could collect dirt and leave a sticky black ring on the skin. The six layers of the patch are integrated to create a patch which has a slim profile and is unobtrusive when applied. The results of multiple clinical trials suggest that Twirla delivers the active ingredients needed for contraception over a seven-day period and that it remains adhered to the skin of most subjects for the full seven-day period, even under conditions of heat, humidity, showering, exposure to water and vigorous exercise.

Twirla Patch Profile

        The following table compares Twirla with the Evra product and its generic equivalent, Xulane, as stated in their labels, based upon publicly-available information regarding the products and the characteristics of Twirla and other Twirla attributes observed in our completed Phase 3 clinical trials. We have not performed a head-to-head comparison of Twirla to Evra.

Characteristic	Twirla	Ortho Evra*/Xulane
Form of product	Transdermal patch Round, approximately 28 square centimeters Soft, cloth-like, stretchy fabric	Transdermal patch Square, Evra approximately 20 square centimeters; Xulane approximately 14 square centimeters Smooth, plastic film
Active ingredients	EE, LNG	EE, norelgestromin
Pharmacokinetic profile of EE per day	~30 micrograms	60% higher than that of an oral contraceptive containing 35 micrograms (~56 micrograms)**
Regimen	One patch weekly 21 days active / 7 days patch-free	Same as Twirla;
Package configurations	1 box of 3 patches for each cycle	Evra has 1 box of 3 patches per cycle and 1 box containing a single replacement patch; Xulane is packaged like Twirla
Top four potentially hormone-related adverse events/reactions	Nausea 3.0% Headache 3.6% Cervical dysplasia 3.1% Dysmenorrhoea 2.1%***	Breast symptoms 22.4% Headache 21.0% Application site disorders 17.1% Nausea 16.6%

*
Source of Ortho Evra and Xulane data are U.S. prescribing information or package inserts.

**
The Ortho Evra and Xulane package inserts indicate a strength of 35 micrograms of EE per day.

***
Most common treatment emergent adverse events related to Twirla in three Phase 3 clinical trials.

        Twirla employs our Skinfusion patch technology, resulting in a unique appearance and feel of the patch. Evra/Xulane does not utilize our Skinfusion technology; its active ingredients and adhesives are dispersed to its edges. One frequent complaint about patches that do not utilize Skinfusion is that they collect dirt and lint and may leave a sticky black ring of residue on the skin which can be difficult to remove. We do not have any direct comparison of the appearance of the patch on the skin at the end of seven days between Twirla and Evra/Xulane, but we believe, based on anecdotal feedback from our clinical trial investigators, as well as on the differences in the design of the patches, that Twirla may have an advantage in this regard.

        We have not performed a head-to-head comparison of Twirla to Evra/Xulane, however, a pharmacokinetic study that we conducted with Twirla was similar in design to the pharmacokinetic study conducted with Evra that provided the information regarding the daily amount of EE delivered that is currently in the Evra/Xulane package insert. The figure below combines the results for average EE concentrations from these two studies and suggests a comparison of the observed blood concentration of EE for Twirla versus Evra versus observed and estimated data for the pill. The lower amount of EE delivered from Twirla as compared to Evra can be observed. If Twirla is approved by the FDA, we will not be able to make direct comparative claims regarding the safety, efficacy or pharmacokinetics of Twirla and Evra/Xulane, since none of our completed clinical trials studied Twirla in a head-to-head comparison with Evra/Xulane.

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

Twirla Product Profile

        Assuming approval of our marketing application by the FDA based on the results of the SECURE trial, we believe a number of factors, including clinical trial data from SECURE, support our future marketing of Twirla:

  •
  Twirla is a once-weekly contraceptive patch, designed to offer convenience and compliance.

  •
  Twirla is designed to meet the contraceptive needs and the busy lifestyles of today's women.

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

  •
  Because Twirla contains the progestin LNG, we believe that the final approved label for Twirla will be consistent with the class labeling for other contraceptives containing EE and LNG, including the class boxed warning.

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

        Our two Phase 3 trials completed prior to SECURE enrolled over 1,900 subjects to evaluate the safety and efficacy of Twirla. Each of these studies included an active comparator arm with an approved low-dose oral contraceptive. The results of these studies demonstrated that Twirla was generally well-tolerated, with levels of adverse events generally comparable to those of low-dose oral contraceptives. In these studies, subjects had a higher rate of self-reported compliance when using the patch as compared with the group using oral contraceptives. However, as discussed further below, the FDA issued a CRL in response to our original marketing application for Twirla and requested an additional Phase 3 study and additional chemistry manufacturing and control, or CMC, information. The results of our prior clinical trials demonstrated that approximately only 3% of patches became completely detached from the skin of subjects during the seven-day period, and that the patch generally remained adhered to the skin even when exposed to normal daily activities and conditions such as showering, swimming and other forms of exercise, heat and humidity.

        More specifically, our safety population included subjects who received at least one dose of Twirla or COC. In this combined safety population of our two Phase 3 trials completed prior to SECURE, there were a total of 22 serious adverse events, or SAEs, of which 16 were from the Twirla cohort, which had approximately 2.3 times as many subjects as the oral contraceptive comparator cohort. Three of these SAEs (0.2% of the overall Twirla safety population) were considered to be possibly related to the study drug and included one drug overdose with Benadryl®, one case of uncontrollable nausea and vomiting and one instance of upper extremity deep vein thrombosis. In addition to the SAEs described above, some subjects taking Twirla experienced non-serious adverse events, such as nausea, headache, application site irritation and breast tenderness. Subjects receiving the oral contraceptive comparator also generally experienced similar non-serious adverse events such as nausea, headache, and breast tenderness, though at different rates. We believe that Twirla will have a label consistent with all marketed low-dose CHC products, which include class labeling that warns of risks of certain serious conditions, including venous and arterial blood clots, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease and hypertension, and a boxed warning regarding risks of smoking and CHC use, particularly in women over 35 years old who smoke.

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

        We believe that the results for both the patch and oral contraceptive control arms in the two Phase 3 trials completed prior to SECURE were affected primarily by issues with study conduct at several study sites, including rapid enrollment, which led to the inability to manage the study population, poor subject compliance, and high rates of loss to follow-up. In the larger of our Phase 3 trials completed prior to SECURE, 96 sites enrolled subjects, 60 of which had no on-treatment pregnancies. Nineteen percent of the on-treatment pregnancies reported during this trial came from one site. This site represented approximately 8% of the randomized subject population. Thirty six percent of on-treatment pregnancies were reported at four of the 96 sites. These four sites represented approximately 15% of the randomized subject population.

        Experts agree that the characteristic most likely to impact contraceptive failure and pregnancy rates is the subject's likelihood of using a method inconsistently or incorrectly. Consistent with expert opinions, our analyses have suggested that the results for both the patch and oral contraceptive control arms in the two Phase 3 trials completed prior to SECURE were also affected in part by the study population, which comprised a disproportionately higher number of new users and minority subjects, known to be at higher risk of noncompliance and pregnancy, as compared to the majority of other recent CHC clinical trials for products that have gained approval in the United States.

        Individuals who immediately switch from one hormonal contraception method to another, referred to as current users, or who have recently used another method of hormonal contraception, are less likely to experience contraceptive failure than a new user because they are less likely to have inconsistent or incorrect use. These experienced subjects are often selected for trial participation because their inclusion will lower failure rates. Indeed, many contraceptive trials have enrolled a high proportion of these subjects. Direct comparisons across multiple trials are limited by differences in study design and population, as well as differences in definitions of user status; however, as shown in the table below, some comparisons are possible. For example, when compared against trials that captured current hormonal contraceptive use, in the larger of our two Phase 3 trials completed prior to SECURE, we had a lower proportion of subjects randomized to receive Twirla that were current users, only 17.8%, reflecting a population with less experience using hormonal contraception, compared to Phase 3 studies of two approved hormonal contraceptives. When compared against trials that categorized subject experience more broadly by their use of hormonal contraception within the 6 months prior to enrollment, our trial also had a lower proportion of experienced subjects, only 44%. In both the COC and Twirla groups, new users had approximately three times the rate of noncompliance compared to experienced users, as verified through blood tests, which did not detect levels of EE and LNG in the subjects' blood. Similarly, the pooled PI values from our two Phase 3 trials completed prior to SECURE were more than twice as high among new users compared to experienced users, and in the primary efficacy analysis population there were no pregnancies observed in current users of other hormonal contraception who immediately switched to the patch upon entry into the trial. If Twirla is approved, we will not be able to make these comparisons between Twirla and the data for other contraceptives in the marketplace.

        In addition, our two Phase 3 trials completed prior to SECURE also included a higher proportion of black and Hispanic subjects than historical hormonal contraceptive trials. Although the underlying reasons are not well-understood, several articles in medical journals, such as Contraception and the American Journal of Obstetrics & Gynecology, and in at least one report by HHS, state that contraceptive failure rates are highest in black and Hispanic subjects. In our two Phase 3 trials completed prior to SECURE, rates of laboratory-verified noncompliance were substantially higher in blacks and Hispanics compared to non-Hispanic white subjects in the larger of our Phase 3 trials, and as shown in the table below, there were substantially higher PI values in the black and Hispanic subpopulations than in non-Hispanic white subjects. Additionally, as shown in the table the observed PI values were more dramatically increased for new users who were also black or Hispanic.

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

2013 CRL and FDA Interactions

        In February 2013, we received a CRL, or the 2013 CRL, from the FDA indicating that the results from our two completed Phase 3 trials would not be sufficient for approval, and the FDA proposed that we conduct an additional Phase 3 trial. Among the comments expressed in the letter were some regarding the PI values seen in the studies. Specifically, the FDA indicated that the PI values and the upper bound of the associated confidence intervals in the studies, in both the subjects using the Twirla patch and the control arm using oral contraceptives, were higher than seen in clinical trials used for registration of other approved hormonal contraceptives. The confidence interval is a range around a measurement that conveys how precise a measurement is. The FDA recommended that we conduct an additional Phase 3 trial with a simplified clinical trial design and improved study conduct, including enhanced site monitoring and data collection procedures. The FDA also requested that we study Twirla in a representative sample of U.S. women who are seeking hormonal contraception, without enrollment restrictions based on demographic characteristics such as contraceptive user status, age, race, ethnicity, and body mass index, or BMI. The FDA also required additional information relating to the laser etching of label information on each patch and required that the patch used in the new trial utilize the same etching as will be used for the commercial product, in order to demonstrate that it does not adversely affect the performance of the patch. Furthermore, the FDA also requested in the CRL additional information on controls and release specifications related to the patch, and manufacturing and control information related to the Drug Master File of one of the raw materials in Twirla.

        In October 2013, we met with the FDA and received further guidance on requirements for our planned Phase 3 trial. In addition, we had a follow-up written interaction with the FDA in February 2014 and have received substantial written comments from the FDA in subsequent interactions. We enrolled the first subject in the SECURE clinical trial in the third quarter of 2014 and completed the clinical trial in December 2016. The patches studied in the SECURE trial were laser etched using the same process as we anticipate for commercialization of Twirla, if approved. We also continued to interact with the FDA on its CMC questions and continued additional supportive testing in order to respond to the FDA's CMC questions in the 2013 CRL.

The SECURE trial, our third Phase 3 Clinical Trial

        SECURE, our third Phase 3 clinical trial, was a multicenter, single-arm, open-label, 13-cycle trial that evaluated the safety, efficacy and tolerability of Twirla in 2032 healthy women, aged 18 and over, at 102 experienced investigative sites across the United States. The design and execution of SECURE was intended to address a number of issues identified in the 2013 CRL, including but not limited to, improved clinical trial conduct and demonstration of efficacy as measured by an acceptable Pearl Index and related 95% confidence interval in a representative sample of U.S. women who are seeking hormonal contraception, without enrollment restrictions based on demographic characteristics, such as contraceptive user status, age, race, ethnicity, and BMI. The trial was designed in consultation with the FDA, and comprised a number of stringent trial design elements, including exclusion of treatment cycles not only for use of back-up contraception but also for lack of sexual activity. SECURE had broad entry criteria, placed no limitations on BMI or other demographic factors during enrollment, and enrolled a large and diverse population from the United States in order to allow for efficacy to be assessed across different groups, as requested by the FDA. These entry criteria resulted in the inclusion of a substantial number of women with high BMI, who have frequently been under-represented in past contraceptive studies. The efficacy measure for SECURE was the Pearl Index in an intent-to-treat population of subjects 35 years of age and under. The FDA also requested inclusion of pre-specified efficacy analyses related to BMI and body weight.

        We began enrollment for the SECURE clinical trial in the fourth quarter of 2014, completed the clinical trial in December 2016, and announced top-line results in January 2017. A summary of the final SECURE clinical trial results are as follows:

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

  •
  51.4% of subjects discontinued prematurely from the study, which is a lower discontinuation rate than our previous Phase 3 clinical trials and in line with other Phase 3 clinical trials for approved hormonal contraceptives. The main reasons for subject discontinuation from the trial were subject decision (15.3%), adverse event (10.9%), and loss to follow-up. The most common (>1%) adverse reactions leading to discontinuation were bleeding irregularities (2.2%) and any application site reaction (1.1%); all others were less than 1%. The loss to follow-up rate was 11.3%, which is in line with loss to follow-up rates observed in previous clinical trials of combined hormonal products and substantially better than the 20% loss to follow-up rate observed in our previous Phase 3 trial.

  •
  The Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06. As with all hormonal contraceptive trials, the number of pregnancies included in our calculation of the Pearl Index is subject to review by the FDA as part of its overall review of the NDA for Twirla.

  •
  Consistent with other recent hormonal contraceptive clinical trials, including Ortho Evra® and Quartette®, and the 2015 meta-analysis entitled, "Effect of Obesity on the Effectiveness of Hormonal Contraceptives: an Individual Participant Data Meta-Analysis" published by several FDA authors on the effect of obesity on the effectiveness of hormonal contraceptives, a relationship between obesity and efficacy was observed among subjects 35 years of age and under:

BMI Category	BMI (kg/m2)	% of Trial Population	Pearl Index	Upper Bound of 95% CI
Normal	<25	39%	3.03	4.62
Overweight	25 - <30	25%	5.36	7.98
Obese*	≥30	35%	6.42	8.88
Non-Obese*	<30	65%	3.94	5.35
Obese*	≥30	35%	6.42	8.88

*
In its 2015 meta-analysis, the FDA examined the effect of obesity on two populations: non-obese (< 30 kg/m2) and obese (≥ 30 kg/m2). Non-obese includes subjects in the normal and overweight categories.

        The Pearl Index for subjects by minority and ethnicity status was as follows:

Race/Ethnicity	% of Trial Population	Pearl Index	Upper Bound of 95% CI
White (not Hispanic)	66.9%	4.63	6.23
African-American	24.3%	4.05	6.69
Hispanic	19.7%	2.7	5.06
  •
  Twirla was generally well-tolerated and had an overall favorable safety profile, consistent with publicly available information relating to other low-dose combined hormonal products. The most frequent hormone-related adverse events, none of which were experienced by more than 5% of subjects, were generally in line with those events observed in other low dose combined hormonal products and included:

Adverse Event	SECURE Trial	Prior Agile Phase 3 Trial*	Ortho Evra Trials**	Quartette Trial**
Total in Safety Population	2,032	1,043	3,322	3,597
Headache	4.3%	3.7%	21.0%	12.2%
Nausea	4.1%	4.3%	16.6%	6.7%
Breast tenderness/pain/discomfort	2.0%	1.8%	22.4%	2.2%
Mood swings/changes/depression	2.7%	2.8%	6.3%	2.9%
Heavy/irregular vaginal bleeding***	1.8%	2.1%	6.4%	9.7%

*
AEs from the larger of our Phase 3 clinical trials completed prior to SECURE; all potentially hormone-related adverse events included regardless of investigator confirmation of AE relatedness to study drug.

**
Information is based on currently marketed product labels and publicly available information. We have not performed a head-to-head comparison of Twirla to Ortho Evra or Quartette.

***
2.2% of subjects in the SECURE trial discontinued to a bleeding-related adverse event

  •
  The percent of subjects reporting bleeding-related adverse events was low, 2.6%, and only 2.2% of women discontinued for bleeding issues.

  •
  Overall serious adverse events, or SAEs, were observed in 2.0% of the SECURE trial study population, which is generally in line with those observed in clinical trials for other low-dose combined hormonal products. For example, the rate in the Phase 3 clinical trial for Quartette was 1.6%. 0.6% of subjects in the SECURE trial had SAEs that were considered potentially study drug related, including deep vein thrombosis or DVT, pulmonary embolism, or PE, gallbladder disease, ectopic pregnancy, and depression. In the combined safety database for our three Twirla Phase 3 trials (n >3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI ≥ 30kg/m2).

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

        In 2015, a meta-analysis entitled "Effect of Obesity on the Effectiveness of Hormonal Contraceptives: an Individual Participant Data Meta-Analysis," was published by several FDA authors and focused on the issue of obesity and effectiveness of hormonal contraceptives, or HC, by showing that obesity may increase the risk of unintended pregnancy in women using HC. The FDA's Individual Participant Data meta-analysis of pivotal Phase 3 clinical trials of CHCs suggested a 44% higher pregnancy rate during use of combined oral contraceptives for obese women after adjusting for age and race. The authors of the paper highlighted the limitations of currently available prospective data due to historical exclusion of obese women from contraceptive studies, calling for more data and additional analyses on obese women from Phase 3 clinical trials to allow further assessment of the effect of weight on the probability of unintended pregnancy in women using HC. We believe our results from the SECURE clinical trial are consistent with the conclusions from the paper by the FDA scientists.

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

        The highest PI for a hormonal contraceptive product approved by the FDA is 3.19 and the highest upper-bound of the 95% confidence interval of 5.03. As with all products, ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific PI. For hormonal contraceptive trials, the FDA generally evaluates safety and efficacy results of each individual study in the unique context of the study population and trial design. PIs for approved hormonal contraceptives have steadily risen over time as study design and populations have changed. Numerous factors have likely contributed to these increases, including more frequent pregnancy testing with more sensitive tests, and decreases in study-drug adherence among study populations. As experts have noted, with the growing enrollment of more diverse, real-world populations that appear to be increasingly representative of the likely actual users once the product is marketed, contraceptive trials are yielding efficacy results that are ever closer to actual use contraceptive failure rates for methods requiring adherence.

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

        A number of measures were also put in place in order to facilitate compliance with study procedures. To ensure subjects were adequately educated regarding their responsibilities during the trial, a detailed subject teaching plan, along with materials, was developed and implemented, and subject education regarding the importance of compliance, including videos, brochures and one-to-one education with study coordinators, was provided at repeated intervals throughout the study. A number of measures were put in place to support and monitor compliance through the study. One key measure was the use of text message technology, which provided reminders to subjects for patch application, diary completion, and study visits. Phone contact with subjects between visits was also part of the study protocol, which increased the frequency of contact with subjects throughout the study. Subjects with consistent poor compliance despite re-education by site personnel were discontinued from the trial.

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

        In December 2016, we completed the SECURE clinical trial, in which we enrolled over 2,000 women for up to one year of treatment. We announced top-line data in early January 2017. In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constituted a basis for addressing the clinical deficiencies cited in the 2013 CRL. We also requested feedback on whether the proposed Twirla NDA content would meet the FDA's requirements for submission. While the FDA did provide us with feedback on our proposed submission, the Agency did not provide any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA would be sufficient to obtain regulatory approval of Twirla. In June 2017, we resubmitted our NDA for Twirla, which was assigned a target PDUFA goal date of December 26, 2017.

2017 CRL and Planned Resubmission

        On December 21, 2017, after completion of its review of our Twirla NDA, the FDA issued the 2017 CRL and informed us that our resubmitted NDA could not be approved in its present form. The FDA's reasons for issuing the 2017 CRL related to cited deficiencies in the manufacturing process for Twirla and questions about our clinical in vivo adhesion properties. More specifically, the 2017 CRL identifies deficiencies relating to:

  •
  quality control adhesion test methods for the Twirla manufacturing process;

  •
  observations identified during an inspection of a facility of our third-party manufacturer, Corium, for the Twirla NDA that must be resolved; and

  •
  questions on the in vivo adhesion properties of Twirla and their potential relationship to the SECURE clinical trial results.

        The 2017 CRL also contains recommendations on addressing the cited deficiencies including recommendations that the Company:

  •
  develop manufacturing in-process tests for ensuring the quality and in vivo adhesion of the commercial scale product as well as the finished drug specifications and release test method for adhesion;

  •
  assess the in vivo adhesion properties demonstrated in the SECURE clinical trial; and

  •
  address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates.

        The 2017 CRL does not identify any specific issues relating to the safety of Twirla.

        Prior to receiving the 2017 CRL, we submitted an amendment to our NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality control adhesion test methods cited in the 2017 CRL. In the 2017 CRL, the FDA acknowledged receipt of the amendment and stated that the amendment was not reviewed prior to the FDA's action. In addition, on November 20, 2017 and December 1, 2017, Corium provided the FDA with responses to each of the observations made during the FDA's facility inspection. We believe that the Corium submissions along with our December 1, 2017 NDA amendment and information we intend to provide to the FDA prior to our Type A meeting will provide a basis for addressing the 2017 CRL. Under the FDA's regulations, we are entitled to request a Type A meeting with the FDA within 90 days of receiving a CRL, and the FDA has a goal to grant us a meeting date within 30 days of the meeting request. We have submitted a request for a Type A meeting to the FDA to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla. We plan to provide an update on the outcome of the Type A meeting after we receive the official meeting minutes from the FDA and we will then be better able to determine when we will resubmit our Twirla NDA.

        Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA.

Twirla Line Extensions and Other Potential Product Candidates

        In addition to Twirla, our potential product pipeline consists of two classes of product candidates: Twirla line extensions and other transdermal contraceptive product candidates. These potential product candidates are designed to address market needs and offer additional non-daily contraceptive options. Based on the results of our market research on line extension regimen concepts conducted in December 2016, we believe that our potential line extension product candidates are commercially viable and could garner a share of the contraceptive market.

        The hormonal contraceptive market has a long history of manufacturers successfully using line extensions to extend the lifecycle of a brand, often by gaining additional exclusivity periods for the product extension under the provisions of the Hatch-Waxman Act and/or with additional patents. Our lifecycle strategy with Twirla is to introduce line extensions that will have exclusivity for some time period, either due to our intellectual property estate, or due to Hatch-Waxman exclusivity. The line extensions in our pipeline include using our Skinfusion technology to allow a 28-day regimen where women will experience shorter, lighter withdrawal bleeding, as well as extending the cycle beyond the typical 28-day regimen to allow women to experience fewer withdrawal bleeds each year. In addition, the potential line extension product candidates in our pipeline will utilize a unique aspect in the regimen, where a smaller patch, or SmP, that delivers a lower dose of both EE and LNG will be worn during the final seven days of each cycle, rather than having a patch-free week, to allow for withdrawal bleed while minimizing hormonal fluctuations and potentially the side effects that accompany changes in hormone levels. These regimens are protected by patents issued to us in 2015. A study to examine the pharmacokinetics and pharmacodynamics of the SmP will be required prior to advancing the potential line extension product candidates through clinical development. In July 2016, we began preparations for an initial Phase 2 clinical trial examining the use of AG200-SP along with a smaller lower-dose combination ethinyl estradiol/levonorgestrel patch (SmP) in the fourth week of the woman's cycle. We have decided to postpone the trial and will continue to evaluate the timing for initiating dosing of subjects for this Phase 2 clinical trial, which is dependent on additional financial and other capital resources.

        Our Twirla line extensions include the following:

  •
  AG200-ER is an extended cycle regimen utilizing our current patch product designed to allow a woman to extend the time between her episodes of withdrawal bleeding and thus have fewer periods per year. There are several currently approved oral contraceptives that provide an 84- or 91-day extended cycle regimen. However, there is no approved contraceptive patch product offering an extended cycle regimen. AG200-ER is a contraceptive patch which is designed to address the limitations of the currently approved extended regimen oral contraceptives by providing a more convenient, weekly dosing schedule. AG200-ER utilizes the same drug product as Twirla during the active phase of the cycle. We are currently evaluating the optimal cycle length to advance into Phase 3 clinical development.

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

        Our other potential product candidate is a P-only contraceptive patch described below:

  •
  AG890 is an LNG-only contraceptive patch, intended for use by women who are unable or unwilling to take estrogen, including those who are breastfeeding or who are at greater risk of VTE, such as women who smoke, are over 35 years of age, or who are obese. Currently, the P-only market consists of pills and several non-oral options, including IUDs, implants, and injections. AG890 is intended to fulfill an unmet medical need for a non-daily, easily reversible form of contraception in the P-only market. We have conducted a Phase 1 clinical trial with AG890. In addition, the National Institutes of Health, through a clinical trial agreement with us, conducted a Phase 1/2 trial with AG890. The Phase 1/2 study was a multicenter study to evaluate the pharmacokinetics, safety, and mechanisms of potential contraceptive efficacy of AG890. The trial is complete and continue to evaluate the findings. Once we have completed our analysis of the data, it is possible that additional patch development work for dose selection may be required, including additional Phase 1 and Phase 2 studies to determine the optimal formulation and dose to advance to Phase 3.

        We do not expect to be required to conduct preclinical studies for any of these potential product candidates. Based upon a number of factors, including, but not limited to, our available capital resources and feedback from the FDA, we continue to review the clinical path and the budgetary requirements for each of these three potential product candidates. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to advance the development of our other potential product candidates.

Sales and Marketing

Twirla Commercialization Strategy

        In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending our ability to address the 2017 CRL and receive approval of Twirla. However, if Twirla is approved, we expect to build a sales and marketing infrastructure in the United States to support the launch of Twirla for contraception. We anticipate that a targeted sales force focused initially on ObGyns, NPs, PAs and primary care providers who comprise the top prescribers of contraceptives will be highly effective. Outside the United States, in the future we may decide to commercialize Twirla, if approved, by entering into third-party collaboration agreements with pharmaceutical partners. We will require additional capital to fully implement our commercialization plan for Twirla, if approved.

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

        Prescribing in the CHC category is primarily driven by ObGyns, who write 51% of CHC prescriptions. In addition, NPs and PAs, who are often affiliated with an ObGyn practice but can also be in a primary care setting, write 27% of all CHC prescriptions. The ObGyns, NPs and PAs combine to write 72% of total CHC prescriptions. In addition, 34% of all prescriptions written by ObGyns are for contraceptives. We plan to focus the promotion of Twirla on these key prescribers and other key customer groups, including consumers and commercial managed care plans. We believe that we can deploy a focused sales force effort targeting the approximately 22,000 prescribers responsible for 80% of branded CHC prescriptions. We believe that this universe of branded prescribers can be covered adequately by a specialty sales force of between 70 and 100 total representatives. In areas of the country where it is not efficient to deploy a sales representative, remote promotion can be used to reach these prescribers.

        We plan to deploy patient promotion at the launch of Twirla, both in the physician's office, and through targeted media campaigns. We plan to use both branded and unbranded campaigns to create awareness of Twirla among consumers. We believe there are cost-effective means to reach our target demographic of females aged 18 to 34 years, the so-called Millennials, who engage in online activities to a high degree and are more likely to seek health information online and through social networks. Traditional mass-market direct-to-consumer advertising on television may not be required to reach these consumers. Marketing tactics aimed at today's female consumer need to be optimized for mobile technology, because smartphones and text messaging are the preferred means of communication. We believe that a focused consumer promotion plan that uses digital media and other mass-market advertising vehicles will generate consumer awareness and demand for Twirla if approved.

        Managed care plans have traditionally used differential co-pays to attempt to drive patients to use either generic products or products for which they have a contract with the manufacturer. Many plans encourage patients to obtain their branded contraceptives through mail-order, incentivizing them with a 90-day co-pay that is often less on a per-month basis than that for a 30-day supply. Most manufacturers of contraceptive brands offer a coupon to patients covered by non-governmental payors to offset the difference in co-pay between a generic and Tier 2 or Tier 3 for their promoted brands. These co-pay coupons are a useful tactic to overcome barriers to initiating therapy in such patients. When used in conjunction with product samples given out by the physician, a co-pay coupon often allows the patient to then fill their first prescription for free or at a steep discount and limits the out of pocket expenditure for the patient for several months. This co-pay assistance creates brand loyalty, particularly for a brand where there is no generic alternative. We believe that we will be able to use free product samples and co-pay coupons or vouchers at the time of Twirla's launch to drive use of the product by patients covered by non-governmental payors while we are negotiating contracts with select commercial health plans and awaiting formulary review. In addition, we believe the enactment of the ACA, and specifically the requirements for contraceptive coverage required by the ACA, provides a favorable managed care environment for Twirla. The ACA requires all insurers to provide at least one product in each of the 18 methods referenced in the FDA Birth Control Guide with no cost-sharing to the patient, including no co-pays, coinsurance, or deductibles. The FDA Birth Control Guide lists "Patch" as a unique method, therefore insurers must provide access to at least one contraceptive patch product with no cost-sharing to the patient. Currently, there is only one other patch product available on the market, Xulane (the generic version of Ortho Evra), and we believe the safety and tolerability profile of Twirla, if approved, will be superior to that of Xulane. Therefore, we believe Twirla will be well-positioned to be the no-cost patch option on formulary, either based on its clinical profile, or based upon negotiated rebates and discounts. In addition, we expect to be able to provide co-pay assistance in the form of a coupon for patients on plans where Twirla requires a co-pay.

        On January 20, 2017, the administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, among others. Congress also could consider subsequent legislation to repeal and replace elements of the ACA that are repealed. Additionally, in October 2017, the Department of Health and Human Services, jointly with the Department of Labor and the Treasury, issued two interim rules outlining exemption processes for employers not wanting to offer contraceptive coverage based on their religious beliefs or sincerely held moral convictions. While there is an injunction against the administration prohibiting it from implementing these rules, the ultimate outcome of that litigation cannot be predicted. Therefore, it is difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business. We will continue to monitor the healthcare reform efforts and agency implementation. While there is uncertainty about the specific effects of healthcare reform, we expect to be able to compete in either a managed care environment that maintains elements of the ACA that require contraceptive coverage or an environment that requires negotiated rebates and discounts.

Market Research

        We have conducted market research with healthcare professionals (HCPs), consumers and managed care decision-makers to determine market drivers, unmet needs and the reaction to the Twirla product profile. A total of over 800 healthcare professionals and over 3,300 consumers have participated in our market research on Twirla and the contraceptive market. We also had an independent third-party commercial consulting firm confirm our market research. The main findings of our market research conducted in December 2016 and confirmed in June 2017 are discussed below.

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

  •
  Patient ability to comply drives hormonal contraceptive choice

  •
  HCPs believe patient engagement in the choice increases personal investment in her birth control and enhances adherence

    •
    Determinants of choice are willingness/ability to be responsible to take/apply birth control, desire to control menses, and tolerance for insertion or injection

  •
  The Pearl Index, or PI, is not cited as an important factor driving contraceptive choice and it is not a well understood measure. Efficacy is a given and all hormonal contraceptives are expected to be efficacious

  •
  HCPs consider BMI in their prescribing, however one third of HCPs consider efficacy in women with high BMI a least important attribute

  •
  Young women with busy lives, susceptible to "forgetting" daily contraceptives, are a strong target audience for the Agile patch portfolio

        Two of our market research studies have included an allocation exercise to estimate the potential uptake of Twirla and peak market share. In both of these studies, ObGyns and NPs indicated their allocation of contraceptive prescriptions before and after reviewing a product profile like Twirla that reflects the safety and efficacy results from our SECURE clinical trial. In the 2010 study, which was conducted prior to the implementation of the ACA, ObGyns estimated use of a product like Twirla in 17% of their CHC patients. A proprietary calibration model developed by the research firm was applied to the peak share estimate, to adjust for physician overstatement, resulting in an estimated peak market share of 9% of the CHC market. In the most recent study completed in December 2016, ObGyns and NP/PAs estimated use of Twirla in 22% of their CHC patients, which was also calibrated to adjust for overstatement, resulting in an estimated peak market share of 14% of the CHC market.

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

  •
  Based solely on the Twirla product profile that reflects the safety and efficacy results from our SECURE clinical trial, approximately 15% of women surveyed in the 2016 Adelphi study indicated they would be "extremely likely" to ask their doctor for a prescription for Twirla.

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

        We face competition from a variety of non-permanent birth control products. There are non-hormonal barrier methods, such as the contraceptive sponge, diaphragm, cervical cap or shield and condoms. Then, there are hormonal methods, which is the category for our potential product candidates, such as oral contraceptives, injections, implants, hormonal IUDs and vaginal ring and transdermal contraceptive products.

        The following table is the 2016 FDA Birth Control Chart, which outlines the 18 unique forms of birth control and compares the effectiveness of each method.

U.S. FOOD & DRUG ADMINISTRATION
www.fda.gov/birthcontrol

BIRTH CONTROL GUIDE

If you do not want to get pregnant, there are many birth control options to choose from. No one product is best for everyone. Some methods are more effective than others at preventing pregnancy. Check the pregnancy rates on this chart to get an idea of how effective the product is at preventing pregnancy. The pregnancy rates tell you the number of pregnancies expected per 100 women during the first year of typical use. Typical use shows how effective the different methods are during actual use (including sometimes using a method in a way that is not correct or not consistent). The only sure way to avoid pregnancy is not to have any sexual contact. Talk to your healthcare provider about the best method for you.

Most Effective ↑ … Least Effective

FDA-Approved Methods	Number of pregnancies expected (per 100 Women)*	Use	Some Risks or Side Effects* This chart does not list all of the risks and side effects for each product.
Sterilization Surgery for Women	Less than 1	Onetime procedure. Permanent.	Pain Bleeding Infection or other complications after surgery
Sterilization Implant for Women	Less than 1	Onetime procedure. Permanent.	Pain/ cramping Pelvic or back discomfort Vaginal bleeding
Sterilization Surgery for Men	Less than 1	Onetime procedure. Permanent.	Pain Bleeding Infection
IUD Copper	Less than 1	Inserted by a healthcare provider. Lasts up to 10 years.	Cramps Heavier, longer periods Spotting between periods
IUD with Progestin	Less than 1	Inserted by a healthcare provider. Lasts up to 3-5 years, depending on the type.	Irregular bleeding No periods (amenorrhea) Abdominal/pelvic pain
Implantable Rod	Less than 1	Inserted by a healthcare provider. Lasts up to 3 years.	Menstrual Changes Weight gain Acne Mood swings or depressed mood Headache
Shot/ Injection	6	Need a shot every 3 months.	Loss of bone density Irregular bleeding/ Bleeding between periods Headaches Nervousness Abdominal discomfort Weight gain Dizziness
Oral Contraceptives "The Pill" (Combined Pill)	9	Must swallow a pill every day.	Spotting/ bleeding between periods Nausea Breast tenderness Headache
Oral Contraceptives "The Pill" (Extended/ Continuous Use Combined Pill)	9	Must swallow a pill every day.	Spotting/ bleeding between periods Nausea Breast tenderness Headache
Oral Contraceptives "The Mini Pill" (Progestin Only)	9	Must swallow a pill at the same time every day.	Spotting/ bleeding between periods Nausea Breast tenderness Headache
Patch	9	Put on a new patch each week for 3 weeks (21 total days). Don't put on a patch during the fourth week.	Spotting or bleeding between menstrual periods Nausea Breast tenderness Skin irritation Stomach pain Headache
Vaginal Contraceptive Ring	9	Put the ring into the vagina yourself. Keep the ring in your vagina for 3 weeks and then take it out for one week.	Vaginal discharge, discomfort in the vagina, and mild irritation. Headache Nausea Mood changes Breast tenderness
Diaphragm with Spermicide	12	Must use every time you have sex.	Irritation Allergic reactions Urinary tract infection
Sponge with Spermicide	12-24	Must use every time you have sex.	Irritation
Cervical Cap with Spermicide	17-23	Must use every time you have sex.	Irritation Allergic reactions Abnormal Pap test
Male Condom	18	Must use every time you have sex. Provides protection against some STDs.	Irritation Allergic reactions
Female Condom	21	Must use every time you have sex. Provides protection against some STDs.	Discomfort or pain during insertion or sex. Burning sensation, rash or itching
Spermicide Alone	28	Must use every time you have sex.	Irritation Allergic reactions Urinary tract infection

OTHER CONTRACEPTION

Emergency Contraceptives (EC):

May be used if you did not use birth control or if your regular birth control fails (such as a condom breaks). It should not be used as a regular form of birth control. Emergency contraception prevents about 55 - 85% of predicted pregnancies.

Levonorgestrel 1.5 mg (1 pill) Levonorgestrel .75 mg (2 pills)	7 out of every 8 women who would have gotten pregnant will not become pregnant after taking this EC.	Swallow the pills as soon as possible within 3 days after having unprotected sex.	Menstrual changes Headache Dizziness Breast pain Lower stomach (abdominal) pain Nausea Vomiting Tiredness
Ulipristal Acetate	6 or 7 out of every 10 women who would have gotten pregnant will not become pregnant after taking this EC.	Swallow the pills within 5 days after having unprotected sex.	Headache Abdominal pain Tiredness Nausea Menstrual pain Dizziness

*For more information on the chance of getting pregnant while using a method or on the risks of a specific product, please check the product label or Trussell, J. (2011). "Contraceptive failure in the United States." Contraception 83(5):397-404.

        Although there are over 200 CHC products, including brands and generics, available on the market today, 52.2% of the total market sales, or $2.0 billion in 2017, consisted of sales of just eight branded products. Our potential competitors include large, well-established pharmaceutical companies, and specialty pharmaceutical sales and marketing companies. The product with the highest dollar sales in the CHC market for the 12 months ending December 2017 was Nuvaring®, marketed by Merck, the only contraceptive vaginal ring available on the market, with over $822 million in sales for 2017. The Loestrin® franchise, marketed by Allergan (formerly known as Actavis), consisting of three oral contraceptives, Minastrin® 24, LoLoestrin® and Taytulla®, totaled approximately $853 million in sales in 2017. Beyaz®, Yaz®, Yasmin® and Natazia® marketed by Bayer totaled over $145 million in sales in 2017. Although not a branded product, Xulane, the generic to Ortho Evra and the only patch currently available on the market, generated $233 million in sales in 2017 for Mylan. Additionally, several generics manufacturers currently market and continue to introduce new generic contraceptives, including Sandoz, Glenmark, Lupin, Amneal and Mylan. Based on the market experience of other non-oral CHC dosage forms, including Evra and Nuvaring, we believe there is a continuing demand for an innovative transdermal contraceptive patch that can provide convenience in a low-dose transdermal format.

        There are other contraceptive products, recently approved or in development that may compete with Twirla and our other potential product candidates. Balcoltra™ from Avion Pharmaceuticals, an oral contraceptive, was approved on January 9, 2018. Other companies that have new contraceptive products in various stages of development include Bayer, with a contraceptive patch and a P-only vaginal ring, both in Phase 3 development. Allergan has a P-only ring for which they received a CRL from the FDA, and an additional vaginal ring. This ring has been submitted for FDA review and is a 12-month vaginal ring that was developed by the Population Council for use in the developing world. In the past few years, some of the large pharmaceutical companies such as Johnson & Johnson, Pfizer, and Teva have dissolved their women's health specialty marketing and sales teams, and Bayer has shifted their focus away from their CHC products to their IUD franchise.

        We are aware of only one other CHC transdermal patch in development. This patch is being developed by Bayer, and contains the active ingredients EE and gestodene, a third-generation progestin. Bayer has stated that their gestodene patch is small, round, and transparent, and delivers a daily EE dose comparable to a 20 microgram EE oral contraceptive. Phase 3 studies of the Bayer gestodene patch began in 2004, and they completed a Phase 3 efficacy trial in the United States in December 2010. Bayer also completed Phase 3 efficacy trials in the European Union, or E.U., and Latin America in September 2011, submitted a marketing application to the E.U. in September 2012, and received approval to market the gestodene patch in the E.U. in February 2014. At the time of the E.U. submission, Bayer reported that they were in talks with the FDA regarding a U.S. submission, but there has been no further public information regarding a U.S. submission or approval, and the most recent Bayer pipeline information does not list the gestodene patch.

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

Manufacturing

        We do not own any manufacturing facilities. We currently rely, and expect to continue to rely, on a third party for the manufacture of our product candidates for clinical trials, as well as for commercial manufacture if any of our potential product candidates receive marketing approval. In 2006, we entered into an exclusive agreement with Corium to develop Twirla using our Skinfusion technology, and also for AG890, which is a P-only contraceptive patch in Phase 1/2 of clinical development. Our Corium agreement is an exclusive arrangement until Corium has commercially produced a significant, agreed-upon quantity of patches, currently projected to occur no earlier than five years following commercial launch of Twirla. Pursuant to the terms of our agreement, Corium is required to use commercially reasonable efforts to maintain sufficient manufacturing capabilities to supply the quantities of Twirla required for its initial commercial launch and commercial sales thereafter. Corium needs to complete the validation of the commercial manufacturing process for Twirla, if approved, and potentially further expand its manufacturing capabilities, in order to be capable of supplying projected commercial quantities of Twirla, if approved.

        As discussed in more detail above, the 2017 CRL identified deficiencies relating to quality control adhesion test methods which are part of the manufacturing process for Twirla. The 2017 CRL also noted that observations identified during a pre-approval inspection, or PAI, of Corium's facility for the Twirla NDA must be resolved. On November 20, 2017 and December 1, 2017, Corium provided the FDA with responses to each of the observations made during the FDA's facility inspection, which included a PAI for Twirla. We believe that the Corium submissions along with our December 1, 2017 NDA amendment will provide a basis for addressing the 2017 CRL. Along with Corium, we are continuing to enhance our quality control test methods that were submitted in December 2017 in a way that we believe will address the issues identified by the FDA in both the 2017 CRL and the Corium facility inspection and that will allow us to continue to use our current commercial manufacturing process for Twirla. We expect the validation and expansion of the commercial-scale manufacturing process to be completed in coordination with our other planned commercialization activities. Corium is responsible for all aspects of Twirla manufacturing.

Strategic Agreements

Agreement with Corium

        Pursuant to our manufacturing agreement, Corium's exclusive right to manufacture Twirla and AG890 extends until Corium has commercially produced a significant, agreed-upon quantity of patches, currently projected to occur no earlier than five years following commercial launch of Twirla, at which point the agreement will expire. Under the terms of our agreement, we will pay Corium a defined price per finished patch, whether used for samples or commercial sale. We will owe no royalties to Corium in connection with the production of finished patches. The contract may be terminated by either party for the other party's uncured material breach. Following the end of the exclusivity period, if we were to seek a second source of supply, we would be required to obtain FDA approval through an NDA supplement for an additional manufacturing sites. The process of acquiring a second source of supply and obtaining FDA approval generally takes two years or more and would require us to make substantial investments in new facilities and equipment.

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

        In order to accommodate our anticipated commercial launch of Twirla, if approved, Corium has completed a substantial build-out of its facilities in Grand Rapids, Michigan, and it has installed over $10.0 million of equipment we purchased. This additional equipment and these facilities may require FDA pre-notification, pre-approval or inspection before being used to manufacture commercial product.

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

        On January 20, 2017, the administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, among others. Congress also could consider subsequent legislation to repeal and replace elements of the ACA that are repealed. Additionally, in October 2017, the Department of Health and Human Services, jointly with the Department of Labor and the Treasury, issued two interim rules outlining exemption processes for employers not wanting to offer contraceptive coverage based on their religious beliefs or sincerely held moral convictions. While there is an injunction against the administration prohibiting it from implementing these rules, the ultimate outcome of that litigation cannot be predicted. Therefore, it is difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business. We will continue to monitor the healthcare reform efforts and agency implementation.

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

  •
  Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with FDA requirements for product manufacturing and to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity, as well as the potential for completion of an FDA inspection of selected clinical sites to determine cGCP compliance; and

  •
  FDA review and approval of the NDA.

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

        Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or subjects with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In Phase 2, the drug typically is administered through controlled studies to a limited subject population with the target disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the drug for specific targeted diseases and to determine dosage tolerance and optimal dosage. In Phase 3, the drug is administered to an expanded subject population, generally at geographically dispersed clinical trial sites, in two adequate and well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product candidate for approval, to establish the overall risk-benefit profile of the product candidate and to provide adequate information for the labeling of the product candidate. In the case of a 505(b)(2) NDA, which is a marketing application in which sponsors may rely on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, some of the above-described studies and preclinical studies may not be required or may be abbreviated. Bridging studies may be needed, however, to demonstrate the applicability of the studies that were previously conducted by other sponsors to the drug that is the subject of the marketing application. In addition to the above traditional kinds of data required for the approval of an NDA, the 21st Century Cures Act, provides for FDA acceptance of new kinds of data such as such as patient experience data, real world evidence for already approved products, and, for appropriate indications sought through supplemental marketing applications, data summaries.

        The manufacture of investigational drugs for the conduct of human clinical trials is subject to FDA product manufacturing requirements. Investigational drugs and active pharmaceutical ingredients imported into the United States are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDCA.

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

U.S. Marketing Approval

        Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. These user fees must be filed at the time of the first submission of the application, even if the application is being submitted on a rolling basis. A user fee for the Twirla contraceptive patch was submitted with the original NDA. Application resubmissions by the same applicant do not require a new application fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review of an application. FDA also aims to review Class 1 resubmissions within two months of receipt or Class 2 resubmissions within six months of receipt. Class 1 resubmissions are resubmissions of an NDA following a complete response letter, which include minor updates or data reanalysis. Class 2 resubmissions include more complex or extensive updates to the NDA. These time periods may be extended by the FDA should an applicant submit new information to the agency during the course of FDA's review of the marketing application. The time period is also only a goal and may not be met by the FDA. We expect that our products, if and when approved, will be subject to a standard review goal.

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

        Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with FDA's requirements for product manufacturing requirements and adequate to assure consistent production of the product within required specifications by the manufacturer and all of its subcontractors and contract manufacturers. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with cGCP. Also, as part of its regulatory review, the FDA verifies the data contained in the NDA.

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

        After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a CRL. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing, or other information in order for the FDA to reconsider the application. As discussed in more detail above, in February 2013 we received the 2013 CRL, conducted the additional required clinical trial and other analyses, and resubmitted the NDA for Twirla to the FDA with this updated information in June 2017. The Twirla resubmission received a PDUFA goal date of December 26, 2017. On December 21, 2017, the FDA issued the 2017 CRL, indicating that our resubmitted NDA could not be approved in its present form. Under the FDA's regulations, we are entitled to request a Type A meeting with the FDA within 90 days of receiving a CRL, and the FDA has a goal to grant us a meeting date within 30 days of the meeting request. We have submitted a request for a Type A meeting to the FDA to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla. We plan to provide an update on the outcome of the Type A meeting after we receive the official meeting minutes from the FDA and we will then be better able to determine when we will resubmit our Twirla NDA.

        Even if we have a clear path forward with Twirla and we resubmit with the required additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA's satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

        Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired.

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

        The Hatch-Waxman Act also provides three years of marketing exclusivity to the holder of an NDA (including a 505(b)(2) NDA) for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. This three-year exclusivity period protects against FDA making an ANDA and 505(b)(2) NDA approval effective for the condition of the new drug's approval. As a general matter, the three-year exclusivity does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

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

        The FDA is also providing additional incentives and taking additional steps to increase generic competition. For example, under the Food and Drug Reauthorization Act of 2017, products designated as competitive generics receive a 180-day period of exclusivity if they have not otherwise received a period of exclusivity, increased development guidance, and increased review attention. These are generic drugs for which there is not more than one approved drug in the Orange Book that is the reference listed drug or a generic drug with the same reference listed drug as the competitive generic product. The FDA is also providing priority review for certain generic drug applications.

Combination Drug/Device Regulation

        Our product candidates may be considered to be drug-device combination products by the FDA. While our product candidates, as a whole, are subject to the NDA approval process, drug-device combination products require compliance with additional FDA regulations. For instance, drug-device combination products must comply with the drug cGMPs, as well as some of the device Quality System Regulations, or QSRs. These dual requirements will require additional effort and monetary expenditure to ensure that our product candidates comply with all applicable regulatory requirements.

U.S. Post-Approval Requirements

        Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to manufacturing recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, reporting of adverse experiences with the product and drug shortages, and compliance with any post-approval requirements imposed as a condition of approval, such as Phase 4 clinical trials, REMS and surveillance to assess safety and efficacy after commercialization. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There are also continuing, annual prescription drug program user fee requirements for any approved products. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, list drugs manufactured at their facilities with the FDA, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with FDA and state requirements for product manufacturing and other requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented, or FDA notification. FDA regulations also require investigation and correction of any deviations from FDA requirements for product manufacturing and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain FDA requirements for product manufacturing compliance.

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

        Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, will be required to label drug product with a product identifier and are required to keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers is also required to be done electronically. Manufacturers must also verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this legislation, manufactures have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

        There are also an increasing number of analogous state laws that regulate price increases, require manufacturers to file reports with states on pricing and marketing information, and to track and report gifts, compensation, other remuneration and items of value provided to healthcare professionals and healthcare entities. Many of these laws contain ambiguities as to what is required in order to comply with such laws. For example, several states have enacted legislation requiring pharmaceutical companies to, among other things, establish and implement commercial compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, or register their sales representatives. Certain state laws also regulate manufacturers' use of prescriber-identifiable data. These laws may affect our future sales, marketing and other promotional activities by imposing administrative and compliance burdens. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions once we commercialize could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Coverage and Reimbursement Generally

        The commercial success of Twirla and our other potential product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors provide coverage for and establish adequate coverage of and reimbursement levels for our product candidates. Government authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of our product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance organizations, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers and other third-party payors.

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

        On January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices among others. Additionally, in October 2017, the Department of Health and Human Services, jointly with the Department of Labor and the Treasury, issued two interim rules outlining exemption processes for employers not wanting to offer contraceptive coverage based on their religious beliefs or sincerely held moral convictions. While there is an injunction against the administration prohibiting it from implementing these rules, the ultimate outcome of that litigation cannot be predicted. Congress also could consider subsequent legislation to repeal and replace elements of the ACA that are repealed. Therefore, it is difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business.

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

Research and Development

        Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $14.4 million, $20.9 million, and $25.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. In 2018, we expect our research and development expenses to remain relatively consistent with 2017 expenses. Research and development expenses in 2018 will consist primarily of those costs associated with the continued development and refinement of our commercial manufacturing process, preparation and resubmission of the NDA for Twirla, and responding to information requests expected to be received from the FDA as part of their review of our NDA resubmission. We have significantly scaled back equipment qualification and validation of our commercial manufacturing process and resumption and completion of these activities will require additional capital.

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

        We plan to continue to expand our intellectual property estate by filing patent applications directed to novel and nonobvious transdermal contraceptive products. The active pharmaceutical ingredients, or API, in our potential product candidates are generic and therefore our patents do not include claims directed solely to the API. We anticipate seeking additional patent protection in the United States and internationally for additional transdermal delivery systems and their methods of use.

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

        More specifically, Twirla is a transdermal contraceptive hormone delivery system. The system is a patch for application to the skin and contains two API, the hormones levonorgestrel, or LNG, which is a synthetic progestin, and ethinyl estradiol, a synthetic estrogen. The API are formulated with a combination of skin penetration enhancers, which promote penetration through the dermis and into the bloodstream, such that effective blood levels of the active agents are achieved to suppress ovulation and thereby prevent pregnancy. One of our other potential product candidates, AG890, is similar to Twirla, except that it contains only a single API, LNG.

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

        Eight U.S. patents, issuing from two patent families, have been or are being submitted to the FDA for listing in the Orange Book upon approval of Twirla. These patents include claims directed to transdermal delivery systems having an active adhesive matrix and claims directed to methods of controlling fertility by applying such transdermal delivery systems, and in all cases including a skin permeation enhancer. One of our eight issued U.S. patents will expire November 22, 2020. Four will expire March 14, 2021. Two will expire July 10, 2028. The eighth will expire August 26, 2028.

        U.S. Patent No. 7,045,145 is directed to the adhesive matrix of the transdermal delivery system used in Twirla and expires in March 2021; product-by-process claims cover patches manufactured by drying wet formulations of the active adhesive matrix. U.S. Patent No. 7,384,650, U.S. Patent No. 8,221,784, and U.S. Patent No. 8,221,785 are all directed to the dry final product formulation of the transdermal delivery system used in Twirla and expire in March 2021. U.S. Patent No. 8,221,784 covers both Twirla and AG890. Foreign counterparts to these patents have been granted in Australia, Brazil, Canada, China, Europe, France, Germany, Great Britain, Ireland, Italy, India, Israel, Japan, Korea, Mexico, Netherlands, New Zealand, Norway, Spain, Switzerland, and South Africa. U.S. Patent No. 8,883,196 is directed to a method of controlling fertility by applying Twirla or AG890 once each week for three weeks followed by a one-week rest interval, or in an extended regimen without a rest interval for a selected number of weeks and expires November 22, 2020.

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

        U.S. Patent Nos. 9,198,876, 9,192,614, 9,198,919 and 9,198,920 and related patents and patent applications are directed to various novel dosing regimens, each of which employs transdermal delivery of contraceptive doses of ethinyl estradiol and levonorgestrel during a "treatment interval" and transdermal delivery of low dose ethinyl estradiol and low dose levonorgestrel during a "withdrawal interval". We expect these patents will be relevant to two of the products in our pipeline, AG200-SP and AG200-ER, as well as other new potential regimens.

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

Employees

        As of December 31, 2017, we had 21 full time employees, including nine in research and development and twelve in general and administrative roles. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

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

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700 million as of the prior March 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Risks Related to our Overall Business

We are significantly dependent on the success of our product candidate, Twirla, which depends on regulatory approval. The FDA may determine our clinical trials or other data and information regarding safety, efficacy, consistency of manufacture or compliance with FDA manufacturing regulations are insufficient for regulatory approval. Failure to obtain regulatory approval or the delay and additional costs that would be required to obtain regulatory approval could require us to reduce or, even discontinue, operations.

        None of our product candidates has been approved for sale by any regulatory agency. Any product candidate we develop is subject to extensive regulation by federal, state and local governmental authorities in the U.S., including the FDA. Our success is primarily dependent on our ability to obtain regulatory approval for our most advanced product candidate, Twirla. The approval process in the U.S. is uncertain, can take many years and require the expenditure of substantial resources, and we are unable to predict the timing of when regulatory approval may be received, if ever, in any jurisdiction. We are not currently pursuing any regulatory approvals for Twirla or any other potential product candidate outside the United States.

        We filed a Section 505(b)(2) NDA, for approval of Twirla by the FDA, which is required before marketing a new drug in the United States. Our 505(b)(2) NDA relied in part on clinical trials that we conducted and in part on the FDA's findings of safety and efficacy from investigations for approved products containing the active ingredients and published scientific literature for which we have not obtained a right of reference. In connection with the original submission of our NDA in April 2012, the FDA indicated in a Complete Response Letter, or the 2013 CRL, which we received in February 2013, that our NDA was not sufficient for approval as originally submitted. After multiple communications with the FDA, we received significant guidance as to what additional clinical development and other activities needed to be completed prior to approval. In accordance with the FDA's advice and comments, we conducted an additional Phase 3 clinical trial, the SECURE clinical trial, which was initiated in 2014 and completed in December 2016. We announced the top-line results for the SECURE clinical trial in January 2017. Based on the guidance that we received from the FDA in connection with our discussions on clinical trial design, we believed that the results from the SECURE clinical trial would address all of the clinical issues raised in the CRL. In June 2017, we resubmitted our Twirla NDA, which was accepted for review and assigned a PDUFA goal date of December 26, 2017.

        On December 21, 2017, the FDA issued a second CRL, or the 2017 CRL, indicating that our resubmitted NDA could not be approved in its present form. The 2017 CRL identifies deficiencies relating to quality control adhesion test methods and specifications which are part of the manufacturing process for Twirla. The 2017 CRL also noted that objectionable conditions identified during a pre-approval inspection, or PAI, of a facility of our third-party manufacturer, Corium International Inc., or Corium, for the Twirla NDA must be resolved. Lastly, the 2017 CRL questions the in vivo adhesion properties of Twirla and their potential relationship to the SECURE clinical trial results, stating that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time. The FDA stated that it is unclear whether the trial results, including the higher than expected Pearl Index for a combined hormonal contraceptive, the discontinuation rate, and rates of unscheduled bleeding were a result of the adhesion properties of the product or other factors. The FDA also suggested, if it is determined that the product adhesion concerns are due to the design or formulation of the drug product, that we may need to design a new transdermal system and conduct another clinical trial with the new transdermal system in a U.S. population. The FDA also identified additional pregnancies in women who had delays in applying patches, which they argued should be added to the Pearl Index calculation.

        The 2017 CRL contains recommendations for developing manufacturing in-process tests for ensuring the quality and in vivo adhesion of the commercial scale product as well as the finished drug specifications and release test method for adhesion. The 2017 CRL also recommends that we assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there was any relationship between the adhesion properties and study efficacy, bleeding and discontinuation results. Finally, the 2017 CRL recommends that we address the implications of delays in patch application for real-world use. The 2017 CRL does not identify any issues relating to the safety of Twirla.

        Prior to receiving the 2017 CRL, we submitted an amendment to our NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality control adhesion test methods cited in the 2017 CRL. In the 2017 CRL, the FDA acknowledged receipt of the amendment and stated that the amendment was not reviewed prior to the FDA's action. In addition, on November 20, 2017 and December 1, 2017, Corium provided the FDA with responses addressing each of the observations made during the FDA's facility inspection, which included a PAI for Twirla. Under the FDA's regulations, we are entitled to request a Type A meeting with the FDA within 90 days of receiving a CRL, and the FDA has a goal to grant us a meeting date within 30 days of the meeting request. We have submitted a request for a Type A meeting to the FDA to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla. We plan to provide an update on the outcome of the Type A meeting after we receive the official meeting minutes from the FDA and we will then be better able to determine when we will resubmit our Twirla NDA.

        We intend to respond to the 2017 CRL, but there can be no assurance that we will address the outstanding FDA questions in a manner sufficient for approval in the U.S. Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA. We disagree with the FDA's conclusions regarding the in vivo adhesion properties of Twirla, and we intend to discuss these with the FDA at the upcoming meeting. We will also address the FDA's questions regarding implications of delays in patch application for real-world use. However, if we are not able to convince the FDA, then these observations could cast doubt on the feasibility of Twirla for real-world use, which could adversely impact our NDA, and ultimately, approval of Twirla. Even if the FDA agrees with our position regarding the relationship between the in vivo adhesion properties of Twirla and the efficacy and safety results from our SECURE clinical trial, the FDA may still determine that the need for a convenient, contraceptive patch and the demonstrated efficacy of Twirla, including the pearl index from our SECURE clinical trial, do not outweigh the potential risks associated with the product, and therefore are not sufficient to support the approval of Twirla.

        Moreover, before granting product approval and before we can use them in the commercial manufacture of our products, the FDA must determine that Corium's manufacturing facilities meets certain FDA requirements for product manufacturing. We cannot assure you that Corium will be able to address the objectionable conditions found during the FDA's facility inspection. If Corium is not able to address the objectionable conditions to the FDA's satisfaction and we cannot find an alternative supplier, the FDA will not approve our future Twirla NDA resubmission. Failure to comply with the statutory and regulatory requirements further subjects the manufacturer and product sponsor to possible legal or regulatory action, such as delay of approval, suspension of manufacturing, seizure of product or voluntary recall of a product, among other regulatory actions.

        Failure to receive approval or significant additional delay in obtaining an FDA decision on whether to approve our resubmitted NDA for Twirla would have a material adverse effect on our business and results of operations, including possible termination of Twirla development and restructuring of our organization, which could include reducing, or even terminating, our operations. In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, which reduced our cash outlay; however, we continue to maintain expenditures relating to completing the development and seeking regulatory approval of Twirla. We will require additional funding to complete the commercial validation of the manufacturing process and commercial launch for Twirla. We may not be able to obtain sufficient additional funding or generate sufficient revenue and cash flows to continue our operations at planned levels and be forced to reduce, or even terminate, our operations. Even if Twirla is approved, the labeling approved by the FDA may restrict how and to whom we and our potential partners, if any, may market the product or the manner in which our product may be administered and sold, which could significantly limit the commercial opportunity for Twirla. See, Risks Related to Regulatory Approval and Clinical Trials for Our Product Candidates, Risks Related to Our Financial Position and Need for Capital, and Risks Relating to the Commercialization of Our Product Candidates," for additional information.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

        Our financial statements as of December 31, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. As of December 31, 2017, we had cash and cash equivalents of $35.9 million. We believe that our cash and cash equivalents should be sufficient to fund our operating expenses through the end of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Pursuant to the receipt of the 2017 CRL and the delay in the approval timeline for Twirla and as a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.

Risks Related to the Regulatory Approval and Clinical Trials for Our Product Candidates

We have not obtained regulatory approval for any of our product candidates in the United States or any other country.

        We currently do not have any product candidates that have gained regulatory approval for sale in the United States or any other country, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for and successfully commercialize product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval to market each product candidate from the U.S. Food and Drug Administration, or FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. We are not currently pursuing any regulatory approvals for Twirla or any other potential product candidate outside the United States.

        Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In the United States, it is necessary to submit a new drug application, or NDA, to obtain FDA approval. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate's safety and efficacy for each desired indication, although we may partially rely on published scientific literature or the FDA's prior approval of similar products. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA may further inspect our manufacturing facilities to ensure that the facilities can manufacture our product candidates and our products, if and when approved, in compliance with the applicable regulatory requirements, as well as inspect our clinical trial sites to ensure that our studies are properly conducted. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. Upon submission, or resubmission, of an NDA, the FDA must make an initial determination that the application is sufficiently complete to accept the submission for filing. We cannot be certain that any submissions we might make will be accepted for filing and review by the FDA, or ultimately be approved. If the application is not approved, the FDA may require that we conduct additional clinical or preclinical trials, address issues with our manufacturing process or facilities, or take other actions before it will reconsider our application, which we experienced in the previous submissions of our NDA for Twirla in both 2012 and 2017. If the FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider any additional information to be complete or sufficient to support approval.

        For instance, we filed an NDA, with the FDA for Twirla in April 2012, which included results from two previously conducted Phase 3 clinical trials for Twirla. In response, the FDA issued the 2013 CRL, which identified certain issues, including a request for additional clinical data, quality information and chemistry, manufacturing and controls information, which needed to be addressed before approval could be granted. We continued to interact with the FDA on its CMC and other questions and continued additional supportive testing in order to respond to the FDA's CMC questions. In addition, we gathered the requested information and conducted an additional Phase 3 clinical trial for Twirla, which we refer to as the SECURE clinical trial. The SECURE clinical trial commenced enrollment during the third quarter of 2014 and was completed in December 2016. In January 2017, we announced top-line results. Based on the results of the SECURE clinical trial and additional information relating to the manufacture of Twirla, we resubmitted our NDA which was received by the FDA on June 26, 2017, acknowledged as a complete response ready for FDA review on July 27, 2017, and assigned a target goal date under the Prescription Drug User Fee Act, or PDUFA, for completion of the FDA's review, or Target PDUFA Goal Date, of December 26, 2017.

        Our NDA resubmission in 2017 was intended to be a complete response to the 2013 CRL. Although we met with the FDA in October 2013 to discuss an additional Phase 3 clinical trial as requested in the 2013 CRL and received substantial written comments from the FDA in subsequent interactions, we did not seek and have not obtained agreement with the FDA on a special protocol assessment regarding the completed SECURE clinical trial. In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constituted a basis for addressing the clinical deficiencies cited in the 2013 CRL. We also requested feedback on whether the proposed Twirla NDA content would meet the FDA's requirements for submission. In April 2017, we received final meeting minutes from our March 2017 meeting with the FDA. The FDA indicated that based on the preliminary information provided by us, the SECURE clinical trial results appear acceptable for resubmission and provided feedback on our proposed approach to the FDA's other questions in the 2013 CRL The FDA further provided responses to us regarding the presentation of efficacy, safety and clinical pharmacology analyses in the NDA and requested that subgroup analysis of efficacy by body weight be provided. The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA would be sufficient to obtain regulatory approval of Twirla. Our resubmitted NDA included efficacy and safety data from the SECURE clinical trial, the requested manufacturing information, and a summary response to the 2013 CRL and was intended to address the questions raised in the 2013 CRL.

        On December 21, 2017, the FDA issued the 2017 CRL, indicating that our resubmitted NDA could not be approved in its present form. The 2017 CRL identifies deficiencies relating to quality control adhesion test methods and specifications which are part of the manufacturing process for Twirla. The 2017 CRL also noted that objectionable conditions identified during a PAI of the Company's third-party manufacturer, Corium, for the Twirla NDA must be resolved. Lastly, the 2017 CRL questions the in vivo adhesion properties of Twirla and their potential relationship to the SECURE clinical trial results, concluding that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time. The 2017 CRL contains recommendations for developing manufacturing in-process tests for ensuring the quality and in vivo adhesion of the commercial scale product as well as the finished drug specifications and release test method for adhesion. The 2017 CRL also recommends that the Company assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on the product. Finally, the 2017 CRL recommends that the Company address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates. The 2017 CRL does not identify any specific issues relating to the safety of Twirla. Prior to receiving the 2017 CRL, we submitted an amendment to our NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality control adhesion test methods cited in the 2017 CRL. In the 2017 CRL, the FDA acknowledged receipt of the amendment and stated that the amendment was not reviewed prior to the FDA's action. In addition, on November 20, 2017 and December 1, 2017, Corium provided the FDA with responses addressing each of the observations made during the FDA's facility inspection, which included a PAI for Twirla. Under the FDA's regulations, we are entitled to request a Type A meeting with the FDA within 90 days of receiving a CRL, and the FDA has a goal to grant us a meeting date within 30 days of the meeting request. We have submitted a request for a Type A meeting to the FDA to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla. We plan to provide an update on the outcome of the Type A meeting after we receive the official meeting minutes from the FDA and we will then be better able to determine when we will resubmit our Twirla NDA.

        We intend to respond to the 2017 CRL, but there can be no assurance that we will address the outstanding FDA questions in a manner sufficient for approval in the U.S. Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA.

        Moreover, before granting product approval and before we can use them in the commercial manufacture of our products, the FDA must determine that Corium's manufacturing facilities meets certain FDA requirements for product manufacturing. We cannot assure you that Corium will be able to address the objectionable conditions found during the FDA's facility inspection. If Corium is not able to address the objectionable conditions to the FDA's satisfaction and we cannot find an alternative supplier, the FDA will not approve our future Twirla NDA resubmission. Failure to comply with the statutory and regulatory requirements subjects the manufacturer and product sponsor to possible legal or regulatory action, such as delay of approval, suspension of manufacturing, seizure of product or voluntary recall of a product, among other regulatory actions.

        In connection with our planned resubmission of the Twirla NDA in response to the 2017 CRL, we cannot predict whether regulators will agree that Corium has adequately remedied the objectionable inspection conditions or that we will be able to find an alternative supplier, or whether regulators will agree with our responses to the cited 2017 CRL deficiencies or our conclusions regarding the results of the SECURE clinical trial or any clinical trials we have conducted to date, including whether our data are reliable and generalizable, demonstrate adequate in vivo adhesion properties and/or demonstrate adequate safety and efficacy sufficient for approval. For example, based on the SECURE clinical trial top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88. If we were to exclude the top-line data on the obese subpopulation, our Pearl Index for non-obese patients was 3.94 with an upper-bound of the 95% confidence interval of 5.35. The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03. In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related deep vein thromboses, or DVTs, or pulmonary embolisms, or PEs, 4 of whom were obese (BMI ≥ 30 kg/m2). Although ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index, the FDA could conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population. Accordingly, the FDA may not approve our Twirla NDA. Alternatively, the FDA may determine that for a specific subgroup of patients, Twirla has lower efficacy and presents a higher risk, necessitating labeling restrictions. For instance, the FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories. We also may not obtain approval of Twirla based on these data or any other basis, or if approved, may only receive approval with significant labeling restrictions.

        In addition, while Corium has provided the FDA with responses to each of the observations made during the FDA's facility inspection, we expect that the FDA will re-inspect its facilities during its review of our planned resubmission before approval can be granted. The FDA has the authority to re-inspect SECURE clinical trial sites as part of a review of an NDA as well. The FDA may also determine that our responses to the deficiencies in the 2017 CRL and Corium's responses to the manufacturing facility inspection objectionable conditions are not sufficient or require product development and additional analyses and/or studies and deny approval of the Twirla NDA on this basis as well. The FDA may also find additional objectionable conditions upon re-inspection of the Corium facility. If the FDA does not approve the Corium facility for the manufacture of Twirla, or if Corium is not able to address the objectionable conditions found by the FDA, we may need to find an alternative supplier, which will take time and monetary expenditures, and which we may not be able to do on favorable terms to us or at all.

        Regulatory authorities outside of the United States, such as in Europe and Japan and in emerging markets, also have requirements for approval of drugs for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. However, the failure to obtain regulatory approval in one jurisdiction could have a negative impact on our ability to obtain approval in a different jurisdiction. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could require additional non-clinical studies or clinical trials, which could be costly and time consuming. Foreign regulatory approval may include all of the risks associated with obtaining FDA approval. For all of these reasons, if we seek foreign regulatory approval for Twirla or any of our other product candidates, we may not obtain such approvals on a timely basis, if at all.

        The process to develop, obtain regulatory approval for and commercialize product candidates is long, complex and costly both inside and outside of the United States, and approval is never guaranteed. Even if our product candidates were to successfully obtain approval from regulatory authorities, any such approval might significantly limit the approved indications for use, including more limited patient populations, require that precautions, contraindications or warnings be included on the product labeling, including black box warnings, require expensive and time-consuming post-approval clinical studies, risk evaluation and mitigation strategies, or REMS, or surveillance as conditions of approval, or, through the product label, the approval may limit the claims that we may make, which may impede the successful commercialization of our product candidates. For example, we believe that Twirla, if approved, will have labeling consistent with all other marketed hormonal contraceptive products, which include class labeling that warns of risks of certain serious conditions, including venous and arterial blood clots, heart attacks, thromboembolism, and stroke, as well as liver tumors, gallbladder disease, and hypertension, and a boxed warning regarding risks of smoking and CHC use, particularly in women over 35 years old who smoke. However, regulatory authorities may require the inclusion of additional statements about adverse events in the labeling, including additional black box warnings or contraindications. Following any approval for commercial sale of our product candidates, certain changes to the product, such as changes in manufacturing processes and additional labeling claims, as well as new safety information, will be subject to additional FDA notification, or review and approval. Also, regulatory approval for any of our product candidates may be withdrawn. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, our ability to market to our full target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed. Furthermore, we may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

Regulatory approval may be substantially delayed or may not be obtained for one or all of our product candidates if regulatory authorities require additional time or studies to assess the safety and efficacy of our product candidates.

        We may be unable to initiate or complete development of our product candidates on schedule, if at all. The timing for the completion of the studies for our potential product candidates other than Twirla will require funding beyond our existing cash and cash equivalents. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of Twirla, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our product candidates. Additional delays may result if the FDA, an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. Studies required to demonstrate the safety and efficacy of our product candidates are time consuming, expensive and together take several years or more to complete. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate's clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Delays in regulatory approvals or rejections of applications for regulatory approval in the United States, Europe, Japan or other markets may result from many factors, including:

  •
  Our inability to obtain sufficient funds required to complete clinical development, manufacturing development or regulatory review processes;

  •
  Regulatory requests for additional analyses, reports, data, non-clinical and preclinical studies and clinical trials;

  •
  Regulatory requests for additional product design work and testing;

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

  •
  Our inability to timely obtain from our third-party manufacturer sufficient quantities or quality of the product candidate or other materials required for a clinical trial;

  •
  Our inability to adequately address the cited deficiencies in the 2017 CRL;

  •
  Corium's inability to adequately resolve the objectionable conditions observed by the FDA when inspecting the facility or our inability to find an alternative supplier;

  •
  We may be unable to obtain approval for the manufacturing processes or Corium's facilities with whom we contract for clinical and commercial supplies;

  •
  We may be unable to obtain agreement from the FDA on product labeling;

  •
  We may have insufficient funds to pay the significant user fees required by the FDA upon the filing of any future NDAs; and

  •
  We may have difficulty in maintaining contact with subjects, resulting in incomplete data.

        For example, we filed an NDA, with the FDA for Twirla in April 2012, which included results from two previously conducted Phase 3 clinical trials for Twirla. The FDA issued a CRL in February 2013, or the 2013 CRL, which identified certain issues, including a request for additional clinical data, quality information and chemistry, manufacturing and controls information, which needed to be addressed before approval could be granted. We continued to interact with the FDA on its chemistry manufacturing and control, or CMC, and other questions and continued additional supportive testing in order to respond to the FDA's CMC questions. In addition, we gathered the requested information and conducted an additional Phase 3 clinical trial for Twirla, which we refer to as the SECURE clinical trial.

        In December 2016, we completed the SECURE clinical trial and announced top-line data in early January 2017. In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constitute a basis for addressing the clinical deficiencies cited in the 2013 CRL. We also requested feedback on whether the proposed Twirla NDA content would meet the FDA's requirements for submission. In April 2017, we received final meeting minutes from our March meeting with the FDA. The FDA indicated that based on the preliminary information provided by us, the SECURE clinical trial results appear acceptable for resubmission and provided feedback on our proposed approach to certain of the FDA's other questions in the 2013 CRL. The FDA further provided responses to us regarding the presentation of efficacy, safety and clinical pharmacology analyses in the NDA and requested that subgroup analysis of efficacy by body weight be provided. The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA will be sufficient to obtain regulatory approval of Twirla. Our resubmitted NDA was received by the FDA on June 26, 2017 and acknowledged as a complete response ready for FDA review on July 26, 2017, with a Target PDUFA Goal Date of December 26, 2017. The resubmitted NDA included efficacy and safety data from the SECURE clinical trial, the requested manufacturing information, and a summary response to the 2013 CRL and was intended to address the questions raised in the 2013 CRL.

        On December 21, 2017, the FDA issued the 2017 CRL, indicating that our resubmitted NDA could not be approved in its present form. The 2017 CRL identifies deficiencies relating to quality control adhesion test methods and specifications which are part of the manufacturing process for Twirla. The 2017 CRL also noted that objectionable conditions identified during an inspection of a facility of Corium, for the Twirla NDA must be resolved. Lastly, the 2017 CRL questions the in vivo adhesion properties of Twirla and their potential relationship to the SECURE clinical trial results, concluding that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time. The 2017 CRL contains recommendations for developing manufacturing in-process tests for ensuring the quality and in vivo adhesion of the commercial scale product as well as the finished drug specifications and release test method for adhesion. The 2017 CRL also recommends that the Company assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on the product. Finally, the 2017 CRL recommends that the Company address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates. The 2017 CRL does not identify any specific issues relating to the safety of Twirla. Prior to receiving the 2017 CRL, we submitted an amendment to our NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality control adhesion test methods cited in the 2017 CRL. In the 2017 CRL, the FDA acknowledged receipt of the amendment and stated that the amendment was not reviewed prior to the FDA's action. In addition, on November 20, 2017 and December 1, 2017, Corium provided the FDA with responses to each of the observations made during the FDA's facility inspection. Under the FDA's regulations, we are entitled to request a Type A meeting with the FDA within 90 days of receiving a CRL, and the FDA has a goal to grant us a meeting date within 30 days of the meeting request. We have submitted a request for a Type A meeting to the FDA to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla. We plan to provide an update on the outcome of the Type A meeting after we receive the official meeting minutes from the FDA and we will then be better able to determine when we will resubmit our Twirla NDA.

        Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA.

        The FDA's review of our planned NDA resubmission is subject to all the risks described above in addition to, among other things, the FDA's assessment of our specific response to the 2017 CRL and the efficacy and safety of Twirla as demonstrated in the final SECURE clinical trial results. The FDA may not agree that our CRL response addresses the agency's concerns or may find that Corium has not adequately addressed the objectionable conditions observed by the FDA during its inspection of the manufacturing facility. If Corium is not able to adequately address the objectionable conditions observed by the FDA, we may need to find an alternative supplier, which would take time and monetary expenditures, and for which there is no guarantee that we will be able to find an acceptable alternative or form a relationship on favorable terms. The FDA may also find that our clinical trial results, including the SECURE clinical trial, do not demonstrate the safety or efficacy of Twirla. The lengthy and unpredictable approval process, as well as the unpredictability of future clinical trial results, may result in our failure to obtain regulatory approval to market Twirla or any of our other potential product candidates, which would significantly harm our business, results of operations and prospects, and we may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

The publicly reported results of the SECURE clinical trial are based on top-line data and may ultimately differ from actual results submitted to the FDA.

        In January 2017, we publicly reported top-line results of the SECURE clinical trial. Generally, top-line results are based on preliminary analyses of efficacy and safety data, and therefore the reported results, findings and conclusions related to the SECURE clinical trial were subject to change following the full analysis. Since the initial reporting of the top-line data, all analyses in the statistical analysis plan have been completed and submitted to the FDA. Additional public disclosures of clinical trial data have also been provided in the form of posters and an oral presentation although such public disclosures did not contain the complete, final clinical trial results. The clinical trial data that were submitted to the FDA in our NDA for Twirla on June 26, 2017, contained the final, complete clinical trial results, and contain minor differences from the results that were reported in January 2017 and subsequent posters and oral presentation. While, as expected, minor updates in the study results have occurred since the original top-line data were reported, we believe the overall conclusions regarding the efficacy and safety results of the SECURE clinical trial have not changed. However, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the potential for approval of Twirla, or if approved, the labeling and commercial value of Twirla and our business in general.

The FDA may disagree with our interpretation of clinical results obtained from the SECURE clinical trial, our results do not guarantee support for regulatory approval of our NDA, and, even if the SECURE clinical trial data are deemed to be positive by the FDA, the FDA may disagree with other aspects of the SECURE clinical trial and decline to approve Twirla for the proposed indication.

        We have reported positive top-line data from the SECURE clinical trial. However, even if we believe that the data from the SECURE clinical trial are positive, the FDA could determine that the data from the SECURE clinical trial were negative or inconclusive or could reach a different conclusion than we did on that same data. For instance, following our resubmission of our NDA, the FDA issued the 2017 CRL and raised questions on the in vivo adhesion properties of Twirla and their potential adverse impact on our phase 3 clinical trial results, concluded that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time, and recommended that we assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on the product, among other recommendations and deficiencies further described elsewhere in this Annual Report on Form 10-K. Negative or inconclusive results of a clinical trial or difference of opinion could cause the FDA to decline to approve our application or require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results to the satisfaction of the FDA or that the FDA will agree with our interpretation of the results. Any such determination by the FDA would delay the timing of our commercialization plan for Twirla or prevent its further development, or the further development of our other potential product candidates, and adversely affect our business operations. Additionally, the FDA may provide review commentary at any time during the resubmission and review process which could delay the review timeline, adversely affect the review process, or even prevent the approval of Twirla, any of which would adversely affect our business. We may not be able to appropriately remedy issues that the FDA has raised in the 2017 CRL or may raise in its review of our NDA resubmission responding to the 2017 CRL, and we may not have sufficient time or financial resources to conduct future activities to remediate issues raised by the FDA. Moreover, Corium may not be able to remedy the objectionable conditions found during the FDA's facility inspection and we may not be able to find an alternative supplier.

        In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constituted a basis for addressing the clinical deficiencies cited in the 2013 CRL. We also requested feedback on whether the proposed Twirla NDA content would meet the FDA's requirements for submission. In April 2017, we received final meeting minutes from our March meeting with the FDA. The FDA indicated that based on the preliminary information provided by us, the SECURE clinical trial results appear acceptable for resubmission and provided feedback on our proposed approach to certain of the FDA's other questions in the 2013 CRL. The FDA further provided responses to us regarding the presentation of efficacy, safety and clinical pharmacology analyses in the NDA and requested that subgroup analysis of efficacy by body weight be provided. The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA would be sufficient to obtain regulatory approval of Twirla. There is no guarantee that the data obtained from the SECURE clinical trial will be supportive of, or guarantee, or result in our successfully obtaining FDA approval of Twirla in a timely fashion and for a commercially viable indication, if at all. For example, when we resubmit our NDA to respond to the 2017 CRL, the FDA could determine that the trial did not meet its objectives, or the FDA could still have concerns regarding the conduct of the SECURE clinical trial, including regarding discontinuance of subjects from the trial. At any future point in time, the FDA could require us to complete further clinical or preclinical trials or take other actions which could delay or preclude approval of the NDA and would require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all, nor is there any guarantee that FDA would consider any additional information complete or sufficient to support approval. In connection with its review of the planned Twirla resubmission NDA responding to the 2017 CRL, the FDA may hold an advisory committee meeting to obtain committee input on the safety and efficacy of Twirla. Typically, advisory committees will provide responses to specific questions asked by the FDA, including the committee's view on the approvability of the product candidate under review. Advisory committee decisions are not binding but an adverse decision at the advisory committee may have a negative impact on the regulatory review of Twirla. Additionally, we may choose to engage in the dispute resolution process with the FDA if we do not receive approval, which could extend the timeline for any potential approval.

        Further, we plan to resubmit our NDA for Twirla with the clinical data from the SECURE clinical trial and additional information and analyses responding to the 2017 CRL. There is no guarantee that such information, data and analyses will be deemed sufficient by the FDA. While we designed the protocols for the SECURE clinical trial and completed analyses to address the issues raised in the 2013 CRL, and are completing the analyses and other requested items from the 2017 CRL, there is no guarantee that the FDA will deem such steps to be sufficient to address those issues when they are formally reviewed as a part of an NDA resubmission or to demonstrate safety and efficacy to the satisfaction of the FDA. The FDA has significant discretion in the review process, and we cannot predict whether the FDA will agree with our conclusions regarding the results of the SECURE clinical trial, including whether our data are reliable and generalizable. For example, the FDA may disagree with our calculations relating to the number of pregnancies occurring on study, or may view the SECURE clinical trial data, and other information and analyses as insufficient to demonstrate a favorable benefit/risk profile for approval for the proposed indication. In addition, based on top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88. If we were to exclude the top-line data on the obese subpopulation, our Pearl Index for non-obese patients was 3.94 with an upper-bound of the 95% confidence interval of 5.35. The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03. In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI ≥ 30 kg/m2). Although ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index, the FDA could conclude that our Pearl Index for either the overall study population or a subgroup of the study population or only the non-obese study population is too high to demonstrate efficacy and an adequate risk/benefit profile, and as such, the FDA could decline to approve Twirla on this or any other basis. Also, the FDA may not agree with our analysis of the relationship between BMI and efficacy for Twirla and the FDA may interpret our overall data differently than we do and may decline to approve Twirla on this or any other basis. Furthermore, in connection with the 2017 CRL, the FDA raised questions on the in vivo adhesion properties of Twirla and their potential relationship to our phase 3 clinical trial results, concluded that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time, and recommended that we assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on the product. The FDA also recommended we address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates, among other recommendations and deficiencies further described elsewhere in this Annual Report on Form 10-K.

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

        Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in or adherence to trial protocols, differences in size and type of the subject populations and the rates of dropout among clinical trial subjects. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for our product candidates. For example, we received the 2013 CRL from the FDA with respect to an NDA previously filed for Twirla, in which the FDA requested, among other items, additional Phase 3 clinical data to support the application. The SECURE clinical trial was designed in consultation with the FDA and is different than the design of our previous clinical trials of Twirla and it is possible that the FDA could conclude that there was significant variability in the safety and efficacy results of these trials. Additionally, while our SECURE clinical trial was designed and implemented in a manner to address the FDA's comments and guidance, it is possible that the FDA could ultimately conclude that the data are not supportive of approval. Specifically, following our resubmission of our NDA, the FDA issued the 2017 CRL and raised questions on the in vivo adhesion properties of Twirla and their potential adverse impact on our phase 3 clinical trial results, concluded that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time, and recommended that we assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on the product, among other recommendations and deficiencies further described elsewhere in this Annual Report on Form 10-K.A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our clinical trials may not be successful.

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

        If the results of the clinical trials for our current product candidates or clinical trials for any future product candidates do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. For example, in the 2013 CRL that we received from the FDA in connection with the NDA previously filed for Twirla, one of the FDA's comments was that acceptable evidence of efficacy was not demonstrated, as measured by Pearl Index, or PI. Specifically, in our completed Phase 3 trials, the PI was higher than that seen in registration trials for previously approved hormonal contraceptives. Experts seem to agree that inconsistent or incorrect use is a major contributor to the increased PI seen in more recent contraceptive trials. The PI values from clinical trials are also affected by additional factors, including differences in study design, increased sensitivity of early pregnancy tests, weight and body mass index, or BMI, of the study population and user experience. For example, consistent with other recent hormonal contraceptive clinical trials, including Ortho Evra® and Quartette®, and the 2015 meta-analysis conducted by the FDA authors on the effect of obesity on the effectiveness of hormonal contraceptives, a relationship between obesity and efficacy was observed among subjects 35 years of age and under in our SECURE clinical trial. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer-term trials, or have failed to obtain regulatory approval of their product candidates. Many compounds that initially showed promise in clinical trials or earlier preclinical studies have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. The FDA may interpret the data from the SECURE clinical trial differently than we do and may decline to approve Twirla on this or any other basis.

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

  •
  The number of subjects required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate. For instance, we experienced a high withdrawal rate in our original Phase 3 clinical trials for Twirla and we experienced slower than anticipated enrollment in our SECURE clinical trial;

  •
  Our third-party contract research organization, or CRO, or study sites may fail to comply with regulatory requirements or the clinical trial protocol or meet their contractual obligations to us in a timely manner, or at all. For instance, investigator compliance with study procedures was an issue that we encountered in our two Phase 3 clinical trials for Twirla completed prior to SECURE;

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

        In December 2016, we completed our SECURE clinical trial for Twirla and, as we have previously announced, we expect to conduct additional clinical trials in the future for our other potential product candidates subject to available funding. Subject enrollment for our future clinical trials, which is a significant factor in the timing of clinical trials, is affected by a variety of factors, including the following:

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

        If we are required to conduct additional clinical trials or other studies with respect to any of our product candidates beyond those that we contemplated, if we are unable to successfully complete our clinical trials or other studies or if the results of these studies are not positive or are only modestly positive, we may be delayed in obtaining regulatory approval for our product candidates, we may not be able to obtain regulatory approval at all or we may obtain approval for indications that are not as broad as intended. For example, the FDA issued the 2013 CRL in response to our original NDA for Twirla requesting, among other items, an additional Phase 3 clinical study, which has delayed our ability to obtain regulatory approval for that product candidate. Furthermore, the FDA issued the 2017 CRL in response to the NDA we resubmitted in 2017 and raised questions on the in vivo adhesion properties of Twirla and their potential relationship to our phase 3 clinical trial results, concluded that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time, and recommended that we assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on the product candidate. The FDA also recommended we address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates, among other recommendations and deficiencies further described elsewhere in this Annual Report on Form 10-K. We may also experience delays due to changes in regulatory requirements and guidance, which may require protocol amendments or the conduct of additional studies. These amendments and additional studies may require regulatory or IRB approval. The approval and conduct of these studies may delay, limit or preclude regulatory approval for our product candidates. Our product development costs will also increase if we experience delays in testing or approvals and we may not have sufficient funding to complete the testing and approval process for any of our product candidates. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products if and when approved. If any of this occurs, our business will be materially harmed.

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

        Any undesirable adverse effects that may be caused by our product candidates could interrupt, delay or halt clinical trials and could result in more restrictive labeling or the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. For instance, the FDA may determine that for specific subgroups of patients, Twirla has lower efficacy and presents a higher risk. Accordingly, the FDA may not approve our Twirla NDA or may require labeling restrictions. By example, the FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories. Adverse effects in any clinical trial could also impact subject recruitment or the ability or willingness of enrolled subjects to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

        The Hatch-Waxman Act added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA's previous findings of safety and efficacy for an approved product. The FDA also requires companies to perform additional clinical trials or measurements to support any deviation from the previously approved product and to support the reliance on the applicable published literature or referenced product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the reference product's label, including a black box warning, or may require additional limitations, contraindications, warnings or precautions. We have submitted an NDA for Twirla under Section 505(b)(2) and as such the NDA relied, in part, on the FDA's previous findings of safety and efficacy from investigations for approved products containing ethinyl estradiol, or EE, and levonorgestrel, or LNG, and published scientific literature for which we have not received a right of reference. We also plan to rely on the 505(b)(2) pathway for our other product candidates. We received the 2013 CRL in response to our initial Section 505(b)(2) NDA for Twirla, as well as our NDA resubmission. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval for Twirla, the FDA may require us to perform additional clinical trials or measurements to support approval over and above the clinical trials that we have already completed. In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years some pharmaceutical companies and others have objected to the FDA's interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA's interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) NDAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of our product candidates, including Twirla.

Our product candidates may be considered to be combination products by FDA. If they are, the requirements that we are required to comply with will be more complex.

        Our product candidates may be considered by the FDA to be drug-device combination products. While our product candidates, as a whole, will be subject to the drug approval process, we and any of our contractors will be required to comply with the FDA regulatory requirements related to both drugs and devices. For instance, drug-device combination products must comply with both the drug cGMPs and device QSRs, which may be done using a streamlined approach. Additionally, drug-device combination products will be subject to additional reporting requirements. The development of drug-device combination products will also be more complex because the sponsor of the product application will need to demonstrate the combined safety and efficacy of the drug and device components. These requirements will require additional effort and monetary expenditure to ensure that our and our partners' products and product candidates are in compliance.

Risks Related to Our Financial Position and Need for Capital

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern.

        We have incurred losses in each year since our inception in December 1997. Our net loss was $28.3 million, $28.7 million and $30.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of approximately $221.8 million. We believe that our existing cash and cash equivalents will not be sufficient to fund our current and planned operations through the 12 months following the date of our auditor's report (March 12, 2018), which raises substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future.

        Specialty pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur expenses without corresponding revenues until we are able to obtain regulatory approval and subsequently sell Twirla in significant quantities, which may not happen. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We expect to incur increased expenses as we complete the development of Twirla, respond to the 2017 CRL and seek regulatory approval of Twirla, complete the qualification and validation of our commercial manufacturing process, initiate pre-launch commercial activities, commercially launch Twirla, advance our other potential product candidates and expand our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to fund operating needs beyond 2018, including among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. To date, we have financed our operations primarily through sales of common stock, convertible preferred stock and convertible promissory notes and to a lesser extent, through term loans and government grants. Our product candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue.

        Assuming we obtain FDA approval, we expect that our expenses will increase as we prepare for the commercial launch of Twirla. As a result, we expect to continue to incur substantial losses for the foreseeable future, and these losses may increase. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. We are significantly dependent on the success of Twirla and if we do not obtain FDA approval of Twirla and/or are unable to obtain additional funding, we will need to reassess our operating capital needs and may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

We have never been profitable. Currently, we have no products approved for commercial sale, no source of revenue and we may never become profitable.

        We have never been profitable and do not expect to be profitable in the foreseeable future. We have no products approved for commercial sale and to date have not generated any revenue from product sales. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of and obtain the necessary regulatory approvals for our product candidates. We have been engaged in developing Twirla and our Skinfusion® technology since our inception. To date, we have not generated any revenue from Twirla, and we may never be able to obtain regulatory approval for the marketing of Twirla. Further, even if we are able to gain approval for and commercialize Twirla or any other potential product candidate, there can be no assurance that we will generate significant revenues or ever achieve profitability. Our ability to generate product revenue depends on a number of factors, including our ability to:

  •
  Successfully complete development of, and receive regulatory approval for Twirla and our other potential product candidates;

  •
  Obtain additional capital for the commercial scale-up of Twirla manufacturing process and commercial launch of Twirla, if approved, as well as advancing the development or our other potential product candidates;

  •
  Set an acceptable price for our products, if approved, and obtain adequate coverage and reimbursement from third party payors;

  •
  Obtain commercial quantities of our products, if approved, at acceptable cost levels from our third party manufacturer; and

  •
  Successfully market and sell our products, if approved, in the United States and abroad.

        In addition, because of the numerous risks and uncertainties associated with product candidate development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond our current expectations and resources if we are required by the FDA or other regulatory authorities to perform studies or conduct additional work to support regulatory approval in addition to those that we currently anticipate. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of these products.

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

        We need large amounts of capital to support our development and commercialization efforts for Twirla. If we are unable to secure sufficient capital to fund our operations, we will not be able to continue these efforts and may not be able to obtain regulatory approval of, or commercialize, Twirla in the U.S. Additionally, in order to raise additional capital, we might have to enter into strategic collaborations that could require us to share commercial rights to Twirla with third parties in ways that we currently do not intend or on terms that may not be favorable to us. Our cash and cash equivalents were $35.9 million as of December 31, 2017. In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending our ability to address the 2017 CRL and receive approval of Twirla. Based on these actions and our current business plan, we believe that our cash and cash equivalents as of December 31, 2017 will be sufficient to meet our operating requirements through the end of 2018. Our current business plan assumes resubmission of our NDA for Twirla in the second quarter of 2018, a six-month FDA review of our NDA resubmission, and resumption of both pre-launch commercial activities and pre-validation and validation of our manufacturing process after Twirla approval. We will require additional capital to fund operating needs beyond 2018, including among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. We cannot assure you that the FDA will approve Twirla, that the FDA's timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process. We may also need to raise additional funds prior to the end of 2018 if we choose to accelerate elements of our commercial plan or we encounter any unforeseen events that affect our current business plan. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms and not enter into strategic collaborations, we may be required to curtail our current development programs, cut operating costs, forgo future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

        In February 2015, we entered into a loan and security agreement, referred to herein as the Hercules Loan Agreement, with Hercules Capital, Inc., or Hercules, for a term loan of up to $25.0 million. The Hercules Loan Agreement was amended effective August 25, 2016. A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay our term loan with Oxford. Under terms of the Hercules Loan Agreement, we may, but are not obligated to, draw an additional tranche of up to $8.5 million through March 31, 2017, subject to the achievement of certain clinical milestones. The Hercules Loan Agreement was further amended in May 2017 to extend the period during which we could have drawn the additional tranche of $8.5 million to January 31, 2018. We are currently in discussions with Hercules to extend the period during which the additional tranche of $8.5 million may be drawn. We can make no assurances that our discussions will ultimately be successful and, if such discussions result in an extension of the period in which we may draw the additional tranche of $8.5 million, we could incur additional fees to Hercules. If we cannot successfully negotiate the extension of the draw down period with Hercules, we will lose access to additional tranche of the term loan as a potential source of capital.

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

        The Hercules Loan Agreement is secured by substantially all of our property other than our intellectual property. As a result of the amendment to the Hercules Loan Agreement, we were required to make interest-only payments through January 2017. On February 1, 2017, we began making principal payments with respect to the Hercules Loan. The Hercules Loan Agreement currently bears interest at rate of 9.25% per annum and matures on December 1, 2018.

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

We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our potential product candidates.

        Our operations have consumed substantial amounts of cash since inception. From our inception to December 31, 2017, we have cumulative net cash flows used by operating activities of $194.7 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

        In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending our ability to address the 2017 CRL and receive approval of Twirla. Based on these actions and our current business plan, we believe that our cash and cash equivalents as of December 31, 2017 will be sufficient to meet our operating requirements through the end of 2018. Our current business plan assumes resubmission of our NDA for Twirla in the second quarter of 2018, a six-month FDA review of our NDA resubmission, and resumption of both pre-launch commercial activities and pre-validation and validation of our manufacturing process after Twirla approval. We will require additional capital to fund operating needs beyond 2018, including among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. Accordingly, we will be required to obtain further funding through other public or private offerings, debt financing, collaboration or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward- looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. For instance, we cannot assure you that the FDA will approve Twirla, that the FDA's timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business and we may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

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

        Assuming FDA approval, Twirla will be the first product that we commercialize. The rest of our pipeline of products are in earlier stages of clinical development and will require additional clinical and product development and funding in order to advance towards commercialization, which could take considerable time. If Twirla is not approved, our business, results of operations and ability to advance our pipeline, would be significantly adversely affected. In addition, we will require additional capital for the validation of our commercial manufacturing process and commercial launch of Twirla, if approved. Our ability to generate revenues and become profitable will depend in large part on the commercial success of Twirla. Potential prescribers of Twirla include physicians, nurse practitioners, or NPs, physician's assistants, or Pas, and pharmacists. Registered Pharmacists, or RPh, are authorized to prescribe contraceptives in some states currently, and others have pending legislation that would allow pharmacists to prescribe contraceptives. If Twirla or any other product that we commercialize in the future does not gain an adequate level of acceptance among prescribers, patients and third parties, we may not generate significant product revenues or become profitable. Market acceptance of Twirla, and any other product that we commercialize, by prescribers, patients and third-party payors will depend on a number of factors, some of which are beyond our control, including:

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

        For example, if Twirla is approved by the FDA, prescribers and patients may not be immediately receptive to a transdermal contraceptive system, as opposed to a pill or any other method, and may be slow to adopt it as an accepted treatment for the prevention of pregnancy. In addition, even though we believe Twirla has significant advantages over other treatment options, because no head-to-head trials comparing Twirla to the competing approved patch product have been conducted, the prescribing information approved by the FDA may not contain claims that Twirla is safer or more effective than the currently approved patch product, or other claims that may be necessary for successful marketing of Twirla. Accordingly, we will not be permitted to promote Twirla, if approved, for any comparative advantages to the currently marketed contraceptive patch. The availability of numerous inexpensive generic forms of contraceptive products may also limit acceptance of Twirla among prescribers, patients and third-party payors. If Twirla does not achieve an adequate level of acceptance among prescribers, patients and third-party payors, we may not generate significant product revenues or become profitable.

It will be difficult for us to profitably sell Twirla, if approved, or any other product that we obtain marketing approval for in the future if coverage and reimbursement for such product is limited.

        Market acceptance and sales of Twirla, if approved, or any other product that we obtain marketing approval for in the future, will depend on coverage and reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for approved medications. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage or reimbursement will be available for Twirla, if approved, or any other product that we obtain marketing approval for in the future and, if coverage is available, we cannot be sure of the level of reimbursement. Reimbursement may impact the demand for, or the price of, Twirla, if approved, and any other products that we obtain marketing approval for and commercialize. Numerous generic products may be available at lower prices than branded therapy products, such as Twirla, which may also reduce the likelihood and level of reimbursement for Twirla or other products. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize Twirla, if approved, or any other product for which we obtain marketing approval.

If we are unable to establish effective marketing and sales capabilities for Twirla, if approved, or enter into agreements with third parties to market and sell Twirla, we may be unable to generate product revenues.

        We are seeking approval for Twirla from the FDA for a contraception indication. Following our original submission of the NDA, we received the 2013 CRL from the FDA requesting, among other things, additional Phase 3 data. On December 21, 2017, we received the 2017 CRL from the FDA citing deficiencies related to the manufacturing process for Twirla, our manufacturer, and raising questions on the in vivo adhesion properties of Twirla and their potential relationship to our phase 3 clinical trial results, among other deficiencies further described in this Annual Report on Form 10-K. Our ability to commercialize Twirla, and the timing of Twirla commercialization, is dependent on FDA's review of our response to the 2017 CRL and our NDA for Twirla, and other items such as Corium's correction of objectionable conditions observed during the FDA inspection or the identification of an alternative supplier, timely and successful completion of the validation of equipment for commercial manufacturing, ultimate FDA approval, and additional capital. In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending our ability to address the 2017 CRL and receive approval of Twirla. Our current business plan assumes resubmission of our NDA for Twirla in the second quarter of 2018, a six-month FDA review of our NDA resubmission, and resumption of both pre-launch commercial activities and pre-validation and validation of our manufacturing process after Twirla approval, if the FDA approves Twirla. We will require additional capital to fund operating needs beyond 2018, including among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. We cannot assure you that the FDA will approve Twirla, that the FDA's timeline for review will be within six months, or that we along with Corium, our third-party manufacturer, will be able to complete validation of our commercial manufacturing successfully and in a timely manner.

        At present, we have no sales personnel and a limited number of marketing personnel. Initially, we do not plan to establish our own sales force, but rather we intend to engage a contract sales organization. Depending on our available capital resources, we plan to hire a limited number of additional marketing personnel and engage a contract sales organization in the United States until shortly after to FDA approval of Twirla. At the time of our anticipated commercial launch of Twirla, assuming regulatory approval by the FDA, our sales and marketing team will have worked together for only a limited period of time. If our regulatory review period by the FDA for our NDA resubmission is extended beyond six months, we may need to further delay initiating certain commercial activities in order to preserve cash, in which case our ability to launch Twirla would be compromised. We cannot guarantee that we will be successful in marketing Twirla in the United States.

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

        To the extent that we rely on, or partner with, third parties to commercialize Twirla, if approved, or any other potential product candidate for which we obtain marketing approval in the future, we may receive less revenue than if we commercialized these products ourselves. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts. We, however, will remain responsible for the conduct of any contract sales force, which could expose us to legal and regulatory enforcement actions and liability. In the event that we are unable to partner with a third-party marketing and sales organization, our ability to generate product revenues may be limited in the United States, internationally or both.

A variety of risks associated with potential international business relationships could materially adversely affect our business.

        We may enter into agreements with third parties for the development and commercialization of Twirla and possibly other potential product candidates in international markets. If we do so, we would be subject to additional risks related to entering into international business relationships, including:

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

  •
  Our ability to obtain and maintain sufficient third-party coverage or reimbursement for Twirla from private health insurers, government healthcare programs (including Medicare, Medicaid and 340B Clinics) and other third-party payors; and

  •
  The effectiveness of our or any future collaborators' sales and marketing strategies.

        In addition, even if we obtain regulatory approval, the timing of an approval may reduce our ability to commercialize Twirla successfully. For example, if the approval process takes too long, we may miss market opportunities, give other companies the ability to develop competing products, and require us to raise additional capital, which could delay our commercial launch. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render Twirla not commercially viable. For example, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials or other post-marketing commitments, including REMS, or may approve Twirla with a label that contains fewer, or more limited, indications than requested, warnings, precautions or contraindications, including black box warnings, and the label may not include the claims necessary or desirable for the successful commercialization of Twirla. Any of the foregoing scenarios could materially harm the commercial prospects for Twirla.

        Moreover, we may face additional generic or other drug product competition sooner than we anticipate for Twirla or our other potential product candidates, which would potentially limit their commercial success. We believe that we may be eligible for three years of FDA marketing exclusivity for Twirla and our other potential product candidates. The FDCA provides a period of three years of marketing exclusivity for an NDA, Section 505(b)(2) NDA or supplement to an existing NDA for a drug product that contains a previously approved active moiety, if new clinical investigations, other than bioavailability or bioequivalence studies, were conducted or sponsored by the applicant and are determined by the FDA to be essential to the approval of the application. This three-year marketing exclusivity, however, does not protect drug products from all competition. For instance, it does not protect against the approval of a full NDA. It also would only protect against the approval of a product that contains the same conditions of approval as our product candidates. We may not receive the three-year exclusivity for any of our product candidates, and, even if we do, it may not adequately protect us from competition. Competition that our product candidates may face from generic or similar versions of our product candidates could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates.

        If Twirla is approved, but does not achieve an adequate level of acceptance by prescribers, third-party payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate prescribers, patients and third-party payors on the benefits of Twirla may require significant resources and may never be successful. Even if we are able to demonstrate and maintain a competitive advantage over our competitors and become profitable, if the market for hormonal contraceptives fails to achieve expected future growth or decreases, we may not generate sufficient revenue or sustain profitability. Our ability to generate sufficient revenue from Twirla will also be dependent on our ability to support the commercial demand for Twirla and we cannot assure you that we along with our manufacturing partner Corium will be able to complete validation of our commercial manufacturing successfully and in a timely manner, and, ultimately, adequately meet the commercial demand for Twirla, if approved.

The proportion of the contraceptive market that is made up of generic products continues to increase, making introduction of a branded contraceptive difficult and expensive.

        The proportion of the U.S. market that is made up of generic products has been increasing over time. In 2005, generic contraceptive products held 47% of prescription volume and 34% of sales and, by 2011, those values had risen to 68% and 44%, respectively. For the year ended December 31, 2017, approximately 85% of the prescription volume and approximately 50% of sales of combined hormonal contraceptives, or CHCs, in the U.S. were generated by generic products. Recently, Congress and the FDA have taken steps to increase generic competition in the market. If this trend continues, it may be more difficult to introduce Twirla, if approved, as a branded contraceptive, at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to introduce Twirla in order to overcome the trend towards generics and to gain access to reimbursement by payors. If we are unable to introduce Twirla at a price that is commensurate with that of current branded contraceptive products, or we are unable to gain reimbursement from payors for Twirla, or if patients are unwilling to pay any price differential between Twirla and a generic contraceptive, our revenues will be limited. For example, in light of the introduction of the generic version of the Ortho Evra product by Mylan Inc. in April 2014, and the subsequent discontinuation of distribution of Ortho Evra in October 2014 by Janssen in order to be competitive and gain market share, we may increase the rebates available to commercial payors or we may provide incentives to consumers covered by non-governmental payors, such as coupons or rebates, in order to make up for the difference in the co-payment for Twirla and the generic patch product.

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

        Our potential competitors include large, well-established pharmaceutical companies, and specialty pharmaceutical sales and marketing companies. These companies include Merck & Co., Inc., or Merck, which markets Nuvaring®, Allergan, Inc., or Allergan, which markets several branded and generic contraceptives including Minastrin® 24, LoLoestrin®, and Taytulla®, Bayer AG, or Bayer, which markets Beyaz®, Yaz®, Yasmin®, and Natazia®, and Mylan Inc. which markets Xulane™, a generic version of Ortho Evra. Additionally, several generic manufacturers currently market and continue to introduce new generic contraceptives, including Sandoz International GmbH, Glenmark Pharmaceuticals Ltd., Lupin Pharmaceuticals, Inc., and Amneal Pharmaceuticals LLC.

        There are other contraceptive product candidates in development that, if approved, would potentially compete with Twirla. Specifically, Bayer has a contraceptive patch approved in the European Union, or E.U. Bayer entered into a license and distribution agreement for the sale of this contraceptive patch in Europe with Gedeon Richter Ltd. Other companies that have new contraceptive product candidates in various stages of development include Allergan (vaginal ring in Phase 3) and Antares Pharma, Inc. (transdermal gel contraceptive in Phase 2).

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and to commercialize Twirla and our other potential product candidates and may affect the prices we may obtain.

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

        Of particular relevance to our business is the ACA requirement that all health plans, with limited exceptions, cover certain preventive services for women with no cost-sharing, which means no deductible, no co-insurance and no co-payments by the patient. Contraceptive methods and counseling, including all FDA-approved contraceptive methods as prescribed, are included in the ACA mandate, and this has come to be known as the "contraceptive mandate." Under the ACA, payors are only required to cover one favored product within each contraceptive "method" without imposing any cost-sharing obligations on the patient. For example, the introduction of a generic contraceptive patch product with a price that will likely be lower than the price of Twirla makes it less clear that Twirla would have a preferred position, such as coverage without a co-insurance payment, under the ACA contraceptive mandate. Other products within the same method may also be covered, but payors are allowed to use reasonable medical management techniques, such as the application of cost-sharing obligations. An amendment was issued that provided an exemption to the contraceptive mandate for group health plans established or maintained by religious employers. However, the contraceptive mandate has remained controversial, with several legal challenges filed around the country. In June 2014, the U.S. Supreme Court ruled that owners of certain private companies can object to the contraceptive mandate on religious grounds and in November 2015, the Court agreed to hear arguments from non-profit organizations requesting similar treatment. In October 2017, the U.S. Department of Health and Human Services announced it will seek to issue regulations that will allow all companies to qualify for the exemption from the contraceptive mandate on the basis of religious and moral grounds. Although it is too early to determine the full effect of the contraceptive mandate and other provisions of the ACA on our business, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Moreover, the U.S. Congress is potentially pursuing legislation, which, if passed and signed into law by the current administration, would repeal and possibly replace certain aspects of the ACA. Further, on January 20, 2017, the current administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices among others. There are several proposals to reform the federal healthcare laws being advocated and it is still unclear whether such reform efforts will succeed and if so, which proposals will ultimately be successful. Therefore, it is difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business. Any replacement, however, would likely provide less aggregate health care coverage.

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

        Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, will be required to label drug product with a product identifier and are required to keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will be required to be done electronically. Manufacturers must also verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this legislation, manufactures have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Third-party coverage and reimbursement and healthcare cost containment initiatives and treatment guidelines may constrain our future revenues.

        Our ability to successfully market Twirla and other potential product candidates, if approved, will depend in part on the level of coverage and reimbursement that government authorities, private health insurers and other organizations provide for Twirla or our other potential product candidates and contraceptives in general. Countries in which Twirla or our other potential product candidates are sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price increases. In certain countries, including the United States, government-funded and private medical care plans can exert significant indirect pressure on prices. We may not be able to sell Twirla or our other potential product candidates profitably if adequate prices are not approved or coverage and reimbursement are unavailable or limited in scope. Increasingly, third party payors attempt to contain healthcare costs in ways that are likely to impact our development of products including:

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

Risks Related to Manufacturing and Our Reliance on Third Parties

We have no manufacturing capacity and anticipate continued reliance on Corium, our third-party manufacturer, for the development and commercialization of our product candidates in accordance with manufacturing regulations.

        We rely on Corium, our third-party manufacturer, to produce clinical supplies of Twirla and our other potential product candidates, and we plan to continue relying on them for commercial supplies and samples of our product candidates, if approved. We do not own or operate, and have no plans to establish, any manufacturing facilities for our product candidates. We lack the resources and the capabilities to manufacture Twirla or any of our product candidates on a clinical or commercial scale.

        We do not control the manufacturing process of, and are completely dependent on Corium for compliance with the FDA's manufacturing regulatory requirements for manufacture of, our product candidates and our products, if and when approved. If Corium or other contract manufacturers that we may use cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. The facilities used by Corium to manufacture our product candidates must be approved by the FDA pursuant to inspections that are conducted in connection with the FDA's review of our NDA for Twirla. On December 21, 2017, the FDA issued the 2017 CRL, indicating that our resubmitted NDA for Twirla could not be approved in its present form. The 2017 CRL identifies deficiencies relating to quality control adhesion test methods which are part of the manufacturing process for Twirla. The 2017 CRL also noted that observations identified during a PAI for the Twirla NDA of Corium's facility must be resolved. Prior to receiving the 2017 CRL, we submitted an amendment to our NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality control adhesion test methods reiterated in the 2017 CRL. In the 2017 CRL, the FDA acknowledged receipt of the amendment and stated that the amendment was not reviewed prior to the FDA's action. In addition, on November 20, 2017 and December 1, 2017, Corium provided the FDA with responses to each of the observations made during the FDA's facility inspection, which included a PAI for Twirla. Under the FDA's regulations, we are entitled to request a Type A meeting with the FDA within 90 days of receiving a CRL, and the FDA has a goal to grant us a meeting date within 30 days of the meeting request. We have submitted a request for a Type A meeting to the FDA to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla. We plan to provide an update on the outcome of the Type A meeting after we receive the official meeting minutes from the FDA and we will then be better able to determine when we will resubmit our Twirla NDA.

        In addition, while Corium has provided the FDA with responses to each of the observations made during the FDA's facility inspection, we expect that the FDA will re-inspect our manufacturing partner's facilities during its review of our planned resubmission before approval can be granted. The FDA has the authority to re-inspect SECURE clinical trial sites as part of a review of an NDA as well. The FDA may also determine that our responses to the manufacturing deficiencies in the 2017 CRL and Corium's responses to the manufacturing facility inspection objectionable conditions are not sufficient or require product development and additional analyses and/or studies and deny approval of the Twirla NDA on this basis as well. For example, the FDA could determine that we and Corium have not established comparability between the manufacturing process used in producing the clinical supplies for our SECURE clinical trial and the manufacturing process Corium plans to use to produce commercial supplies of Twirla, if approved, which in turn could require us and Corium to perform additional work, incur significant costs and delay the timeline for the resubmission of our NDA. The FDA may also find additional objectionable conditions upon re-inspection of the Corium facility. If the FDA does not approve the Corium facility for the manufacture of Twirla, or if Corium is not able to address the objectionable conditions found by the FDA, we may need to find an alternative supplier, which will take time and monetary expenditures, and which we may not be able to do on favorable terms to us or at all.

        In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities that would also require FDA approval, and which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Moreover, if our contract manufacturer cannot successfully manufacture materials that conform to our specifications and the strict regulatory requirements of the FDA, we may be subject to other regulatory enforcement action such as adverse inspectional findings, Warning Letters, Untitled Letters, recall requests, withdrawal of product or investigational approvals, clinical holds or termination of clinical trials, refusals to approve pending applications, disgorgement, restitution, exclusion from federal healthcare programs product seizures and detention, consent decrees, corporate integrity agreements, criminal and civil penalties, including imprisonment, refusal to permit import or export of the product and injunction against or restriction of manufacture or distribution. If our contract manufacturer experiences issues in its manufacturing process or is unable to produce clinical supplies in adequate quantity and quality, our clinical trial could be delayed or our ability to receive regulatory approval of our product candidates could be negatively affected. Additionally, if there are changes to the manufacturing process for Twirla or to our formulation for Twirla that require a change in the manufacturing process, we could experience significant additional cost and our ability to receive regulatory approval could be delayed.

        The machinery and process to produce the commercial supply of Twirla must be qualified and validated, which is time-consuming and expensive, and this machinery is located within one manufacturing site and is customized to the particular manufacturing specifications of Twirla. If Corium is unable to qualify and validate this equipment and the processes in a timely manner and successfully produce validation batches, our ability to launch and commercialize Twirla will be compromised and we could require additional capital to complete the validation process. If this customized equipment malfunctions at any time during the production process, the time it may take Corium to secure replacement parts, to undertake repairs and to revalidate the equipment and process could limit our ability to meet the commercial demand for Twirla. Similar manufacturing conditions may also apply to our other product candidates. This may increase the risk that the third-party manufacturer may not manufacture Twirla in accordance with the applicable regulatory requirements, that we may not have sufficient quantities of Twirla or our potential product candidates or that we may not have such quantities at an acceptable cost, any of which could delay, prevent, or impair the commercialization of Twirla, if approved, and the development of our other potential product candidates.

        Although we have manufacturing agreements with Corium for the clinical and commercial supply of Twirla, Corium and several of its suppliers of raw materials will be single source providers to us for a significant period of time. In particular, Corium manufactures Twirla using EE and LNG and components that it purchases from third parties, most of which are single source suppliers of the applicable material. We do not have any control over the process or timing of the acquisition of these raw materials by Corium. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

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

        In addition, in the event Twirla is approved and achieves significant market share, Corium may not possess adequate manufacturing capabilities to meet market demand for Twirla. If it becomes necessary to engage an additional third-party manufacturer to produce Twirla, we may need to license certain manufacturing know-how from Corium, or our commercial supply will be limited while the new third-party manufacturer develops the necessary know-how to manufacture Twirla and while we obtain regulatory approval for the addition of a new manufacturer.

        Reliance on a third-party manufacturer subjects us to risks that would not affect us if we manufactured the product candidates ourselves, including:

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

        Our product candidates may compete with other products and product candidates for access to manufacturing resources and facilities. There are a limited number of manufacturers that operate in compliance with the FDA's manufacturing requirements and that are both capable of manufacturing for us and willing to do so. If our existing third-party manufacturer, or the third parties that we may engage in the future to manufacture a product for commercial sale or for our clinical trials, should cease to continue to manufacture our product candidates for any reason, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify alternative suppliers. If for any reason we are unable to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

        Our third-party manufacturer is subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates, and subject to ongoing inspections by the regulatory agencies. In addition to the above-described regulatory actions, failures by our third-party manufacturer to comply with applicable regulations may result in long delays and interruptions to our manufacturing capacity while we seek to secure another third-party manufacturer that meets all regulatory requirements.

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

        We, through Corium, also rely on certain third parties as the current sole source of the materials they supply. Although many of these materials are produced in more than one location or are available from another supplier, if any of these materials becomes unavailable to us for any reason, we likely would incur added costs and delays in identifying or qualifying replacement materials and there can be no assurance that replacements would be available to us on acceptable terms, or at all. In certain cases, we may be required to get regulatory approval to use alternative suppliers, and this process of approval could delay development of our product candidates and, assuming FDA approval, commercial production of Twirla, indefinitely. For example, the sole manufacturer of one of the components of the packaging of our Twirla patch notified us that it would be discontinuing manufacture of the component. We currently believe that manufacturing of this component has now been discontinued. In conjunction with Corium, we were able to secure an amount of inventory of the packaging component that we believe will last until at least 2019. We are currently evaluating sources for a replacement for this discontinued component and, assuming FDA approval of this replacement material, we could eventually use the replacement material in connection with the commercial production of Twirla.

        If Corium's third-party suppliers fail to deliver the required quantities of sub-components and starting materials, in accordance with all regulatory requirements, and on a timely basis and at commercially reasonable prices, and we and Corium are unable to find one or more alternative suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and on a timely basis, the continued development of our product candidates, and assuming FDA approval, commercialization of Twirla, would be impeded, delayed, limited or prevented, which could harm our business, results of operations, financial condition and prospects. We could also face regulatory enforcement actions.

If the manufacturing facilities of Corium are not maintained in a manner that is compliant with FDA's manufacturing requirements, we may need to find alternative manufacturers and suppliers, which could result in supply interruptions of Twirla and our other potential product candidates, additional costs and lost revenues.

        Corium's facilities used for the manufacture of our product candidates must be maintained in a manner compliant with the FDA's manufacturing requirements, including obtaining favorable inspection reports. We do not control the manufacturing process and are dependent on Corium for compliance with the FDA's requirements for manufacture of Twirla and our other potential product candidates. If Corium cannot successfully manufacture material components and finished products that conform to our specifications and the FDA's strict regulatory requirements, they and we may be subject to regulatory action, including adverse inspectional findings, Warning Letters, Untitled Letters, product recall requests, withdrawal of product or investigational approvals, non-approval of marketing applications, clinical holds or termination of clinical trials, disgorgement, restitution, exclusion from federal healthcare programs, detentions or seizures, refusal to allow the import or export of a product, injunction against or restriction of manufacture or distribution, consent decrees, corporate integrity agreements, criminal and civil penalties, including imprisonment, and Corium may not be able to maintain FDA approval for its manufacturing facilities or acceptance of its manufacturing data in regulatory filings. For example, the 2017 CRL identifies deficiencies relating to quality control adhesion test methods and specifications which are part of the manufacturing process for Twirla and also noted that objectionable conditions identified during an inspection of Corium must be resolved, among other deficiencies further discussed in this Annual Report on Form 10-K. If Corium's facilities cannot maintain compliance with FDA requirements, we may need to find and successfully qualify alternative manufacturing facilities, which could result in supply interruptions of Twirla and our other potential product candidates and substantial additional costs as a result of such delays, including costs with respect to finding alternative manufacturing facilities, and lost revenues. There is further no guarantee that the FDA would approve these alternative facilities.

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

        As CROs and clinical investigators are not our employees, we cannot control whether or not they devote sufficient time and resources to our clinical trials for which they are engaged to perform, and whether they comply with the applicable regulatory requirements, known as Current Good Clinical Practices, or cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our product candidates in clinical development, which include requirements related to the conduct of the study, subject informed consent, and IRB approval. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. Although we may rely on third parties for the execution of our trials, we are nevertheless responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on CROs and clinical trial sites does not relieve us of our regulatory responsibilities. If we, any of our CROs, or clinical trial sites fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, European Medicines Agency or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications, in addition to the SECURE clinical trial. We cannot assure you that, upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product candidate materials produced in compliance with the FDA's manufacturing regulations. Our failure to comply with these regulations may require us to discontinue or repeat clinical trials, which would delay the regulatory approval process. If the CROs or clinical trial sites we engage do not successfully carry out their contractual duties or obligations, conduct the clinical trials in accordance with all regulatory requirements and the applicable protocols, or meet expected deadlines, or if they need to be replaced, or the quality or accuracy of the data they provide is compromised due to the failure to adhere to regulatory requirements or for other reasons, then our development programs may be extended, delayed or terminated, or we may not be able to obtain marketing approval for or successfully commercialize our product candidates. Failure to comply with clinical trial regulatory requirements may further subject us to regulatory action, including Warning Letters, Untitled Letters, adverse inspectional findings, clinical holds or termination of clinical trials, non-approval of marketing applications, criminal and civil penalties, including imprisonment, injunction against manufacture or distribution and debarment. As a result, our financial results and the commercial prospects for our product candidates would be harmed and our costs would increase.

Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

        We may seek partnerships, collaborations and other strategic transactions to maximize the commercial potential of Twirla, our other potential product candidates and our proprietary technologies in the United States and territories throughout the world. We may enter into such arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for Twirla and each of our other product candidates and technologies, both in the United States and internationally. We face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex, and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.

        Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Collaborators, also, may not comply with the applicable regulatory requirements, which may subject them or us to enforcement actions.

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

        We do not currently have the infrastructure necessary for distributing pharmaceutical products. We intend to contract with a third-party logistics wholesaler to warehouse these products and distribute them to pharmacies. This distribution network will require significant coordination with our sales and marketing and finance organizations. Failure to secure contracts with wholesalers could negatively impact the distribution of our products, if and when approved, and failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage the distribution process, the commercial launch and sales of our products, if and when approved, will be delayed or severely compromised and our results of operations may be harmed. Distribution practices will also need to comply with the applicable regulatory requirements. If our distributors do not comply with the applicable regulatory requirements, we could be exposed to potential enforcement actions.

Risks Related to Regulatory Matters Following Approval

Even if we obtain marketing approval for Twirla or other potential product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, Twirla or other potential product candidates could be subject to labeling and other restrictions, including withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems.

        Even if we obtain U.S. regulatory approval of Twirla or other potential product candidates, the FDA may still impose significant restrictions on their indicated uses, including more limited patient populations, require that precautions, contraindications, or warnings be included on the product labeling, including black box warnings, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Claims that we may make may also be restricted through our approved labeling. For example, based on the SECURE clinical trial top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88. The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03. In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI ≥ 30 kg/m2). Although ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index, the FDA could conclude that the Pearl Index in the overall population or a subpopulation is too high to demonstrate efficacy and an adequate risk/benefit profile. As such, we may not obtain approval of Twirla based on these data or any other basis. Even if we receive approval of Twirla, FDA may determine that for a specific subgroup of patients, Twirla has lower efficacy and presents a higher risk, necessitating labeling restrictions. For instance, FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories or otherwise require labeling limitations or warnings for such subpopulation, which could limit the commercial potential of the product, if approved. FDA may further require us to include other information and/or data in the label for Twirla that may make it more difficult for us to successfully commercialize the product, if approved. For instance, FDA may require us to include the Pearl Index results from the previously conducted Phase 3 trials, which were higher than the SECURE clinical trial's overall and certain sub-group Pearl Index results. We will discuss specific labeling requirements with the FDA in the future.

        If approved, Twirla and our other potential product candidates, if approved, will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, import, export, safety surveillance, advertising, marketing promotion, recordkeeping, reporting of adverse events and other post-market information, and further development. These requirements include registration with the FDA, listing of our drug products, payment of annual fees, as well as continued compliance with cGCPs for any clinical trials that we conduct post-approval. Application holders must notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product manufacturing changes. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the FDA's manufacturing requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. If we are found to be noncompliant with applicable requirements, the FDA and other government authorities may issue a Warning Letter or Untitled Letter, or take other regulatory action such as a product seizure and detention, withdrawal of product approval, request for a recall, refusal to allow the import or export of the product, criminal or civil penalties, injunction against or restriction of manufacture or distribution, consent decrees, disgorgement, restitution, clinical holds or terminations of clinical trials, exclusion from federal healthcare programs, corporate integrity agreements, or imprisonment.

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

        In addition, if Twirla and our other potential product candidates are approved, our product labeling, advertising and promotional materials would be subject to regulatory requirements and continuing review by the FDA, Department of Justice, Department of Health and Human Services' Office of Inspector General, state attorneys general, members of Congress and the public. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product's approved labeling, a practice known as off-label promotion. If we receive marketing approval for Twirla or our other potential product candidates, physicians may nevertheless prescribe the products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed. For example, we believe that Twirla, if approved, will have a label consistent with all other marketed hormonal contraceptive products, which include class labeling that warns of risks of certain serious conditions, including venous and arterial blood clots, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease, and hypertension, and a black box warning regarding risks of smoking and CHC use, particularly in women over 35 years old that smoke. However, regulatory authorities may require the inclusion of additional statements about adverse events in the label, including additional black box warnings or contraindications.

        In the United States, engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute drug products through, for example, corporate integrity agreements, and debarment, suspension or exclusion from participation in federal and state healthcare programs. These false claims statutes include the federal civil False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices promoting off-label drug uses involving fines that are as much as $3.0 billion. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

        The occurrence of any event or penalty described above may inhibit our ability to commercialize Twirla or our other potential product candidates, if approved, and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

        Moreover, the FDA's policies may change, and additional government regulations may be enacted that could prevent, limit or delay marketing approval, and the sale and promotion of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Even if Twirla receives marketing approval by the FDA in the United States, we may never seek or receive marketing approval for or commercialize Twirla or any other potential product candidates outside the United States.

        In order to market Twirla or any other potential product candidate outside the United States, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The marketing approval process in other countries may include all of the risks associated with obtaining FDA approval in the United States, as well as other risks. For example, legislation analogous to Section 505(b)(2) of the FDCA in the United States, which relates to the ability of an NDA applicant to use published data not developed by such applicant, may not exist in other countries. In territories where data is not freely available, we may not have the ability to commercialize our products, when and if approved, without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds. Further, we may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety and efficacy dossiers. In addition, in many countries outside the United States, it is required that a product receive pricing and reimbursement approval before the product can be commercialized. This can result in substantial delays in such countries. Further, the product labeling requirements outside the United States may be different and inconsistent with the U.S. labeling and to the detriment to the product, and therefore negatively affect the ability to market in countries outside the United States.

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

        We have received conditional approval from the FDA for the use of Twirla as the proprietary name for our lead product candidate, AG200-15. However, this approval is conditional upon a further and final review by the FDA at the time of NDA approval. Additionally, any name we intend to use for our other potential product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Our relationships with physicians, customers and payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

        Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any product candidates that we commercialize. Our arrangements with third-party payors, including government healthcare programs, and customers will expose us to broadly-applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute Twirla, if approved, and any other potential product candidates we commercialize. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

        Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations are costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities conducted by our sales team in the sale of Twirla or our other potential product candidates, if approved, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to a variety of different consequences, depending upon which law we are found to have violated, including significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, corporate integrity agreements, refusal of government contracts, contract debarment and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

        There can be no assurance that our pending patent applications will result in issued patents in the United States or foreign jurisdictions in which such applications are pending. Even if patents do issue on any of these applications, there can be no assurance that a third-party will not challenge their validity or enforceability, that we will obtain sufficient claim scope or term in those patents to prevent a third party from competing successfully with our product candidates, or that, even if our patents are found to be valid, enforceable, and infringed, a legal tribunal would enjoin infringing activity.

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

        On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a "first to file" system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in post-grant proceedings including reexamination, post-grant review, inter-partes review, or derivation or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

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

Risks Related to the Development of Our Additional Potential Product Candidates

If we fail to develop and commercialize Twirla and our current pipeline of additional potential product candidates, our prospects for future growth and our ability to reach or sustain profitability may be limited.

        A key element of our long-term strategy is to develop, obtain regulatory approval for and commercialize our portfolio of potential product candidates in addition to Twirla. To do so, we plan to utilize our proprietary transdermal delivery technology, Skinfusion, to develop additional potential product candidates. We may not be successful in our efforts to develop our portfolio of additional potential product candidates, and any product candidates we do develop may not produce commercially viable products that safely and effectively treat their indicated conditions. To date, our efforts have identified three additional potential product candidates in addition to Twirla, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle, AG200-SP, which is a regimen designed to provide shorter, lighter periods, and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen. AG200-SP and AG200-ER are intended to be Twirla line extensions that would expand the use of Twirla beyond its initial approved use. In July 2016, we began preparations for an initial Phase 2 clinical trial examining the use of AG200-SP along with a smaller lower dose combination ethinyl estradiol/levonorgestrel patch (SmP) in the fourth week of the woman's cycle. We have decided to postpone the trial and will continue to evaluate the timing for initiating dosing of subjects for this Phase 2 clinical trial, which is dependent on financial and other capital resources. Our planned Phase 2 clinical trial of AG200-SP (SmP) is only the initial clinical trial in this program and AG200-SP (SmP) may require additional clinical trials to establish the safety and efficacy of this product candidate. The other potential product candidates in our pipeline will require additional product development efforts to optimize patch formulations and dosing. In addition, we will need to conduct additional clinical trials to establish the safety and efficacy of these potential product candidates which will require additional capital. Our ability to develop these potential product candidates, in particular AG200-SP and AG200-ER, could be significantly affected by our inability to get Twirla approved. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to resume and complete the commercialization plan for Twirla, if approved and to advance the development of our other potential product candidates.

        Our development programs may initially show promise in identifying potential product leads yet fail to produce product candidates for clinical development. In addition, identifying new treatment needs and product candidates requires substantial technical, financial and human resources on our part. If we are unable to obtain development partners or additional development program funding, or to continue to devote substantial technical and human resources to such programs, we may have to delay or abandon these programs. Any product candidate that we successfully identify may require substantial additional development efforts prior to commercial sale, including preclinical studies, extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are susceptible to the risks of failure that are inherent in pharmaceutical product development.

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

        As of December 31, 2017, we had a total of 21 full-time employees, and we use third-party consultants to assist with our current sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

        Our management team has expertise in many different aspects of drug development and commercialization. Competition for skilled personnel in our market is intense and competition for experienced personnel may limit our ability to hire and retain highly qualified personnel on acceptable terms. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. We have employment agreements with our named executive officers which includes Alfred Altomari, our Chairman and Chief Executive Officer. The employment agreements provide for at-will employment, which means that Mr. Altomari or any of our other employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. In particular, we believe that the loss of the services of Mr. Altomari, or Dr. Elizabeth Garner, our Chief Medical Officer, may have a material adverse effect on our business. We do not currently carry "key person" insurance on the lives of members of executive management. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Twirla or our other potential product candidates, if approved.

        We face a potential risk of product liability as a result of the clinical testing of Twirla and our other potential product candidates and will face an even greater risk if we commercialize Twirla or our other potential product candidates, if approved or any other current or future product candidate. For example, we may be sued if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of the product candidate subject to such claims. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

  •
  Regulatory authority withdrawal of product approvals or refusal to approve pending applications;

  •
  Loss of revenue;

  •
  The inability to commercialize Twirla or our other potential product candidates, if approved;

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

        Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code of 1986, as amended, and may be subject to further limitation as a result of our initial public offering.

        Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax exempt rate and the value of the company's stock immediately before the ownership change. We may be unable to offset future taxable income, if any, with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will expire between 2018 and 2037 if we have not used. Net operating loss carryforwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Code.

        In addition, it is possible that the transactions relating to our initial public offering or subsequent public offerings, either on a standalone basis or when combined with future transactions, have caused us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 of the Code. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception.

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

  •
  Adverse results or delays in our clinical trials for our other potential product candidates;

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

        As of March 9, 2018, we had 34,248,268 shares of common stock outstanding. Of these shares, 30,443,044 shares of common stock are freely tradeable, without restriction, in the public market. Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock.

        In addition, the 5,185,994 shares subject to outstanding options and restricted stock units under our stock option plans and the 204,091 shares reserved for future issuance under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

We may be subject to securities litigation, which is expensive and could divert management attention.

        Our market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation. Litigation of this type could result in substantial costs and diversion of management's attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities. On January 6, 2017, and January 20, 2017, two previously disclosed complaints captioned Peng v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner , No. 17-cv-119 (D.N.J.), and Lichtenthal v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner , No. 17-cv-405 (D.N.J.), respectively, were filed in the United States District Court for the District of New Jersey on behalf of a putative class of investors who purchased shares of our common stock from March 9, 2016, through January 3, 2017. The complaints alleged violations of the federal securities laws based on public statements made regarding our Phase 3 SECURE clinical trial and sought an unspecified amount of damages to be determined at trial. We denied all allegations in the complaints. On May 15, 2017, the complaints were consolidated as In re Agile Therapeutics, Inc. Securities Litigation, Master File No. 17-cv-119 (D.N.J.), and Hoyt W. Clark was appointed as class representative for the putative class. On June 26, 2017, Mr. Clark agreed to dismiss the case voluntarily, without payment by us of any consideration and with each side bearing its own attorneys' fees and costs. The presiding judge dismissed the consolidated action with prejudice as to all defendants on July 13, 2017.

Our existing principal stockholders, executive officers and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to our stockholders for approval.

        As of December 31, 2017, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 60.3% of our outstanding voting stock.

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

        We will have considerable discretion in the application of the net proceeds from our completed public offerings. We intend to use the majority of the net proceeds from our completed public offerings to obtain marketing approval for Twirla, begin preparations for the U.S. commercial launch of Twirla, complete the equipment qualification and validation related to the expansion of Corium's manufacturing capabilities in preparation for potential commercial operations, develop our product pipeline, and for working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, validation of capital equipment and the costs of operating as a public company. As a result, investors will be relying upon management's judgment with only limited information about our specific intentions for the use of the balance of the net proceeds from our recently completed private placement and public offering. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from our recently completed public offerings in a manner that does not produce income or that loses value.

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

Item 3.    Legal Proceedings

        On January 6, 2017, and January 20, 2017, two previously disclosed complaints captioned Peng v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner , No. 17-cv-119 (D.N.J.), and Lichtenthal v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner , No. 17-cv-405 (D.N.J.), respectively, were filed in the United States District Court for the District of New Jersey on behalf of a putative class of investors who purchased shares of the Company's common stock from March 9, 2016, through January 3, 2017. The complaints alleged violations of the federal securities laws based on public statements made regarding the Company's Phase 3 SECURE clinical trial and sought an unspecified amount of damages to be determined at trial. The Company denied all allegations in the complaints. On May 15, 2017, the complaints were consolidated the lawsuits as In re Agile Therapeutics, Inc. Securities Litigation, Master File No. 17-cv-119 (D.N.J.), and Hoyt W. Clark was appointed as a class representative for the putative class. On June 26, 2017, Mr. Clark agreed to dismiss the consolidated case voluntarily, without payment by the Company of any consideration and with each side bearing its own attorneys' fees and costs. The presiding judge dismissed the consolidated action with prejudice as to all defendants on July 13, 2017.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

        Our common stock has been listed on the Nasdaq Global Market under the symbol "AGRX" since May 23, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market:

	High	Low
Year Ended December 31, 2017
Fourth Quarter	$5.40	$1.93
Third Quarter	$5.60	$3.04
Second Quarter	$4.25	$2.90
First Quarter	$5.81	$1.82
Year Ended December 31, 2016
Fourth Quarter	$7.95	$5.62
Third Quarter	$8.15	$6.53
Second Quarter	$8.65	$5.60
First Quarter	$10.00	$5.32

        As of March 9, 2018, we had 35 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities. The closing price of our common stock on March 9, 2018 was $3.70.

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

Stock Performance Graph

        This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or the Securities Act of 1933, as amended.

        The following graph shows a comparison from May 23, 2014 (the date our common stock commenced trading of the Nasdaq Global Market) through December 31, 2017 of the cumulative total return for our common stock, and the Nasdaq Composite Index and The Nasdaq Biotechnology Index. The graph assumes that $100 was invested at the market close on May 23, 2014 in the common stock of Agile Therapeutics, Inc., the Nasdaq Composite Index and The Nasdaq Biotechnology Index and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

 Comparison of Cumulative Total Return
December 31, 2017

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

(a)   Sales of Unregistered Securities

        None.

(b)   Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        The following table sets forth our selected financial data for the periods indicated. You should read the following selected financial data in conjunction with our audited financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K.

        We have derived the statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 from our audited financial statements included elsewhere on this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited financial statements that are not included in this Annual

Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except share and per share amounts)
Statement of Operations Data:
Operating expenses:
Research and development	$14,428	$20,929	$25,622	$13,365	$9,154
General and administrative	12,383	8,792	7,467	5,150	3,574

Total operating expenses	26,811	29,721	33,089	18,515	12,728

Loss from operations	(26,811)	(29,721)	(33,089)	(18,515)	(12,728)

Other income (expense)
Interest income	282	117	5	3	2
Interest expense	(1,918)	(2,446)	(2,077)	(1,566)	(1,513)
Change in fair value of warrants	143	234	(110)	348	(81)
Loss on extinguishment of debt	—	—	(1,036)	—	—

Total other income (expense), net	(1,493)	(2,095)	(3,218)	(1,215)	(1,592)

Loss before benefit from income taxes	(28,304)	(31,816)	(36,307)	(19,730)	(14,320)
Benefit from income taxes	—	3,075	5,972	3,653	—

Net loss	$(28,304)	$(28,741)	$(30,335)	$(16,077)	$(14,320)

Net loss per share (basic and diluted)	$(0.91)	$(1.02)	$(1.38)	$(1.41)	$(289.39)

Weighted-average common shares (basic and diluted)	30,940,831	28,273,331	22,017,229	11,394,971	49,486

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$35,952	$48,750	$34,395	$40,182	$2,120
Working Capital	22,442	40,548	30,151	31,993	(4,578)
Total Assets	50,595	63,866	50,712	54,826	14,405
Accounts Payable	2,784	2,050	2,387	2,631	715
Loan payable, current	10,607	5,104	—	—	5,105
Loan payable, long-term	—	10,607	13,035	9,828	9,770
Total stockholders' equity (deficit)	36,323	42,289	29,743	36,006	(71,442)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, Part I, Item 1, "Business" and Item 8, "Financial Statements and Supplementary Data." For information on risks and uncertainties related to our business that may make past performance not indicative of future results or cause actual results to differ materially from any forward-looking statements, see "Special Note Regarding Forward-Looking Statements," and Part I, Item 1A, "Risk Factors." Dollars in tabular format are presented in thousands, except per share data, or as otherwise indicated.

Overview

        We are a forward-thinking women's healthcare company dedicated to fulfilling the unmet health needs of today's women. Twirla and our other current potential product candidates are designed to provide women with contraceptive options that offer greater convenience and facilitate compliance. Our lead product candidate, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development.

        Since our inception in 1997, we have devoted substantial resources to developing Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $14.4 million, $20.9 million and $25.6 million during the years ended December 31, 2017, 2016 and 2015, respectively. We anticipate that a portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla and advance our pipeline of potential product candidates. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to fund our operating needs beyond 2018 including, among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates.

        We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans. As of December 31, 2017, and 2016, respectively, we had $35.9 million and $48.8 million in cash and cash equivalents.

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

        In February 2015, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. or Hercules, for a term loan of up to $25.0 million, which we refer to as the Hercules Loan Agreement. A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay our existing term loan. The Hercules Loan Agreement was amended in August 2016 to, among other things, extend the period during which we could have drawn the additional tranche of $8.5 million to March 31, 2017 and extended the period during which we make interest-only payments until January 31, 2017. The Hercules Loan Agreement was further amended in May 2017 to extend the period during which we could have drawn the additional tranche of $8.5 million to January 31, 2018. We are currently in discussions with Hercules to extend the period during which the additional tranche of $8.5 million may be drawn. We can make no assurances that our discussions will ultimately be successful and, if such discussions result in an extension of the periods in which we may draw the additional tranche of $8.5 million, we could incur additional fees to Hercules. On February 1, 2017, we began making principal payments with respect to the Hercules Loan. See further discussion in "Funding Requirements and Other Liquidity Matters" below.

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

        On December 21, 2017, the FDA issued a complete response letter, or the 2017 CRL, indicating that our resubmitted NDA for Twirla could not be approved in its present form. The 2017 CRL identifies deficiencies relating to quality control adhesion test methods and specification which are part of the manufacturing process for Twirla. The 2017 CRL also noted that objectionable conditions identified during an inspection for the Twirla NDA of our third-party manufacturer, Corium International Inc., or Corium's, facility must be resolved. Prior to receiving the 2017 CRL, we submitted an amendment to our NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality control adhesion test methods cited in the 2017 CRL. In the 2017 CRL, the FDA acknowledged receipt of the amendment and stated that the amendment was not reviewed prior to the FDA's action. In addition, on November 20, 2017 and December 1, 2017, Corium provided the FDA with responses to each of the observations made during the FDA's facility inspection. We believe that the Corium submissions along with our December 1, 2017 NDA amendment will provide a basis for addressing the 2017 CRL. Under the FDA's regulations, we are entitled to request a Type A meeting with the FDA within 90 days of receiving a CRL, and the FDA has a goal to grant us a meeting date within 30 days of the meeting request. We have submitted a request for a Type A meeting to the FDA to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla. We plan to provide an update on the outcome of the Type A meeting after we receive the official meeting minutes from the FDA and we will then be better able to determine when we will resubmit our Twirla NDA.

        In addition, while Corium has provided the FDA with responses to each of the observations made during the FDA's facility inspection, we expect that the FDA will re-inspect our manufacturing partner's facilities during its review of our planned resubmission before approval can be granted. The FDA has the authority to re-inspect SECURE clinical trial sites as part of a review of an NDA as well. The FDA may also determine that our responses to the manufacturing deficiencies in the 2017 CRL and Corium's responses to the manufacturing facility inspection observations are not sufficient or require additional analyses and/or studies and deny approval of the Twirla NDA on this basis as well.

        In connection with the receipt of the 2017 CRL, and the delay in the approval timeline for Twirla, our ability to continue operations after December 31, 2018 will depend on our ability to obtain additional funding. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate. Based upon the foregoing there is substantial doubt about our ability to continue as a going concern. See further discussion in "Funding Requirements and Other Liquidity Matters" in this section.

        We have not generated any revenue and have never been profitable for any year. Our net loss was $28.3 million, $28.7 million and $30.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect to incur increased expenses and increasing operating losses for the foreseeable future as we seek the approval of our New Drug Application, or NDA for Twirla, complete the qualification and validation of our commercial manufacturing process, initiate pre-launch commercial activities, commercially launch Twirla, if approved, advance our other potential product candidates and expand our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to fund our operating needs beyond 2018 including, among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates.

        We do not own any manufacturing facilities and rely on Corium for all aspects of the manufacturing of Twirla. We will continue to invest in the manufacturing process for Twirla, and incur significant expenses, in order to complete the equipment qualification and validation related to the expansion of Corium's manufacturing capabilities in order to be capable of supplying projected commercial quantities of Twirla, if approved. We continue to plan the process of scaling up the commercial manufacturing capabilities for Twirla with Corium and the associated costs and timelines. We expect the validation and expansion of our commercial manufacturing process to be completed after the approval of Twirla. If we obtain regulatory approval for Twirla, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing, distribution, medical affairs and compliance functions, which will require additional capital.

        We have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations and pipeline in addition to the commercial activities required for the pre-launch and launch of Twirla, if approved. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

        To date, we have not generated any revenue. In the future, we may generate revenue from product sales, license fees, milestone payments and royalties from the sale of products developed using our intellectual property. Our ability to generate revenue and become profitable depends on our ability to successfully commercialize Twirla and any product candidates that we may advance in the future. If we fail to complete the development of Twirla or any other potential product candidates we advance in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

Research and Development Expenses

        Since our inception, we have focused our resources on our research and development activities. Research and development expenses consist primarily of costs incurred for the development of Twirla and other current and future potential product candidates, and include:

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

        Research and development costs are expensed as incurred. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to us by our third-party vendors.

        Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis, as the majority of our past and planned expenses have been and will be in support of Twirla. In 2018, we expect our research and development expenses to remain relatively consistent with 2017 expenses. Research and development expenses in 2018 will consist primarily of those costs associated with the continued development and refinement of our commercial manufacturing process, preparation and resubmission of the NDA for Twirla, and responding to information requests expected to be received from the FDA as part of their review of our NDA resubmission. In response to the 2017 CRL, we have significantly scaled back equipment qualification and validation of our commercial manufacturing process and resumption and completion of these activities will require additional capital.

        To date, our research and development expenses have related primarily to the development of Twirla. We expect research and development expenses in 2018 to focus on preparing the resubmission of our new drug application, or NDA, and also toward the qualification and validation of our commercial manufacturing process. For the years ended December 31, 2017, 2016 and 2015, our research and development expenses were approximately $14.4 million, $20.9 million and $25.6 million, respectively. The following table summarizes our research and development expenses by functional area.

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Clinical development	$2,386	$13,184	$19,117
Regulatory	1,348	342	269
Personnel related	2,440	2,669	2,111
Manufacturing—commercialization	5,917	2,290	2,427
Manufacturing	1,153	1,381	537
Stock-based compensation	1,184	1,063	1,161

Total research and development expenses	$14,428	$20,929	$25,622

        It is difficult to determine with any certainty the exact duration and completion costs of any of our future clinical trials of Twirla or our other current and future potential product candidates we may advance. It is also difficult to determine if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates that obtain regulatory approval.

        Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA. We may, however, never succeed in achieving regulatory approval for Twirla or any of our other potential product candidates or such approval may be delayed. The duration, costs and timing of clinical trials and development of our other potential product candidates in addition to Twirla will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, the rate of subject enrollment, obtaining additional capital, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate's commercial potential. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to fund our operating needs beyond 2018 including, among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates.

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

        For the years ended December 31, 2017, 2016 and 2015, our general and administrative expenses totaled approximately $12.4 million, $8.8 million and $7.5 million, respectively. In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch activities, pending our ability to address the 2017 CRL and receive approval of Twirla. However, if Twirla is approved, we intend to commercialize Twirla in the United States through a direct sales force. We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla, its planned line extensions, and any of our other potential product candidates, and as we operate as a public company. These increases will likely include increased selling and marketing costs, including payroll and operating costs, related to the commercial launch of Twirla, if approved, legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations. Additionally, if in the future we believe regulatory approval of Twirla or any of our other potential product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Warrant Liability

        We account for detachable warrants with non-standard anti-dilution provisions (referred to as down round protection) to purchase convertible preferred stock (prior to our IPO) and common stock as liabilities, as they are freestanding derivative financial instruments. The warrants are recorded as liabilities at fair value, estimated using a Black-Scholes option pricing model, and are subject to re-adjustment at each balance sheet date, otherwise known as marked-to-market, with changes in the fair value of the warrants recorded in our statements of operations.

Stock-Based Compensation

        We account for stock-based compensation under Accounting Standards Codification, or ASC, 718, Accounting for Stock Based Compensation. All stock-based awards granted to nonemployees are accounted for at their fair value in accordance with ASC 718, and ASC 505, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, under which compensation expense is generally recognized over the vesting period of the award. Determining the amount of stock-based compensation to be required requires us to develop estimates of fair values of stock options as of the grant date.

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

        We also award restricted stock units ("RSUs") to employees and our board of directors (the "Board"). RSUs are generally subject to forfeiture if employment terminates prior to the completion of the vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. Cost associated with performance-based restricted stock units with a performance condition which affects the vesting is recognized only if the performance condition is probable of being satisfied.

Comparison of Years Ended December 31, 2017 and 2016

	Year ended December 31,
	2017	2016	Change
	(In thousands)
Operating expenses:
Research and development	$14,428	$20,929	$(6,501)
General and administrative	12,383	8,792	3,591

Total operating expenses	26,811	29,721	(2,910)

Other income (expense)
Interest income	282	117	165
Interest expense	(1,918)	(2,446)	528
Change in fair value of warrants	143	234	(91)

Total other income (expense), net	(1,493)	(2,095)	602
Loss before benefit from income taxes	(28,304)	(31,816)	3,512
Benefit from income taxes	—	3,075	(3,075)

Net loss	$(28,304)	$(28,741)	$437

        Research and development expenses.    Research and development expenses decreased by $6.5 million, or 31%, from $20.9 million for the year ended December 31, 2016 to $14.4 million for the year ended

December 31, 2017. This overall decrease in research and development expenses was primarily due to the following:

  •
  a decrease in clinical development expenses of $10.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. During the fourth quarter of 2016, we completed subject visits for our SECURE clinical trial. This decrease reflects reduced clinical trial activity in the year ended December 31, 2017 as compared to the year ended December 31, 2016 as we completed the close-out activities associated with our SECURE clinical trial, partially offset by;

  •
  an increase in manufacturing commercialization expenses of $3.6 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase reflects materials, labor and other costs associated with the scale-up process and the on-going qualification process of the commercial manufacturing equipment. During 2018, we expect these expenses to increase significantly due to the receipt of the 2017 CRL from the FDA in December 2017. Any related costs to validate and manufacture Twirla, will be recorded on as research and development expenses until we receive approval of our NDA for Twirla; and

  •
  an increase in regulatory expenses of $1.0 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase primarily represents external costs associated with the preparation of our NDA resubmission and response to the 2017 CRL.

        General and administrative expenses.    General and administrative expenses increased by $3.6 million, or 41%, from $8.8 million for the year ended December 31, 2016 to $12.4 million for the year ended December 31, 2017. This increase in general and administrative expense was primarily due to the following:

  •
  an increase in commercial development expense of $3.3 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase relates to the initiation of certain pre-commercialization activities such as brand building, advocacy and consulting. We have significantly scaled back our preparation for the commercialization of Twirla in order to preserve cash.

        Interest income.    Interest income comprises interest income earned on cash and cash equivalents.

        Interest expense.    Interest expense is primarily attributable to our term loan with Hercules for the years ended December 31, 2017 and 2016. Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loans and the accrual of the final payment due to Hercules. Interest expense decreased by $0.5 million, or 22% from $2.4 million for the year ended December 31, 2016 to $1.9 million for the year ended December 31, 2017. This decrease is primarily the result of a decrease in the principal outstanding under our term loan with Hercules for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

        Change in fair value of warrants.    Certain of our warrants to purchase shares of our convertible preferred stock (prior to our initial public offering, or IPO) and common stock (post-IPO) are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the convertible preferred stock warrants (prior to the IPO) and common stock warrants with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock. During the year ended December 31, 2017, we reported income of $0.1 million related to the decrease in the fair value of the warrants as compared to income of $0.2 million for the year ended December 31, 2016. The market price of our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrant liability.

        Benefit from income taxes.    Benefit from income taxes for the year ended December 31, 2016 represents the proceeds we received from the sale of New Jersey state net operating losses, or NOLs, as part of the Technology and Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused state NOLs are allowed to sell these NOLs to other companies. In November 2016, we completed the sale of New Jersey state NOLs totaling approximately $28.2 million and research and development credits totaling approximately $0.8 million for net proceeds of approximately $3.1 million.

Comparison of Years Ended December 31, 2016 and 2015

	Year ended December 31,
	2016	2015	Change
	(In thousands)
Operating expenses:
Research and development	$20,929	$25,622	$(4,693)
General and administrative	8,792	7,467	1,325

Total operating expenses	29,721	33,089	(3,368)

Other income (expense)
Interest income	117	5	112
Interest expense	(2,446)	(2,077)	(369)
Change in fair value of warrants	234	(110)	344
Loss on extinguishment of debt	—	(1,036)	1,036

Total other income (expense), net	(2,095)	(3,218)	1,123
Loss before benefit from income taxes	(31,816)	(36,307)	4,491
Benefit from income taxes	3,075	5,972	(2,897)

Net loss	$(28,741)	$(30,335)	$1,594

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

        Benefit from income taxes.    Benefit from income taxes for the years ended December 31, 2016 and 2015 represents the proceeds we received from the sale of New Jersey state NOLs as part of the Technology and Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused state NOLs are allowed to sell these NOLs to other companies. In November 2016, we completed the sale of New Jersey state NOLs totaling approximately $28.2 million and research and development credits totaling approximately $0.8 million for net proceeds of approximately $3.1 million. In November 2015, we completed the sale of New Jersey state NOLs totaling approximately $59.8 million and research and development credits totaling approximately $1.1 million for net proceeds of approximately $6.0 million.

Net Operating Losses and Tax Carryforwards

        As of December 31, 2017, we had approximately $202.1 million of federal and $68.8 million of state net operating loss carryforwards. We also potentially have federal and state research and development tax credits which would offset future taxable income. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. As of December 31, 2017, all of our net operating losses were fully offset by a valuation allowance.

        On December 22, 2017, the United States Congress and the Administration have approved a bill reforming the US corporate income tax code which will reduce our corporate tax rate from 34% to 21%. The rate reduction would generally take effect on January 1, 2018. The carrying value of our deferred tax assets is also determined by the enacted US corporate income tax rate. Consequently, any changes in the US corporate income tax rate will impact the carrying value of our deferred tax assets. Under new corporate income tax rate 21%, deferred income tax assets will decrease by $26.5 million and valuation allowance will decrease by $26.5 million. There was no net effect of the tax reform enactment on financial statements as of December 31, 2017.

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

        At December 31, 2017, we had cash and cash equivalents totaling $35.9 million. We invest our cash equivalents in highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

        The following table sets forth the primary sources and uses of cash for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash used in operating activities	$(24,560)	$(23,301)	$(25,478)
Net cash used in investing activities	(1,313)	(31)	(290)
Net cash provided by financing activities	13,075	37,687	19,981

Net (decrease) increase in cash and cash equivalents	$(12,798)	$14,355	$(5,787)

Operating Activities

        We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our primary product candidate Twirla was being developed. Net cash used in operating activities was $24.6 million for the year ended December 31, 2017 and consisted of a net loss of $28.3 million which was offset, in part, by non-cash compensation and non-cash interest expense of $4.3 million as well as a decrease in prepaid clinical trial costs of $1.8 million. Net cash used in operating activities was $23.3 million for the year ended December 31, 2016 and consisted of a net loss of $28.7 million which was offset, in part, by non-cash compensation and non-cash interest expense of $4.4 million as well as a decrease in prepaid clinical trial costs of $0.8 million. Net cash used in operating activities was $25.5 million for the year ended December 31, 2015 and consisted of a net loss of $30.3 million which was offset, in part, by non-cash stock compensation expense of $3.0 million and a loss on extinguishment of debt of $1.0 million. Cash used in operations in both 2016 and 2015 has been offset, in part, by the proceeds received from the sale of New Jersey NOLs. We began incurring expenses for the clinical development of AG200-SP in the third quarter of 2016. We have decided to postpone the planned Phase 2 clinical trial for AG200-SP and will continue to evaluate the timing for initiating dosing of subjects for the planned Phase 2 clinical trial, which is dependent on financial and other capital resources. The decreased clinical development expenses were offset by increased commercial development and commercial manufacturing expenses related to the initialization of pre-commercialization activities for Twirla.

Investing Activities

        Net cash used in investing activities for the years ended December 31, 2017, 2016 and 2015 was $1.3 million, $31,000 and $290,000, respectively. Cash used in investing activities for these years primarily represents the acquisition of equipment to be used in the commercialization of Twirla.

Financing Activities

        Net cash provided by financing activities for the year ended December 31, 2017 was $13.1 million which included net proceeds of $18.5 million received from the sale of 5,333,334 shares of common stock, offset, in part, by principal payments of $5.6 million under the Hercules Loan Agreement, which began on February 1, 2017. Net cash provided by financing activities for the year ended December 31, 2016 was $37.7 million which included net proceeds of $37.5 million received from the sale of 6,338,583 shares of common stock and $0.3 million from the exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2015 was $20.0 million which included net proceeds of $19.3 million from the private placement of approximately 3.4 million shares of our common stock, net proceeds of $16.3 million from a term loan with Hercules and the repayment of our term loan with Oxford of $15.8 million.

Funding Requirements and Other Liquidity Matters

        The resubmission of our NDA for Twirla was received by the FDA on June 26, 2017 and we received a CRL from the FDA on December 22, 2017. Under the FDA's regulations, we are entitled to request a Type A meeting with the FDA within 90 days of receiving a CRL, and the FDA has a goal to grant us a meeting date within 30 days of the meeting request. We have submitted a request for a Type A meeting to the FDA to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla. We plan to provide an update on the outcome of the Type A meeting after we receive the official meeting minutes from the FDA and we will then be better able to determine when we will resubmit our Twirla NDA.

        Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

  •
  seek marketing approval for Twirla;

  •
  establish a sales and marketing infrastructure to commercialize Twirla in the United States, if approved;

  •
  continue the equipment qualification and validation related to the expansion of Corium's manufacturing facility in preparation for potential commercial operations;

  •
  continue to evaluate additional line extensions for Twirla and initiate development of potential product candidates in addition to Twirla;

  •
  maintain, leverage and expand our intellectual property portfolio; and

  •
  add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

        In January 2018, in response to the 2017 CRL, we significantly scaled back equipment qualification and validation of our commercial manufacturing process and our other commercial pre-launch activities. Based on these actions and our current business plan, we believe that our cash and cash equivalents as of December 31, 2017 will be sufficient to meet our operating requirements through the end of 2018. Our current business plan assumes resubmission of our NDA for Twirla in the second quarter of 2018, a six-month FDA review of our NDA resubmission, and resumption of both pre-launch commercial activities and pre-validation and validation of our manufacturing process after Twirla approval, if the FDA approves Twirla. We will require additional capital to fund operating needs beyond 2018, including among other items, the completion of our commercialization plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. We cannot assure you that the FDA will approve Twirla, that the FDA's timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process. We may also need to raise additional funds prior to the end of 2018 if we choose to accelerate components of our commercial plan or we encounter any unforeseen events that affect our current business plan. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms and not enter into strategic collaborations, we may be required to curtail our current development programs, cut operating costs, forgo future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection. Because of the numerous risks and uncertainties associated with the development, including, among other things, manufacturing scale up, FDA review of the NDA for Twirla and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

  •
  the costs, timing and outcome of regulatory review of Twirla;

  •
  the costs of the equipment qualification and validation related to the expansion of Corium's manufacturing facility in preparation for potential commercial operations;

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

        We do not have any committed external source of funds. Until such time, if ever, as we can generate substantial cash flows from product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements.

Going Concern

        Pursuant to the receipt of the 2017 CRL, and the delay in the approval timeline for Twirla, our ability to continue operations after December 31, 2018 will depend on our ability to obtain additional funding, as to which no assurances can be given. Based upon the foregoing, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

        As of December 31, 2017, we had cash and cash equivalents of $35.9 million. We continue to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, whether through the issuance of equity or convertible debt securities, or any combination thereof, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including Twirla, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

        The audited financial statements as of December 31, 2017 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. The audited financial statements as of December 31, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations and commitments as of December 31, 2017 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Term loan	$12,217	$12,217	$—	$—	$—
Operating lease	591	200	391	—	—

Total	$12,808	$12,417	$391	$—	$—

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

        The First Amendment extended our option to draw down the second tranche of $8.5 million referred to as the "Second Term Loan Advance", of the term loan facility provided under the Hercules Loan, or the Term Loan, until March 31, 2017 and made the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions. The Hercules Loan Agreement was further amended in May 2017 to extend the period during which we could draw the second tranche of $8.5 million to January 31, 2018 and continues to make the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions. We are currently in discussions with Hercules to extend the period beyond March 31, 2017 during which the additional tranche of $8.5 million may be drawn. We cannot assure you that our discussions will ultimately be successful and, if such discussions result in an extension of the period in which we may draw the additional tranche of $8.5 million, we could incur additional fees payable to Hercules. The First Amendment also extended the interest-only payments until January 31, 2017, in connection with the first tranche of $16.5 million, or the First Term Loan Advance, and together with the Second Term Loan Advance, referred to as the Term Loan Advances.

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

Recent Accounting Pronouncements

        See Note 2 to our financial statements that discusses new accounting pronouncements.

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

        We had cash and cash equivalents of $35.9 million and $48.8 million at December 31, 2017 and December 31, 2016, respectively consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

        Our results of operations and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our loan agreement with Hercules. We do not believe we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would have resulted in approximately a $137,000 increase in interest expense for the year ended December 31, 2017.

Inflation Risk

        Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2017.

Item 8.    Financial Statements and Supplementary Data

Agile Therapeutics, Inc.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of Agile Therapeutics, Inc.

Opinion on the Financial Statements

        We have audited the accompanying balance sheets of Agile Therapeutics, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, statements of convertible preferred stock and changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has experienced delays in the approval of its product candidate and has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion of the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2010.
Iselin, New Jersey
March 12, 2018

Agile Therapeutics, Inc.

Balance Sheets

(in thousands, except par value and share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$35,952	$48,750
Prepaid expenses	762	2,768

Total current assets	36,714	51,518
Property and equipment, net	13,863	12,330
Other assets	18	18

Total assets	$50,595	$63,866

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,784	$2,050
Accrued expenses	852	3,644
Loan payable, curent portion	10,607	5,104
Warrant liability	29	172

Total current liabilities	14,272	10,970
Loan payable, long-term	—	10,607

Total liabilities	14,272	21,577

Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $.0001 par value, 150,000,000 shares authorized, 34,186,342 and 28,759,731 issued and outstanding at December 31, 2017 and 2016, respectively	3	3
Additional paid-in capital	258,092	235,754
Accumulated deficit	(221,772)	(193,468)

Total stockholders' equity	36,323	42,289

Total liabilities and stockholders' equity	$50,595	$63,866

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Year ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$14,428	$20,929	$25,622
General and administrative	12,383	8,792	7,467

Total operating expenses	26,811	29,721	33,089

Loss from operations	(26,811)	(29,721)	(33,089)

Other income (expense)
Interest income	282	117	5
Interest expense	(1,918)	(2,446)	(2,077)
Change in fair value of warrants	143	234	(110)
Loss on extinguishment of debt	—	—	(1,036)

Total other income (expense), net	(1,493)	(2,095)	(3,218)

Loss before benefit from income taxes	(28,304)	(31,816)	(36,307)
Benefit from income taxes	—	3,075	5,972

Net loss	$(28,304)	$(28,741)	$(30,335)

Net loss per share (basic and diluted)	$(0.91)	$(1.02)	$(1.38)

Weighted-average common shares (basic and diluted)	30,940,831	28,273,331	22,017,229

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders' Equity

(in thousands, except share data)

	Common Stock			Deficit Accumulated During the Development stage
	Number of Shares	Amount	Aditioanal Paid-in Capital		Stockholders' Equity
Balance December 31, 2014	18,634,872	$2	$170,396	$(134,392)	$36,006
Share-based compensation—stock expense	—	—	2,965	—	2,965
Issuance of common stock in Private Placement net of expenses	3,418,804	—	19,330	—	19,330
Fair value of common stock warrants issued with debt financing	—	—	1,184	—	1,184
Issuance of common stock upon exercise of options	261,936	—	593	—	593
Net loss	—	—	—	(30,335)	(30,335)

Balance December 31, 2015	22,315,612	2	194,468	(164,727)	29,743
Share-based compensation—stock options and RSUs	—	—	3,425	—	3,425
Vesting of RSUs	16,666	—	—	—	—
Issuance of common stock in public offering, net of expenses	6,338,583	1	37,527	—	37,528
Issuance of common stock upon exercise of options	88,870	—	334	—	334
Net loss	—	—	—	(28,741)	(28,741)

Balance December 31, 2016	28,759,731	3	235,754	(193,468)	42,289
Share-based compensation—stock options and RSUs	—	—	3,651	—	3,651
Vesting of RSUs	16,667	—	—	—	—
Issuance of common stock in public offering, net of expenses	5,333,334	—	18,535	—	18,535
Issuance of common stock upon exercise of options	76,610	—	152	—	152
Net loss	—	—	—	(28,304)	(28,304)

Balance December 31, 2017	34,186,342	$3	$258,092	$(221,772)	$36,323

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(28,304)	$(28,741)	$(30,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23	19	18
Noncash stock based compensation	3,651	3,425	2,965
Loss on extinguishment of debt	—	—	1,036
Noncash interest	667	946	590
Change in fair value of warrants	(143)	(234)	110
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,006	922	(1,209)
Accounts payable and accrued expenses	(2,460)	362	1,347

Net cash used in operating activities	(24,560)	(23,301)	(25,478)

Cash flows from investing activities:
Acquisition of property and equipment	(1,313)	(31)	(290)

Net cash used in investing activities	(1,313)	(31)	(290)
Cash flows from financing activities:
Proceeds from issuance term loan	—	—	16,265
Repayment of term loan	—	—	(15,784)
Principal payments of long-term debt	(5,612)	(985)	—
Return of prinicpal payments of long-term debt	—	985	—
Proceeds from issuance of common stock, in public offering, net of offering costs	18,535	37,528	—
Proceeds from issuance of common stock, in private placement, net of offering costs	—	—	19,330
Cash paid for debt financing costs	—	(175)	(423)
Proceeds from exercise of stock options	152	334	593

Net cash provided by financing activities	13,075	37,687	19,981

Net (decrease) increase in cash and cash equivalents	(12,798)	14,355	(5,787)
Cash and cash equivalents, beginning of year	48,750	34,395	40,182

Cash and cash equivalents, end of year	$35,952	$48,750	$34,395

Supplemental disclosure of noncash financing activities
Supplemental cash flow information
Interest paid during the year	$1,295	$1,500	$1,474
Cash paid for income taxes	$—	$—	$—
Non-cash transactions
Fair value of common stock warrants issued	$—	$—	$1,184
Property and equipment purchases included in accounts payable	$242	$—	$—

See accompanying notes.

Agile Therapeutics, Inc.

Notes to Financial Statements

December 31, 2017

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

        The Company's lead product candidate, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development. Substantially all of the Company's resources are currently dedicated to developing and seeking regulatory approval for Twirla. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company has incurred losses each year since inception. As of December 31, 2017, the Company had an accumulated deficit of approximately $221.8 million.

        The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings (see Note 8), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding. The Company expects to continue to incur net losses into the foreseeable future.

Going Concern

        On December 21, 2017, the Company received a complete response letter (the "2017 CRL") from the FDA citing deficiencies related to the manufacturing process for Twirla, and raising questions on the in vivo adhesion properties of Twirla and their potential relationship to the Company's phase 3 clinical trial results. The Company's ability to commercialize Twirla, and the timing of Twirla commercialization, is dependent on FDA's review of the Company's response to the 2017 CRL and its NDA for Twirla, and other items such as timely and successful completion of the validation of equipment for commercial manufacturing, ultimate FDA approval, and additional capital. In January 2018, following the Company's receipt of the 2017 CRL, the Company significantly scaled back its preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending its ability to address the 2017 CRL and receive approval of Twirla. The Company's current business plan assumes resubmission of its NDA for Twirla in the second quarter of 2018, a six-month FDA review of its NDA resubmission, and resumption of both pre-launch commercial activities and pre-validation and validation of the Company's manufacturing process after Twirla approval, if the FDA approves Twirla. The Company will require additional capital to fund operating needs beyond 2018, including among other items, the resumption and completion of our commercialization plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of its other potential product candidates. The Company cannot assure you that the FDA will approve Twirla, that the FDA's timeline for review will be within six months, or that the Company

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

(in thousands, except share and per share data)

1. Organization and Description of Business (Continued)

along with Corium, its third-party manufacturer, will be able to complete validation of the Company's commercial manufacturing successfully and in a timely manner.

        The Company's ability to continue operations after December 31, 2018 will depend on its ability to obtain additional funding, as to which no assurances can be given. There can be no assurance that any financing by the Company can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, there is substantial doubt about the Company's ability to continue as a going concern.

        As of December 31, 2017, the Company had cash and cash equivalents of $35.9 million. The Company continues to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. The Company's future success depends on its ability to raise capital and/or implement the various strategic alternatives discussed above. The Company cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company's current shareholders may experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company may be required to curtail its current development programs, cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

        The audited financial statements as of December 31, 2017 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company's ability to continue as a going concern is dependent upon its uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. The accompanying financial statements as of December 31, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Polices

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

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

        The Company maintains balances with financial institutions in excess of the Federal Deposit Insurance Corporation limit.

Fair Value of Financial Instruments

        In accordance with Accounting Standards Codification ("ASC") 825, Financial Instruments, disclosures of fair value information about financial instruments are required, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Cash and cash equivalents are carried at fair value (see Note 3).

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

December 31, 2017

(in thousands, except share and per share data)

2. Summary of Significant Accounting Polices (Continued)

Long-Lived Assets

        In accordance with ASC 360, Property, Plant and Equipment, the Company's policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe that there has been any impairment of the carrying value of any long-lived assets as of December 31, 2017.

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

Deferred Financing Costs

        Costs directly attributable to the Company's term loan (see Note 7) are deferred and reported as a reduction of the related term loan. These costs represent legal fees and other costs related to the term loan and are being amortized over the term of the loan. Amortization of deferred financing costs charged to interest expense was approximately $239, $256 and $211 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

December 31, 2017

(in thousands, except share and per share data)

2. Summary of Significant Accounting Polices (Continued)

value of its warrant liability using the Black-Scholes option pricing model with changes in fair value recognized as increases or reductions to other income (expense) in the statement of operations.

        In connection with the completion of the Company's initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock. Warrants with non-standard anti-dilution provisions (referred to as down round protection) are classified as liabilities and re-measured each reporting period. As of December 31, 2017, there were outstanding 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

        The warrants issued in connection with the Company's debt financing completed in February 2015 (see Note 7) are classified as a component of stockholders' equity. The value of such warrants was determined using the Black-Scholes option-pricing model. As of December 31, 2017, there were outstanding 180,274 warrants to purchase common stock at $5.89 per share related to this debt financing. These warrants expire on February 24, 2020.

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

        The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no uncertain tax positions as of December 31, 2017 that qualifies for either recognition or disclosure in the financial statements under this guidance.

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

December 31, 2017

(in thousands, except share and per share data)

2. Summary of Significant Accounting Polices (Continued)

        The Company also awards restricted stock units ("RSUs") to employees and its board of directors (the "Board"). RSUs are generally subject to forfeiture if employment terminates prior to the completion of the vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. Cost associated with performance-based restricted stock units with a performance condition which affects the vesting is recognized only if the performance condition is probable of being satisfied.

        Awards for consultants are accounted for under ASC 505-50, Equity Based Payments to Non-Employees. Any compensation expense related to consultants is marked-to-market over the applicable vesting period as they vest.

        Prior to May 22, 2014, the Company utilized various methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its stock. The methodologies included an option pricing method and a probability-weighted expected return methodology that determined an estimated value under an initial public offering ("IPO") scenario and a sale scenario based upon an assessment of the probability of occurrence of each scenario. Each valuation methodology includes estimates and assumptions that require the Company's judgment. These estimates include assumptions regarding future performance, including the successful completion of clinical trials and the time to completing an IPO or sale of the Company. As with any valuation, significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

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

December 31, 2017

(in thousands, except share and per share data)

2. Summary of Significant Accounting Polices (Continued)

        The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive (in common equivalent shares):

	Year Ended December 31,
	2017	2016	2015
Common stock warrants	242,779	242,779	242,779
Unvested restricted stock units	264,361	33,334	—
Common stock options	3,805,305	2,844,970	2,165,065

Total	4,312,445	3,121,083	2,407,844

Recent Accounting Pronouncements

        From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on our consolidated financial statements or disclosures.

        In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) , which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted effective January 1, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers to clarify the codification or to correct unintended application of guidance. In September and November 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) and ASU 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) which amends certain aspects of the new revenue recognition standard. As the

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

(in thousands, except share and per share data)

2. Summary of Significant Accounting Polices (Continued)

Company has not recognized any revenue to date, the adoption did not have any impact on the Company's financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) which amends certain aspects of the new lease standard. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company's financial statements.

        In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to change the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This Update is the final version of Proposed ASU 2016-360—Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting, which has been deleted. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company's financial statements.

        In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception." This ASU eliminates the requirement to consider "down round" features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity's own stock. ASU 2017-11 is effective for annual periods beginning after December 31, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on its financial statements.

        Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying consolidated financial statements.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

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

        The following tables set forth the Company's financial instruments measured at fair value by level within the fair value hierarchy as of December 31, 2017 and 2016:

	Level 1	Level 2	Level 3
2017
Assets:
Cash equivalents	$35,870	$—	$—

Total assets at fair value	$35,870	$—	$—

Liabilities:
Common stock warrants	$—	$—	$29

Total liabilities at fair value	$—	$—	$29

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

(in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

	Level 1	Level 2	Level 3
2016
Assets:
Cash equivalents	$48,659	$—	$—

Total assets at fair value	$48,659	$—	$—

Liabilities:
Common stock warrants	$—	$—	$172

Total liabilities at fair value	$—	$—	$172

        The significant assumptions used in preparing the option pricing model for valuing the Company's warrants as of December 31, 2017 include (i) volatility (70.0%), (ii) risk free interest rate of 1.89% (estimated using treasury bonds with a 2-year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($2.69) and (v) expected life (2 years).

        The significant assumptions used in preparing the option pricing model for valuing the Company's warrants as of December 31, 2016 include (i) volatility (75.0%), (ii) risk free interest rate of 1.47% (estimated using treasury bonds with a 3-year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($5.70) and (v) expected life (3 years).

        The following is a roll forward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2014	$296
Change in fair value	110

Ending balance at December 31, 2015	406
Change in fair value	(234)

Ending balance at December 31, 2016	172
Change in fair value	(143)

Ending balance at December 31, 2017	$29

        There were no transfers between Level 1, 2 or 3 during 2017 or 2016. If the Company's estimates regarding the fair value of its warrants are inaccurate, a future adjustment to these estimated fair values may be required. Additionally, these estimated fair values could change significantly.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

(in thousands, except share and per share data)

4. Prepaid Expenses

        Prepaid expenses consist of the following:

	December 31,
	2017	2016
Prepaid clinical trial expense	$205	$2,005
Prepaid insurance	388	665
Other	169	98

Total prepaid expenses	$762	$2,768

5. Property and Equipment

        Property and equipment, consisting of manufacturing, office and computer equipment, is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line, method over the estimated useful lives of the assets. Property and equipment consist of the following:

	December 31,
	2017	2016	Estimated Life
Office equipment	$49	$55	3 - 10 years
Computer equipment	175	133	3 years
Manufacturing equipment	13,985	12,465	5 years

	14,209	12,653
Less: accumulated depreciation	(346)	(323)

Property and equipment	$13,863	$12,330

        As December 31, 2017 and 2016, manufacturing equipment includes approximately $13.8 million and $12.4 million, respectively, of equipment which is in the process of being constructed and qualified and is not currently being depreciated.

6. Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2017	2016
Employee bonuses	$215	$1,041
Accrued clinical trial costs	—	1,908
Accrued interest payable	451	292
Accrued professional fees and other	186	403

Total accrued liabilities	$852	$3,644

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

(in thousands, except share and per share data)

7. Loan and Security Agreements

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

Hercules Capital, Inc.

        In February 2015, the Company entered into a loan and security agreement (the "Hercules Loan") with Hercules Capital, Inc. ("Hercules") for a term loan of up to $25.0 million. In August 2016, the Company entered into the First Amendment to Loan and Security Agreement (the "First Amendment") with Hercules which amends certain terms of the Hercules Loan. In May 2017, the Company entered into the Second Amendment to Loan and Security Agreement (the "Second Amendment") with Hercules which further amended certain terms of the Hercules Loan. A first tranche of $16.5 million was funded upon execution of the Hercules Loan, approximately $15.5 million of which was used to repay the Company's existing term loan with Oxford.

        The First Amendment extended the Company's option to draw down the second tranche of $8.5 million (the "Second Term Loan Advance") of the term loan facility provided under the Hercules Loan (the "Term Loan") until March 31, 2017, and made the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions. The Second Amendment further extended the Company's option to draw the Second Term Loan Advance until January 31, 2018, and continues to make the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions. The First Amendment also extended the interest-only payments until January 31, 2017, in connection with the first tranche of $16.5 million (the "First Term Loan Advance" and together with the Second Term Loan Advance, the "Term Loan Advances"). The Company is currently in discussions with Hercules to extend the period during which the additional tranche of $8.5 million may be drawn. The Company can make no assurances that its discussions will ultimately be successful and, if such discussions result in an extension of the periods in which the Company may draw the additional tranche of $8.5 million, the Company could incur additional fees to Hercules.

        The First Amendment provides the Term Loan will mature on December 1, 2018. As a result of the First Amendment, and in connection with the extension of the interest-only period from the First Term Loan Advance, Hercules returned to the Company the principal payments paid by the Company

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

(in thousands, except share and per share data)

7. Loan and Security Agreements (Continued)

in July and August 2016, which such returned payments will once again constitute outstanding Term Loan advances under the Hercules Loan. In connection with the execution of the First Amendment, the Company paid Hercules a facility fee of $165. The facility fee represents a debt issue cost which is being reflected as a reduction to the carrying amount of loan payable in accordance with ASU 2015-03. Such issue costs are being amortized to interest expense over the life of the loan using the effective interest method. As of December 31, 2017, $10.9 million and $0 are recorded on the balance sheet in Loan payable, current portion and Loan payable, long-term, respectively. As of December 31, 2016, $5.6 million and $10.9 million are recorded on the balance sheet in Loan payable, current portion and Loan payable, long-term, respectively. As of December 31, 2017 and December 31, 2016, the Company had outstanding borrowings of $10.9 million and $16.5 million, respectively, related to the Hercules Loan.

        The Hercules Loan accrues interest at a rate of the greater of 9.0% or 9.0% plus Prime minus 4.25% and is payable monthly. Principal is due in 23 consecutive monthly installments beginning on February 1, 2017 and ending on December 1, 2018. In addition, the Company is required to make a final payment of approximately $611 on the maturity date of the Hercules Loan (December 1, 2018). The amount of the end of term final payment is being accrued over the loan term as interest expense.

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

        The Company allocated the proceeds of $16.5 million in accordance with ASC 470 based on the relative fair values. The relative fair value of the warrants of approximately $1.2 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The significant assumptions used in preparing the option pricing model for valuing the Company's warrant issued to Hercules include (i) volatility (75.0%), (ii) risk free interest rate of 1.22% (estimated using treasury bonds with a 4-year life), (iii) strike price ($5.89) for the common stock warrant, (iv) fair value of common stock ($9.82) and (v) expected life (4 years). The discount on the debt is being amortized to interest expense over the term of the debt.

        As a result of the repayment of the Oxford Loan, the Company recorded a loss on the extinguishment of debt of approximately $1.0 million on the Company's statement of operations for the year ended December 31, 2015, representing a prepayment premium, the unamortized discount of the Oxford Loan and the write off of deferred financing costs.

        Interest expense on the Oxford Loan and the Hercules Loan including the accretion of the value of the related warrants, accrual of term loan back-end fee and amortization of the deferred financing

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

(in thousands, except share and per share data)

7. Loan and Security Agreements (Continued)

costs was approximately $1.9 million, $2.4 million and $2.1 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

8. Stockholders' Equity

        The Company's Certificate of Incorporation, among other things: (i) authorizes 150,000,000 shares of common stock; (ii) authorizes 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Board in one or more series; (iii) provides that the Board be divided into three classes with staggered three-year terms, with one class of directors to be elected at each annual meeting of the Company's stockholders; (iv) provides that directors may only be removed with cause and only upon the affirmative vote of holders of at least 75% of the voting power of all then-outstanding shares of capital stock of the Company entitled to vote generally in the election of directors; (v) provides that only the Board, the chairman of the Board or the chief executive officer may call a special meeting of stockholders; and (vi) requires that any action instituted against the Company's officers or directors in connection with their service to the Company be brought in the State of Delaware.

2015 Private Placement of Common Stock

        In January 2015, the Company completed a private placement of approximately 3.4 million shares of common stock at $5.85 per share. Proceeds from the Company's private placement, net of commissions and other offering costs, were approximately $19.3 million. Two of the Company's stockholders, who are also affiliated with members of the Board, purchased a total of 1,623,932 shares of common stock for approximately $9.5 million in the private placement.

Shelf Registration Statement

        On June 19, 2015, the Company filed a universal shelf registration statement with the Securities and Exchange Commission ("SEC") for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million (the "2015 Shelf Registration Statement"). On July 1, 2015, the 2015 Shelf Registration Statement was declared effective by the SEC. The Company completed an offering of common stock in both January 2016 and August 2017 utilizing the 2015 Shelf Registration Statement. In the future, the Company may also periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2015 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

2016 Public Offering of Common Stock

        In January 2016, the Company completed an underwritten public offering of 5,511,812 shares of its common stock at a public offering price of $6.35 per share. In February 2016, the underwriters of the public offering of common stock exercised in full their option to purchase an additional 826,771 shares of common stock at the public offering price of $6.35 per share, less underwriting discounts and

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

(in thousands, except share and per share data)

8. Stockholders' Equity (Continued)

commissions. A total of 6,338,583 shares of common stock were sold in the public offering resulting in total net proceeds of approximately $37.5 million. One of the Company's stockholders, who is also affiliated with a member of the Board, purchased 393,700 shares of common stock for approximately $2.5 million in the public offering.

2017 Public Offering of Common Stock

        In August 2017, the Company completed an underwritten public offering of 5,333,334 shares of its common stock at a public offering price of $3.75 per share. Proceeds from this offering, net of underwriting discounts, commissions and other offering costs were approximately $18.5 million.

9. Equity Incentive Plans

Stock options

        The Company had granted stock options under an amended and restated 1997 Equity Incentive Plan (the "1997 Plan") and a 2008 Equity Incentive Plan (the "2008 Plan"). The plans provided for the granting of incentive and non-statutory options and stock awards to consultants, directors, officers and employees. Such options are exercisable for a period of ten years and generally vest over a four-year period. In conjunction with the adoption of the 2008 Plan in April 2008, no additional grants were made from the 1997 Plan and issued options from the 1997 Plan remain outstanding. In 2014, the Board approved the 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan is the successor to the Company's 2008 Plan and 1997 Plan. In conjunction with the adoption of the 2014 Plan in 2014, no additional grants were made from the 2008 Plan and options from the 1997 Plan and the 2008 Plan remain outstanding. As of December 31, 2017, there were 211,141 shares available for future grant under the 2014 Plan.

        Through December 31, 2017, the Company granted options to certain employees and nonemployees to purchase shares of common stock at exercise prices ranging from $0.71 to $285.71 per share. The Company recorded noncash stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 based on the fair market value of the options and shares granted at the grant date. Stock-based compensation expense was as follows:

	Year Ended December 31,
	2017	2016	2015
Research and development	$1,184	$1,063	$1,161
General and administrative	2,467	2,362	1,804

Total	$3,651	$3,425	$2,965

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

(in thousands, except share and per share data)

9. Equity Incentive Plans (Continued)

        The following assumptions were used to compute employee stock-based compensation under the Black-Scholes option pricing model:

	2017	2016	2015
Risk-free interest rate	2.27%	1.48%	1.92%
Expected volatility	73.9%	75.0%	75.0%
Expected dividend yield	0%	0%	0%
Expected life (in years)	6.25	6.25	6.25

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

        As of December 31, 2017, the unrecorded deferred stock-based compensation balance related to stock options was approximately $4.5 million and will be recognized over an estimated weighted-average amortization period of 1.62 years. The weighted average grant date fair value of options granted during the year ended December 31, 2017 was $1.75.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

(in thousands, except share and per share data)

9. Equity Incentive Plans (Continued)

        The following table summarizes the options outstanding, options vested and the options exercisable as of December 31, 2017, 2016 and 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	2,165,065	$7.19
Options granted	825,500	6.31
Options exercised	(88,870)	3.76
Options cancelled/forfeited	(56,725)	10.90

Options outstanding at December 31, 2016	2,844,970	6.97	7.5
Options granted	1,145,750	2.64
Options exercised	(76,610)	1.98
Options cancelled/forfeited	(108,805)	7.62

Options outstanding at December 31, 2017	3,805,305	5.74	7.4	$612,000

Options exercisable at December 31, 2017	2,054,538	6.98	6.2	$228,000

Vested and expected to vest at December 31, 2017	3,805,305	5.74	7.4	$612,000

        Intrinsic value in the above table was calculated as the difference between the Company's stock price at December 31, 2017, of $2.69, and the exercise price, multiplied by the number of options. Intrinsic value for options exercised during 2017 amounts to approximately $159,000.

Restricted stock

        In February 2016, the Company granted 50,000 RSUs to an employee of the Company, 16,666 RSUs vested on the grant date, 16,667 RSUs vested in February 2017 and the remaining 16,667 RSUs vested in February 2018.

        During the year ended December 31, 2017, the Company granted a total of 247,694 RSUs to executive officers and directors of the Company. These RSUs vest ratably over a two-year period for the executive officers and on the one-year anniversary of the grant date for the directors.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

(in thousands, except share and per share data)

9. Equity Incentive Plans (Continued)

        The following table shows the Company's restricted stock activity during the years ended December 31, 2017, 2016 and 2015:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock outstanding at December 31, 2015	—	$—
Granted	50,000	5.93
Vested	(16,666)	5.93	$99
Cancelled/forfeited	—	—

Restricted stock outstanding at December 31, 2016	33,334	5.93
Granted	247,694	2.97
Vested	(16,667)	5.93	$38
Cancelled/forfeited	—	—

Restricted stock outstanding at December 31, 2017	264,361	3.16

        In addition to the RSUs detailed in the table above, during 2017 the Company granted up to 260,000 shares of performance-based restricted stock units ("Performance Units") under the Company's 2014 Incentive Compensation Plan, to executive officers which are primarily contingent upon achievement of performance goals during the performance period beginning on the date of grant and ending on December 31, 2018 as set forth in each officer's performance unit agreement. For awards with a performance condition which affects the vesting of the Performance Units, cost is recognized only if the performance condition is probable of being satisfied. Given the uncertainty of the achievement of the performance goals during the performance period, the Company has not recorded compensation expense related to these awards for the year ended December 31, 2017. These performance-based restricted stock units expired and were subsequently replaced with new awards in January 2018 (see Note 13).

10. Income Taxes

        On December 22, 2017, the President of the United States signed into law an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as "the Tax Cuts and Jobs Act"), which introduced a comprehensive set of tax reforms. The Tax Cuts and Jobs Act significantly revises U.S. tax law by, among other provisions, lowering the Company's corporate tax rate from 34% to 21% and eliminating or reducing certain income tax deductions.

        The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Cuts and Jobs Act's provisions, the Company recorded the tax effects of the Tax Cuts and Jobs Act on a provisional basis

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

(in thousands, except share and per share data)

10. Income Taxes (Continued)

based on a reasonable estimate, and will, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

        The Tax Cuts and Jobs Act did not have a material impact on the Company's financial statements since its net deferred tax assets are fully offset by a valuation allowance and the Company does not have any off shore earnings from which to record the mandatory transition tax. However, given the significant complexity of the Tax Cuts and Jobs Act, anticipated guidance from the U.S. Treasury about implementing the Tax Cuts and Jobs Act, and the potential for additional guidance from the FASB related to the Tax Cuts and Jobs Act, these estimates may be adjusted during the measurement period. The provisional amounts were based on the Company's present interpretations of the Tax Cuts and Jobs Act and currently available information, including assumptions and expectations about future events, such as its projected financial performance, and are subject to further refinement as additional information becomes available (including the Company's actual results of operations for the year ending December 31, 2017, as well as potential new or interpretative guidance issued by the FASB or the Internal Revenue Service and other tax agencies) and further analyses are completed. The Company continues to analyze the changes in certain income tax deductions, and gather additional data to compute the full impacts on the Company's deferred and current tax assets and liabilities.

        As of December 31, 2017, the Company had available net operating loss carryforwards ("NOLs") of approximately $202.1 million and $68.8 million for federal and state income tax reporting purposes, respectively, which are available to offset future federal and state taxable income, if any, through 2037. The Company also has research and development tax credit carryforwards of approximately $5.4 million and $0.9 million for federal and state income tax reporting purposes, respectively, which are available to reduce federal and state income taxes, if any, through 2037 and state income taxes, if any, through 2032.

        The Internal Revenue Code of 1986, as amended (the "Code") provides for a limitation on the annual use of NOLs and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes, as defined by the Code that could significantly limit the Company's ability to utilize these carryforwards. At this time, the Company has not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since the Company's formation, due to the costs and complexities associated with such a study. The Company is likely to have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company may not be able to take full advantage of these carryforwards for federal and state income tax purposes.

        The Company does not have any significant unrecognized tax benefits.

        As of December 31, 2017, the Company has not accrued interest or penalties related to uncertain tax positions. The Company's tax returns for the years ended December 31, 2014 through December 31, 2016 are still subject to examination by major tax jurisdictions. However, the Internal

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

(in thousands, except share and per share data)

10. Income Taxes (Continued)

Revenue Service ("IRS") and state tax jurisdictions can audit the NOLs generated in prior years in the years that those NOLs are utilized.

        For all years through December 31, 2017, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment in known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$47,427	$63,068
Research credit carryforward	6,296	5,284
Stock options and other	2,296	2,250

Total gross deferred tax assets	56,019	70,602
Valuation allowance for deferred tax assets	(56,019)	(70,602)

Net deferred tax assets	$—	$—

        The gross deferred tax assets and the valuation allowance shown above represent the items which reduce the income tax benefit which would result from applying the federal statutory tax rate to the pretax loss and cause no income tax expense or benefit to be recorded for the years ended December 31, 2017 and 2016.

        The net change in the valuation allowance for the years ended December 31, 2017 and 2016 was a decrease of $14.6 million and an increase of $10.4 million, respectively. The decrease in 2017 related primarily to the change in the Federal tax rate as discussed earlier under the Act. The increase in 2017 related primarily to net operating losses incurred by the Company which are not currently deductible.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

(in thousands, except share and per share data)

10. Income Taxes (Continued)

        A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

	December 31,
	2017	2016	2015
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income tax benefit, net of federal benefit	6.0%	6.0%	6.0%
Research and development tax credits	3.0%	2.0%	2.0%
Effect of tax rate changes	–94.0%	0.0%	0.0%
Other	–1.0%	1.0%	–2.0%
Decrease (increase) to valuation allowance	52.0%	–33.0%	–24.0%

Effective income tax rate	0.0%	10.0%	16.0%

Sale of New Jersey Net Operating Losses

        The Company received approval to sell a portion of the Company's New Jersey NOLs as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other companies. In December 2016, the Company completed the sale of NOLs totaling approximately $28.2 million and research and development credits totaling approximately $0.8 million for net proceeds of approximately $3.0 million. Such proceeds are reflected as a tax benefit for the year ended December 31, 2016. On November 30, 2015, the Company completed the sale of NOLs totaling approximately $59.8 million and research and development credits totaling $1.1 million for net proceeds of approximately $6.0 million. Such proceeds are reflected as a tax benefit for the year ended December 31, 2015. On February 27, 2014, the Company completed the sale of NOLs totaling approximately $39.1 million and research and development credits totaling approximately $0.4 million for net proceeds of approximately $3.6 million. Such proceeds are reflected as a tax benefit for year ended December 31, 2014.

11. Related Party Transactions

        Between March 17, 2014 and July 6, 2016, one of the Managing Partners of SmartPharma LLC ("SmartPharma"), an entity which provides commercial and business development consulting services to the Company, served as Chief Commercial Officer of the Company. In connection with the appointment of this individual as Chief Commercial Officer, the Company amended its consulting agreement with SmartPharma to remove this individual from the list of persons providing service under the consulting agreement. SmartPharma invoiced the Company approximately $0, $3 and $73 of fees for the years ended December 31, 2017, 2016 (through July 6, 2016) and 2015, respectively. In connection with the resignation of our Chief Commercial Officer who was affiliated with SmartPharma on July 6, 2016, the Company appointed a new Chief Commercial Officer.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

(in thousands, except share and per share data)

12. Commitments and Contingencies

Operating Leases

        The Company leases approximately 8,200 square feet of office space in Princeton, NJ. The current term of the lease is for a five-year period ending on November 30, 2020. The Company has the right to terminate the lease after November 30, 2018 under certain circumstances as defined in the lease.

        Rent expense was approximately $193, $195 and $163 for the years ended December 31, 2017, 2016 and 2015, respectively.

        Future minimum annual lease commitments under the non-cancelable operating lease in effect as of December 31, 2017 are as follows:

2018	$200
2019	200
2020	191
2021	—
2022	—

Total	$591

Legal Proceedings

        On January 6, 2017, and January 20, 2017, two previously disclosed complaints captioned Peng v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-119 (D.N.J.), and Lichtenthal v. Agile Therapeutics, Inc., Alfred Altomari, and Elizabeth Garner, No. 17-cv-405 (D.N.J.), respectively, were filed in the United States District Court for the District of New Jersey on behalf of a putative class of investors who purchased shares of the Company's common stock from March 9, 2016, through January 3, 2017. The complaints alleged violations of the federal securities laws based on public statements made regarding the Company's Phase 3 SECURE clinical trial and sought an unspecified amount of damages to be determined at trial. The Company denied all allegations in the complaints. On May 15, 2017, the complaints were consolidated the lawsuits as In re Agile Therapeutics, Inc. Securities Litigation, Master File No. 17-cv-119 (D.N.J.), and Hoyt W. Clark was appointed as a class representative for the putative class. On June 26, 2017, Mr. Clark agreed to dismiss the consolidated case voluntarily, without payment by the Company of any consideration and with each side bearing its own attorneys' fees and costs. The presiding judge dismissed the consolidated action with prejudice as to all defendants on July 13, 2017.

        The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. As of December 31, 2017, the Company has not recorded a provision for any contingent losses.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2017

(in thousands, except share and per share data)

13. Subsequent Events

Sale of New Jersey Net Operating Losses

        In January 2018, the Company received net proceeds of approximately $0.5 million in non-dilutive financing through the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program enables approved biotechnology companies to sell their unused Net Operating Loss Carryovers and unused Research and Development Tax Credits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey. The New Jersey Economic Development Authority and the New Jersey Department of the Treasury's Division of Taxation administer the Program. The Company intends to use the proceeds from the sale for working capital purposes. The Company has now reached the maximum lifetime benefit of $15.0 million under the Program and will no longer be eligible to participate in the Program.

Performance Based Restricted Stock Awards

        In January 2018, the Company granted up to 365,000 shares of performance-based restricted stock units ("Performance Units") under the Company's 2014 Incentive Compensation Plan primarily to executive officers which are largely contingent upon the achievement of performance goals during the performance period beginning on the date of grant and ending on December 31, 2019 as set forth in each individual's performance unit agreement. Performance Units granted in January 2018 replaced Performance Units granted in April 2017 which expired.

14. Quarterly Data (Unaudited)

        The following tables summarize the quarterly results of operations for each of the quarters in 2017 and 2016. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth herein (in thousands, except per share amounts).

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenue	$—	$—	$—	$—
Operating expenses	$7,126	$6,996	$6,701	$5,988
Net loss	$(7,516)	$(7,446)	$(7,102)	$(6,240)
Basic and diluted net loss per common share	$(0.26)	$(0.26)	$(0.22)	$(0.18)

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenue	$—	$—	$—	$—
Operating expenses	$6,980	$7,841	$7,091	$7,809
Net loss	$(7,318)	$(8,418)	$(7,804)	$(5,201)
Basic and diluted net loss per common share	$(0.27)	$(0.29)	$(0.27)	$(0.18)

        The net loss and basic and diluted net loss per share for the quarters ended December 31, 2017 and 2016 include a tax benefit of $0 and $3.1 million, respectively, from the sale of New Jersey state NOLs. (see Note 10).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

        Based on its evaluation, our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  (c)    Exhibits

        The list of exhibits filed with this report is set forth in the Exhibit Index following the signature pages and is incorporated herein by reference.

Exhibit Number
3.1		Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference, Exhibit 3.1 to Company's Current Report on Form 8-K, file number 001-36464, filed May 30, 2014.)

3.2		Amended and Restated Bylaws of the Registrant. (Incorporated by reference, Exhibit 3.2 to Company's Current Report on Form 8-K, file number 001-36464, filed May 30, 2014.)

4.1		Specimen Certificate evidencing shares of Registrant's common stock. (Incorporated by reference, Exhibit 4.1 to Company's Third Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 9, 2014.)

4.2		Fifth Amended and Restated Registration Rights Agreement, dated as of July 18, 2012, by and among the Registrant and the parties listed therein, as modified by the Amendment to Registration Rights Agreement, dated as of May 5, 2014, by and among the Registrant and the parties listed therein. (Incorporated by reference, Exhibit 4.2 to Company's Third Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 9, 2014.)

4.3		Form of Warrant to Purchase Shares of Series C preferred stock, as modified by the First Amendment to Warrant to Purchase Stock, dated January 31, 2014. (Incorporated by reference, Exhibit 4.3 to Company's First Amendment of Registration Statement on Form S-1, file number 333-194621, filed on April 17, 2014.)

4.4		Warrant Agreement between Agile Therapeutics, Inc. and Hercules Technology Growth Capital, Inc., dated February 24, 2015 (Incorporated by reference, Exhibit 4.1 to Company's form 8-K, file number 001-36464, filed on February 24, 2015.)

10.1	+	Form of Indemnification Agreement. (Incorporated by reference, Exhibit 10.1 to Company's Second Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 5, 2014.)

10.2	+	Agile Therapeutics, Inc. Amended and Restated 1997 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder. (Incorporated by reference, Exhibit 10.2 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.3	+	Agile Therapeutics, Inc. Amended and Restated 2008 Equity Incentive Plan and form of Nonqualified Stock Option Agreement and form of Incentive Stock Option Agreement thereunder. (Incorporated by reference, Exhibit 10.3 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.4	+	Agile Therapeutics, Inc. 2014 Incentive Compensation Plan and form of Stock Option Agreement, form of Non-Employee Director Stock Option Agreement and form of Restricted Stock Unit Issuance Agreement thereunder. (Incorporated by reference, Exhibit 10.4 to Company's Third Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 9, 2014.)

10.5	+	Form of Performance Unit Issuance Agreement (Incorporated by reference, Exhibit 10.1 to Company's form 8-K, file number 001-36464, filed on April 17, 2017.)

10.6	+	Employment Agreement, dated April 12, 2016, by and between the Registrant and Alfred Altomari. (Incorporated by reference, Exhibit 10.2 to Quarterly Report on Form 10-Q, file number 001-36464, filed on May 9, 2016.)

Exhibit Number
10.7	+	Employment Agreement, dated April 12, 2016, by and between the Registrant and Scott Coiante. (Incorporated by reference, Exhibit 10.3 to Company's Quarterly Report on Form 10-Q, file number 001-36464, filed on May 9, 2016.)

10.8	+	Employment Agreement, dated April 12, 2016, by and between the Registrant and Dr. Elizabeth Garner. (Incorporated by reference, Exhibit 10.4 to Company's Quarterly Report on Form 10-Q, file number 001-36464, filed on May 9, 2016.)

10.9	+	Form of Employment Agreement entered into with non-named executive officers. (Incorporated by reference, Exhibit 10.1 to Company's Quarterly Report on Form 10-Q, file number 001-36464, filed on May 9, 2016.)

10.10	*	Development, License and Commercialization Agreement, dated October 18, 2006, by and between the Registrant and Corium International, Inc. as modified by the Addendum to the Development, License and Commercialization Agreement, dated January 10, 2012, by and between the Registrant and Corium International, Inc. and Addendum No. 2 to Development, License and Commercialization Agreement, dated February 6, 2013, by and between the Registrant and Corium International, Inc. (Incorporated by reference, Exhibit 10.9 to Company's Second Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 5, 2014.)

10.11		Loan and Security Agreement, dated December 14, 2012, by and between the Registrant and Oxford Finance LLC, as modified by the First Amendment to the Loan and Security Agreement, dated January 31, 2014, by and between the Registrant and Oxford Finance LLC. (Incorporated by reference, Exhibit 10.9 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.12		Consulting Agreement, dated October 16, 2009, by and between the Registrant and SmartPharma LLC, as modified by the Amendment to Consulting Agreement, dated February 22, 2013, by and between the Registrant and SmartPharma LLC, and Amendment No. 2 to Consulting Agreement, dated March 1, 2014, by and between the Registrant and SmartPharma LLC. (Incorporated by reference, Exhibit 10.10 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.13		Lease Agreement, dated November 19, 2010, by and between the Registrant and Bunn Farm Associates, LLC, as modified by the Lease Amendment, dated November 20, 2012, by and between the Registrant and Bunn Farm Associates, LLC, and the Second Lease Amendment, dated July 24, 2013, by and between the Registrant and Bunn Farm Associates, LLC., (Incorporated by reference, Exhibit 10.11 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.14		Third Lease Amendment, dated August 24, 2015, by and between the Registrant and Bunn Farm Associates, LLC. (Incorporated by reference, Exhibit 10.1 to Company's Quarterly Report on Form 10-Q, file number 001-36464, filed on November 9, 2015.)

10.15		Fourth Lease Amendment, dated April 22, 2016, by and between the Registrant and Bunn Farm Associates, LLC., and Fifth Lease Amendment dated December 1, 2016, by and between the Registrant and Bunn Farm Associates, LLC.

10.16		Stock Purchase Agreement, dated as of January 19, 2015, by and among the Registrant and the accredited investors identified in Exhibit A thereto (Incorporated by reference, Exhibit 10.1 to Company's Current Report on Form 8-K, file number 001-36464, filed on January 23, 2015.)

Exhibit Number
10.17		Placement Agent Agreement, dated as of January 9, 2015, by and between the Registrant. and William Blair & Company L.L.C. (Incorporated by reference, Exhibit 10.2 to Company's Current Report on Form 8-K, file number 001-36464, filed on January 23, 2015.)

10.18		Loan and Security Agreement between the Registrant and Hercules Technology Growth Capital, Inc., dated February 24, 2015 (Incorporated by reference, Exhibit 10.1 to Company's Current Report on Form 8-K, file number 001-36464, filed on February 24, 2015.)

10.19		Equity Rights Letter Agreement between the Registrant and Hercules Technology Growth Capital, Inc., dated February 24, 2015 (Incorporated by reference, Exhibit 10.1 to Company's form 8-K, file number 001-36464, filed on February 24, 2015.)

10.20		First Amendment to Loan and Security Agreement, dated August 25, 2016, by and among Agile Therapeutics, Inc. and Hercules Capital, Inc. and the several banks and other financial institutions or entities from time to time parties to the loan agreement, dated February 24, 2015 (Incorporated by reference, Exhibit 10.1 to Company's Current Report on Form 8-K, file number 001-36464, filed on August 26, 2016.)

10.21		Second Amendment to Loan and Security Agreement, dated May 5, 2017, by and among Agile Therapeutics, Inc. and Hercules Capital, Inc. and the several banks and other financial institutions or entities from time to time parties to the loan agreement, dated February 24, 2015, as amended by a certain Amendment No. 1 to Loan and Security Agreement date as of August 25, 2016 (Incorporated by reference, Exhibit 10.1 to Company's Quarterly Report on Form 10-Q, file number 001-36464, filed on May 8, 2017.)

10.22	+	Form of Performance Unit Issuance Agreement (Incorporated by reference, Exhibit 10.1 to Company's form 8-K, file number 001-36464, filed on January 26, 2018.)

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2018.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2018.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 12, 2018 (furnished herewith).

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 12, 2018 (furnished herewith).

101		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

+
Indicates management contract or compensatory plan or arrangement.

*
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2018.

AGILE THERAPEUTICS, INC.
By	/s/ ALFRED ALTOMARI Alfred Altomari Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED ALTOMARI Alfred Altomari	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2018
/s/ SCOTT M. COIANTE Scott M. Coiante	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2018
/s/ SETH H.Z. FISCHER Seth H.Z. Fischer	Director	March 12, 2018
/s/ JOHN HUBBARD John Hubbard, Ph.D.	Director	March 12, 2018
/s/ ABHIJEET LELE Abhijeet Lele	Director	March 12, 2018
/s/ WILLIAM T. MCKEE William T. McKee	Director	March 12, 2018
/s/ AJIT S. SHETTY Ajit S. Shetty, Ph.D.	Director	March 12, 2018
/s/ JAMES TURSI James Tursi, M.D.	Director	March 12, 2018