Form 10-Q
period 2018-03-31
AGILE THERAPEUTICS INC
filed 2018-05-07
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 34,248,268 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 4, 2018.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2018

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.”  In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words.  They appear in a number of places throughout this Form 10-Q and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned development, commercialization, and market uptake of Twirla® (AG200-15) and our other potential product candidates, the strength and breadth of our intellectual property, our ongoing and planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

•                  our ability along with our third-party manufacturer, Corium International, Inc., or Corium, to complete successfully the scale-up of the commercial manufacturing process for Twirla, including the qualification and validation of equipment related to the expansion of Corium’s manufacturing facility and to pass an FDA pre-approval inspection;

•                  the performance and financial condition of third-party manufacturers;

ii

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

Any forward-looking statements that we make in this Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Form 10-Q. You should also read carefully the factors described in “Part I — Item 1A. Risk Factors” of this Form 10-Q to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

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

iii

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1.  Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$28,344	$35,952
Prepaid expenses	633	762
Total current assets	28,977	36,714
Property and equipment, net	13,927	13,863
Other assets	18	18
Total assets	$42,922	$50,595

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,071	$2,784
Accrued expenses	1,130	852
Loan payable, curent portion	9,090	10,607
Warrant liability	22	29
Total current liabilities	12,313	14,272

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $.0001 par value, 150,000,000 shares authorized, 34,248,268 and 34,186,342 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	259,211	258,092
Accumulated deficit	(228,605)	(221,772)
Total stockholders’ equity	30,609	36,323
Total liabilities and stockholders’ equity	$42,922	$50,595

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

(in thousands, except par value and share data)

	Three Months Ended
	March 31,
	2018	2017
Operating expenses:
Research and development	$3,960	$4,721
General and administrative	3,086	2,405

Total operating expenses	7,046	7,126

Loss from operations	(7,046)	(7,126)

Other income (expense)
Interest income	97	47
Interest expense	(368)	(546)
Change in fair value of warrants	7	109
Total other income (expense), net	(264)	(390)

Loss before benefit from income taxes	(7,310)	(7,516)
Benefit from income taxes	477	—
Net loss	$(6,833)	$(7,516)

Net loss per share (basic and diluted)	$(0.20)	$(0.26)

Weighted-average common shares (basic and diluted)	34,229,162	28,769,361

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,833)	$(7,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	5
Noncash stock based compensation	1,119	835
Noncash interest	139	186
Change in fair value of warrants	(7)	(109)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	129	243
Accounts payable and accrued expenses	(269)	348
Net cash used in operating activities	(5,716)	(6,008)

Cash flows from investing activities:
Acquisition of property and equipment	(276)	(5)
Net cash used in investing activities	(276)	(5)

Cash flows from financing activities:
Principal payments of loan payable	(1,616)	(993)
Net cash used in financing activities	(1,616)	(993)

Net decrease in cash and cash equivalents	(7,608)	(7,006)
Cash and cash equivalents, beginning of period	35,952	48,750
Cash and cash equivalents, end of period	$28,344	$41,744

Supplemental disclosure of noncash financing activities
Supplemental cash flow information
Interest paid	$239	$368
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2018

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

The Company’s lead product candidate, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development. Substantially all of the Company’s resources are currently dedicated to developing and seeking regulatory approval for Twirla. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company has incurred losses each year since inception. As of March 31, 2018, the Company had an accumulated deficit of approximately $228.6 million.

The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings (see Note 7), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding. The Company expects to continue to incur net losses into the foreseeable future.

Going Concern

On December 21, 2017, the Company received a complete response letter (the “2017 CRL”) from the FDA citing deficiencies related to the manufacturing process for Twirla and raising questions on the in vivo adhesion properties of Twirla and their potential relationship to the Company’s phase 3 clinical trial results. The Company’s ability to commercialize Twirla, and the timing of Twirla commercialization, is dependent on FDA’s review of the Company’s response to the 2017 CRL and its NDA for Twirla, and other items such as timely and successful completion of the validation of equipment for commercial manufacturing, ultimate FDA approval, and additional capital. In January 2018, following the Company’s receipt of the 2017 CRL, the Company significantly scaled back its preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending its ability to address the 2017 CRL and receive approval of Twirla. The Company’s current business plan assumes resubmission of its NDA for Twirla in the second quarter of 2018, a six-month FDA review of its NDA resubmission, and resumption of both pre-launch commercial activities and pre-validation and validation of the Company’s manufacturing process after Twirla approval, if the FDA approves Twirla. The Company has met with the FDA in a Type A meeting to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla.  The Company will be better able to determine the timeline for resubmission of the Twirla NDA after receipt of the final meeting minutes from the FDA.  The Company will require additional capital to fund operating needs beyond 2018, including among other items, the resumption and completion of our commercialization plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of its other potential product candidates. The Company cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that the Company along with Corium, its third-party manufacturer, will be able to complete validation of the Company’s commercial manufacturing successfully and in a timely manner.

The Company’s ability to continue operations after December 31, 2018 will depend on its ability to obtain additional funding, as to which no assurances can be given. There can be no assurance that any financing by the Company can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, there is substantial doubt about the Company’s ability to continue as a going concern.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2018

(in thousands, except share and per share data)

1. Organization and Description of Business (Continued)

As of March 31, 2018, the Company had cash and cash equivalents of $28.3 million. The Company continues to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. The Company’s future success depends on its ability to raise capital and/or implement the various strategic alternatives discussed above. The Company cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current stockholders may experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company may be required to curtail its current development programs, cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

The unaudited financial statements as of March 31, 2018 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. The accompanying financial statements as of March 31, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

In the opinion of management, the unaudited interim financial statements reflects all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. Summary of Significant Accounting Policies

The Company’s complete listing of significant accounting policies is described in Note 2 to the Company’s audited financial statements as of December 31, 2017 included in its annual report on Form 10-K filed with the SEC.

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

Notes to Unaudited Financial Statements

March 31, 2018

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

Other financial instruments, including accounts payable and accrued liabilities, are carried at cost, which approximates fair value given their short-term nature.

Warrants

The Company accounts for its warrants to purchase redeemable convertible stock in accordance with ASC 480, Distinguishing Liabilities from Equity. ASC 480 requires that a financial instrument, other than an outstanding share, that, at inception, is indexed to an obligation to repurchase the issuer’s equity shares, regardless of the timing or the probability of the redemption feature and may require the issuer to settle the obligation by transferring assets be classified as a liability. The Company measures the fair value of its warrant liability using the Black-Scholes option pricing model with changes in fair value recognized as increases or reductions to other income (expense) in the statement of operations.

In connection with the completion of the Company’s initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock.  Warrants with non-standard anti-dilution provisions (referred to as down round protection) are classified as liabilities and re-measured each reporting period.  As of March 31, 2018, there were outstanding 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

The warrants issued in connection with the Company’s debt financing completed in February 2015 (see Note 6) are classified as a component of stockholders’ equity. The value of such warrants was determined using the Black-Scholes option-pricing model.  As of March 31, 2018, there were outstanding 180,274 warrants to purchase common stock at $5.89 per share related to this debt financing. These warrants expire on February 24, 2020.

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

March 31, 2018

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2018 and 2017, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	March 31,
	2018	2017
Common stock warrants	242,779	242,779
Unvested restricted stock units	285,948	156,667
Common stock options	4,875,305	3,736,720
Total	5,404,032	4,136,166

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on our consolidated financial statements or disclosures.

On January 1, 2018, the Company adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.  Since the Company has not recognized any revenue to date, the adoption of ASC 606 did not have any impact on the Company’s financial statements.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.  This ASU eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock.  ASU 2017-11 is effective for annual periods beginning after December 31, 2018.  Early

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2018

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2017-11 on its financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to change the terms or conditions of a share-based payment award. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This Update is the final version of Proposed ASU 2016-360—Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting, which has been deleted. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

•                  Level 3 — Unobservable inputs that are supported by little or no market data and which require internal development of assumptions about how market participant price the fair value of the assets or liabilities. The Company has no Level 3 assets. The Company’s Level 3 liabilities consist of the warrant liability.

The Company is required to mark the value of its warrant liability to market and recognize the change in valuation in its statements of operations each reporting period.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2018

(in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of March 31, 2018 and December 31, 2017.

	Level 1	Level 2	Level 3
March 31, 2018
Assets:
Cash and cash equivalents	$27,711	$—	$—
Total assets at fair value	$27,711	$—	$—

Liabilities:
Common stock warrants	$—	$—	$22
Total liabilities at fair value	$—	$—	$22

	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Cash and cash equivalents	$35,870	$—	$—
Total assets at fair value	$35,870	$—	$—

Liabilities:
Common stock warrants	$—	$—	$29
Total liabilities at fair value	$—	$—	$29

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of March 31, 2018 include (i) volatility (70.0%), (ii) risk free interest rate of 2.27% (estimated using treasury bonds with a 1.75 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($2.57) and (v) expected life (1.75 years).

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2017 include (i) volatility (70.0%), (ii) risk free interest rate of 1.89% (estimated using treasury bonds with a 2-year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($2.69) and (v) expected life (2 years).

The following is a rollforward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2015	$406
Change in fair value	(234)
Ending balance at December 31, 2016	172
Change in fair value	(143)
Ending balance at December 31, 2017	29
Change in fair value	(7)
Ending balance at March 31, 2018	$22

There were no transfers between Level 1, 2 or 3 during 2018 or 2017. If the Company’s estimates regarding the fair value of its warrants are inaccurate, a future adjustment to these estimated fair values may be required. Additionally, these estimated fair values could change significantly.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2018

(in thousands, except share and per share data)

4. Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2018	2017
Prepaid clinical trial expense	$205	$205
Prepaid insurance	253	388
Other	175	169
Total prepaid expenses	$633	$762

5. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2018	2017
Employee bonuses	$375	$215
Accrued interest payable	491	451
Accrued professional fees and other	264	186
Total accrued liabilities	$1,130	$852

6. Loan and Security Agreements

Oxford Finance LLC

In December 2012, the Company entered into a Loan and Security Agreement (the “Oxford Loan”) with Oxford Finance LLC (“Oxford”) pursuant to which the Company borrowed a total of $15.0 million from Oxford. The Oxford Loan accrued interest at a fixed annual rate equal to 9.20% (three-month U.S. Libor rate of 0.47% plus 8.73%).

Interest on the Oxford Loan was payable monthly, and principal was due in 30 equal consecutive monthly installments beginning on February 1, 2015 and ending on July 1, 2017. In addition, the Company was required to make a final payment of $675 on the maturity date of the Oxford Loan (July 1, 2017).

In connection with the Oxford Loan, the Company issued Oxford warrants to purchase 62,505 shares of common stock at an exercise price of $6.00 per share.  These warrants expire on December 14, 2019.

In February 2015, the Company terminated and repaid all amounts outstanding under the Oxford Loan and recorded a loss on the extinguishment of the Oxford Loan (see further discussion below).

Hercules Capital, Inc.

In February 2015, the Company entered into a loan and security agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) for a term loan of up to $25.0 million. In August 2016, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules which amended certain terms of the Hercules Loan Agreement. In May 2017, the Company entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with Hercules which further amended certain terms of the Hercules Loan Agreement. A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay the Company’s existing term loan with Oxford.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2018

(in thousands, except share and per share data)

6. Loan and Security Agreements (Continued)

The First Amendment extended the Company’s option to draw down the second tranche of $8.5 million (the “Second Term Loan Advance”) of the term loan facility provided under the Hercules Loan Agreement (the “Term Loan”) until March 31, 2017 and made the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions. The Second Amendment further extended the Company’s option to draw the Second Term Loan Advance until January 31, 2018 and continued to make the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions. The First Amendment also extended the interest-only payments until January 31, 2017, in connection with the first tranche of $16.5 million (the “First Term Loan Advance” and together with the Second Term Loan Advance, the “Term Loan Advances”). The Company is currently in discussions with Hercules to extend the period during which the additional tranche of $8.5 million may be drawn. The Company can make no assurances that its discussions will ultimately be successful and, if such discussions result in an extension of the periods in which the Company may draw the additional tranche of $8.5 million, the Company could incur additional fees to Hercules.

The First Amendment provides the Term Loan will mature on December 1, 2018. As a result of the First Amendment, and in connection with the extension of the interest-only period from the First Term Loan Advance, Hercules returned to the Company the principal payments paid by the Company in July and August 2016, which such returned payments will once again constitute outstanding Term Loan advances under the Hercules Loan Agreement. In connection with the execution of the First Amendment, the Company paid Hercules a facility fee of $165. The facility fee represents a debt issue cost which is being reflected as a reduction to the carrying amount of loan payable in accordance with ASU 2015-03. Such issue costs are being amortized to interest expense over the life of the Term Loan using the effective interest method. As of March 31, 2018 and December 31, 2017, the Company had outstanding borrowings of $9.3 million and $10.9 million, respectively, related to the Hercules Loan Agreement which is recorded on the balance sheet in loan payable, current portion.

The Term Loan accrues interest at a rate of the greater of 9.0% or 9.0% plus Prime minus 4.25% and is payable monthly. Principal is due in 23 consecutive monthly installments beginning on February 1, 2017 and ending on December 1, 2018. In addition, the Company is required to make a final payment of approximately $611 on the maturity date of the Term Loan (December 1, 2018). The amount of the end of term final payment is being accrued over the loan term as interest expense.

The Company may prepay all, but not less than all, of the Term Loan subject to a prepayment premium of 1.0% of the outstanding principal. The obligations of the Company under the Hercules Loan Agreement are secured by a perfected first position lien on all of the assets of the Company, excluding intellectual property assets.

In connection with the Hercules Loan Agreement, the Company issued Hercules a warrant to purchase 180,274 shares of the Company’s common stock at an exercise price of $5.89 per share which expires on February 24, 2020 and granted Hercules the right to participate in future equity financings in an amount up to $2.0 million while the loan and warrant are outstanding.

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

March 31, 2018

(in thousands, except share and per share data)

6. Loan and Security Agreements (Continued)

Interest expense on the Hercules Loan Agreement including the accretion of the value of the related warrants, accrual of term loan back-end fee and amortization of the deferred financing costs was approximately $368 and $546, for the three months ended March 31, 2018 and 2017, respectively.

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

Performance Based Restricted Stock Awards

In January 2018, the Company granted up to 365,000 shares of performance-based restricted stock units (“Performance Units”) under the Company’s 2014 Incentive Compensation Plan primarily to executive officers which are largely contingent upon the achievement of performance goals during the performance period beginning on the date of grant and ending on December 31, 2019 as set forth in each individual’s Performance Unit agreement. Performance Units granted in January 2018 replaced Performance Units granted in April 2017 which expired.

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Three Months Ended
	March 31,
	2018	2017
Research and development	$350	$277
General and administrative	769	558
Total	$1,119	$835

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2018

(in thousands, except share and per share data)

8.  Income Taxes

Sale of New Jersey Net Operating Losses

In January 2018, the Company received net proceeds of approximately $0.5 million in non-dilutive financing through the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”).  The Program enables approved biotechnology companies to sell their unused Net Operating Loss Carryovers and unused Research and Development Tax Credits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey.  The New Jersey Economic Development Authority and the New Jersey Department of the Treasury’s Division of Taxation administer the Program.  The Company intends to use the proceeds from the sale for working capital purposes.  The Company has now reached the maximum lifetime benefit of $15.0 million under the Program and will no longer be eligible to participate in the Program.

9. Commitments and Contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position. As of March 31, 2018, the Company has not recorded a provision for any contingent losses.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2018.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Dollars in the text and in tabular format are presented in thousands, except per share data, or as otherwise indicated.

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

Since our inception in 1997, we have devoted substantial resources to developing Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $14.4 million, $20.9 million and $25.6 million during the years ended December 31, 2017, 2016 and 2015, respectively.  We incurred research and development expenses of $4.0 million for the three months ended March 31, 2018.  We anticipate that a portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla and advance our pipeline of potential product candidates. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to fund our operating needs beyond 2018 including, among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates.

We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans.  As of March 31, 2018 and December 31, 2017 respectively, we had $28.3 million and $35.9 million in cash and cash equivalents.

In February 2015, we entered into a loan and security agreement with Hercules Capital, Inc. or Hercules, for a term loan of up to $25.0 million, which we refer to as the Hercules Loan Agreement. A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay our existing term loan. The Hercules Loan Agreement was amended in August 2016 to, among other things, extend the period during which we could have drawn the additional tranche of $8.5 million to March 31, 2017 and extended the period during which we make interest-only payments until January 31, 2017. The Hercules Loan Agreement was further amended in May 2017 to extend the period during which we could have drawn the additional tranche of $8.5 million to January 31, 2018. We are currently in discussions with Hercules to extend the period during which the additional tranche of $8.5 million may be drawn. We can make no assurances that our discussions will ultimately be successful and, if such discussions result in an extension of the periods in which we may draw the additional tranche of $8.5 million, we could incur additional fees to Hercules. On February 1, 2017, we began making principal payments with respect to the Hercules Loan Agreement. See further discussion in “Funding Requirements and Other Liquidity Matters” below.

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

In August 2017, we completed an underwritten public offering of 5,333,334 shares of common stock at a public offering price of $3.75 per share.  Proceeds from our August 2017 public offering, net of underwriting discounts, commissions and other offering costs, were approximately $18.5 million.

On December 21, 2017, the U.S. Food and Drug Administration, or FDA, issued a complete response letter, or the 2017 CRL, indicating that our resubmitted New Drug Application, or NDA, for Twirla could not be approved in its present form. The 2017 CRL identifies deficiencies relating to quality control adhesion test methods and specification which are part of the manufacturing process for Twirla. The 2017 CRL also noted that objectionable conditions identified during an inspection for the Twirla NDA of our third-party manufacturer, Corium International Inc., or Corium’s, facility must be resolved. Prior to receiving the 2017 CRL, we submitted an amendment to our NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality control adhesion test methods cited in the 2017 CRL. In the 2017 CRL, the FDA acknowledged receipt of the amendment and stated that the amendment was not reviewed prior to the FDA’s action. In addition, on November 20, 2017 and December 1, 2017, Corium provided the FDA with responses to each of the observations made during the FDA’s facility inspection. We believe that the Corium submissions along with our December 1, 2017 NDA amendment will provide a basis for addressing the 2017 CRL. Under the FDA’s regulations, we were entitled to request a Type A meeting with the FDA within 90 days of receiving a CRL, and the FDA has a goal to grant us a meeting date within 30 days of the meeting request. At our request, the FDA had a Type A meeting with us to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla. We plan to provide an update on the outcome of the Type A meeting after we receive the official meeting minutes from the FDA and we will then be better able to determine when we will resubmit our Twirla NDA.

In addition, while Corium has provided the FDA with responses to each of the observations made during the FDA’s facility inspection, we expect that the FDA will re-inspect our manufacturing partner’s facilities during its review of our planned resubmission before approval can be granted. The FDA has the authority to re-inspect SECURE clinical trial sites as part of a review of an NDA as well. The FDA may also determine that our responses to the manufacturing deficiencies in the 2017 CRL and Corium’s responses to the manufacturing facility inspection observations are not sufficient or require additional analyses and/or studies and deny approval of the Twirla NDA on this basis as well.

In connection with the receipt of the 2017 CRL, and the delay in the approval timeline for Twirla, our ability to continue operations after December 31, 2018 will depend on our ability to obtain additional funding. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate. Based upon the foregoing there is substantial doubt about our ability to continue as a going concern. See further discussion in “Funding Requirements and Other Liquidity Matters” in this section.

We have not generated any revenue and have never been profitable for any year. Our net loss was $28.3 million, $28.7 million and $30.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our net loss was $6.8 million for the three months ended March 31, 2018.  We expect to incur increased expenses and increasing operating losses for the foreseeable future as we seek the approval of our NDA for Twirla, complete the qualification and validation of our commercial manufacturing process, initiate pre-launch commercial activities, commercially launch Twirla, if approved, advance our other potential product candidates and expand our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to fund our operating needs beyond 2018 including, among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates.

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

We have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations and other potential product candidates in our pipeline in addition to the commercial activities required for the pre-launch and launch of Twirla, if approved. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

To date, our research and development expenses have related primarily to the development of Twirla. We expect research and development expenses in 2018 to focus on preparing the resubmission of our new NDA, and also toward the qualification and validation of our commercial manufacturing process. For the three months ended March 31, 2018 and 2017, our research and development expenses were approximately $4.0 million and $4.7 million, respectively.  The following table summarizes our research and development expenses by functional area.

	Three months ended
	March 31,
	2018	2017

Clinical development	$244	$1,262
Regulatory	111	519
Personnel related	707	771
Manufacturing - commercialization	2,194	1,680
Manufacturing	354	212
Stock-based compensation	350	277
Total research and development expenses	$3,960	$4,721

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

For the three months ended March 31, 2018 and 2017, our general and administrative expenses totaled approximately $3.1 million and $2.4 million, respectively.  In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch activities, which had primarily increased over the second-half of 2017 as described below, pending our ability to address the 2017 CRL and receive approval of Twirla. However, if Twirla is approved, we intend to commercialize Twirla in the United States through a direct sales force. We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla, its planned line extensions, and any of our other potential product candidates, and as we operate as a public company. These increases will likely include increased selling and marketing costs, including payroll and operating costs, related to the commercial launch of Twirla, if approved, legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations. Additionally, if in the future we believe regulatory approval of Twirla or any of our other potential product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

There have been no material changes to our critical accounting policies and estimates from the information discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three months ended
	March 31,
	2018	2017	Change

Operating expenses:
Research and development	$3,960	$4,721	$(761)
General and administrative	3,086	2,405	681

Total operating expenses	7,046	7,126	(80)

Other income (expense)
Interest income	97	47	50
Interest expense	(368)	(546)	178
Change in fair value of warrants	7	109	(102)
Total other income (expense), net	(264)	(390)	126

Loss before benefit from income taxes	(7,310)	(7,516)	206
Benefit from income taxes	477	—	477
Net loss	$(6,833)	$(7,516)	$683

Research and development expenses.  Research and development expenses decreased by $761, or 16%, from $4.7 million for the three months ended March 31, 2017 to $4.0 million for the three months ended March 31, 2018. This decrease in research and development expenses was primarily due to the following:

•                  a decrease in clinical development expenses of $1.0 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  This decrease primarily relates to the completion of the close-out activities associated with our SECURE clinical trial during 2017.  There were no external costs related to the SECURE clinical trial incurred during the three months ended March 31, 2018;

•                  a decrease in regulatory expenses of $408 for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  This decrease primarily relates to reduction of regulatory activity during the three months ended March 31, 2018 as compared the three months ended March 31, 2017.  Regulatory expenses for the three months ended March 31, 2017 included external costs associated with the preparation of our NDA resubmission and response to the 2017 CRL; and

•                  an increase in manufacturing commercialization expenses of $514 for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  This increase reflects materials, labor and other costs associated with the scale-up process and the on-going qualification process of the commercial manufacturing equipment.  During the remainder of 2018, we expect these expenses to increase as we address the 2017 CRL from the FDA and continue to advance our plan related to equipment qualification and validation of our commercial manufacturing process and as we continue to prepare for the commercialization of Twirla.  Costs related to the qualification, validation and manufacture of Twirla will be recorded as research and development expenses until we receive approval of our NDA for Twirla.

General and administrative expenses.  General and administrative expenses increased by $681, or 28%, from $2.4 million for the three months ended March 31, 2017 to $3.1 million for the three months ended March 31, 2018. This increase in general and administrative expense was primarily due to the following:

•                  an increase in personnel costs of $0.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  This increase relates to the addition of personnel during the second half of 2017 to help prepare for launch of Twirla, if approved; and

•                  an increase in commercial development expense of $0.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  This increase relates to the initiation of certain pre-commercialization activities such as brand building, advocacy and consulting.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the three months ended March 31, 2018 and 2017, respectively.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loan and the accrual of the final payment due to Hercules.  Interest expense decreased by $0.2 million, or 33%, from $0.5 million for the three months ended March 31, 2017 to $0.4 million for the three months ended March 31, 2018.  This decrease is primarily the result of a decrease in the principal outstanding under our term loan with Hercules for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Change in fair value of warrants.  Certain of our warrants to purchase shares of our common stock are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the common stock warrants with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock. During the three months ended March 31, 2018, we reported income of $7 thousand related to the decrease in the fair value of the warrants as compared to income of $0.1 million for the three months ended March 31, 2017. The market price of our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrant liability.

Benefit from income taxes.  For the three months ended March 31, 2018 and 2017, we received $0.5 million and $0, respectively, from the sale of New Jersey state NOLs as part of the Technology and Business Tax Certificate Program (the “Program”).  The Program enables approved biotechnology companies to sell their unused Net Operating Loss Carryovers and unused Research and Development Tax Credits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey.  The New Jersey Economic Development Authority and the New Jersey Department of the Treasury’s Division of Taxation administer the Program.  We intend to use the proceeds from the sale for working capital purposes.  The Company has now reached the maximum lifetime benefit of $15.0 million under the Program and will no longer be eligible to participate in the Program.

Liquidity and Capital Resources

At March 31, 2018, we had cash and cash equivalents totaling $28.3 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2018	2017

Net cash used in operating activities	$(5,716)	$(6,008)
Net cash used in investing activities	(276)	(5)
Net cash used in financing activities	(1,616)	(993)
Net decrease in cash and cash equivalents	$(7,608)	$(7,006)

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our primary product candidate, Twirla, was being developed. Net cash used in operating activities was $5.7 million for the three months ended March 31, 2018 and consisted primarily of a net loss of $6.8 million which was offset by non-cash stock-based compensation expense of $1.1 million, non-cash interest expense of $0.1 million and a working capital decrease of $0.1 million.  Net cash used in operating activities was $6.0 million for the three months ended March 31, 2017 and consisted primarily of a net loss of $7.5 million which was offset by non-cash stock-based compensation expense of $0.8 million and a working capital increase of $0.6 million. Cash used in operations in 2018 has been offset, in part, by the proceeds received from the sale of New Jersey NOLs. The decreased clinical development expenses were offset by increased commercial development and commercial manufacturing expenses related to the initialization of pre-commercialization activities for Twirla.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was $0.3 million and $5 thousand, respectively. Cash used in investing activities for these periods primarily represents the acquisition of equipment to be used in the commercialization of Twirla, if approved.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 was $1.6 million which primarily represented principal payments under the Hercules Loan Agreement, which began on February 1, 2017.  Net cash used in financing activities for the three months ended March 31, 2017 was $1.0 million which represented principal payments under the Hercules Loan Agreement.

Funding Requirements and Other Liquidity Matters

The resubmission of our NDA for Twirla was received by the FDA on June 26, 2017 and we received a CRL from the FDA on December 22, 2017. Under the FDA’s regulations, we were entitled to request a Type A meeting with the FDA within 90 days of receiving a CRL, and the FDA has a goal to grant us a meeting date within 30 days of the meeting request. At our request, the FDA had a Type A meeting with us to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla.  We plan to provide an update on the outcome of the Type A meeting after we receive the official meeting minutes from the FDA and we will then be better able to determine when we will resubmit our Twirla NDA.

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

In January 2018, in response to the 2017 CRL, we significantly scaled back equipment qualification and validation of our commercial manufacturing process and our other commercial pre-launch activities. Based on these actions and our current business plan, we believe that our cash and cash equivalents as of March 31, 2018 will be sufficient to meet our operating requirements through the end of 2018. Our current business plan assumes resubmission of our NDA for Twirla in the second quarter of 2018, a six-month FDA review of our NDA resubmission, and resumption of both pre-launch commercial activities and pre-validation and validation of our manufacturing process after Twirla approval, if the FDA approves Twirla. We have met with the FDA in a Type A meeting to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla.  We will be better able to determine the timeline for resubmission of the Twirla NDA after receipt of the final meeting minutes from the FDA.  We will require additional capital to fund operating needs beyond 2018, including among other items, the completion of our commercialization plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. We cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process. We may also need to raise additional funds prior to the end of 2018 if we choose to accelerate components of our commercial plan or we encounter any unforeseen events that affect our current business plan or we may choose to raise additional funds prior to the end of 2018 to provide us with additional working capital. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms and not enter into strategic collaborations, we may be required to curtail our current development programs, cut operating costs, forgo future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection. Because of the numerous risks and uncertainties associated with the development, including, among other things, manufacturing scale up, FDA review of the NDA for Twirla and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

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

As of March 31, 2018, we had cash and cash equivalents of $28.3 million. We continue to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, whether through the issuance of equity or convertible debt securities, or any combination thereof, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including Twirla, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

The unaudited financial statements as of March 31, 2018 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2018 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Term loan	$10,394	$10,394	$—	$—	$—
Operating lease	541	200	341	—	—
Total	$10,935	$10,594	$341	$—	$—

Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. In August 2015, we renewed this lease with the new term to expire in November 2020.

February 2015 Loan and Security Agreement — Hercules Capital, Inc.

The first tranche of the Hercules Loan Agreement was funded in February 2015. In August 2016, we entered into the First Amendment to Loan and Security Agreement, or the “First Amendment” with Hercules which amends certain terms of the Hercules Loan Agreement.

The First Amendment extended our option to draw down the second tranche of $8.5 million referred to as the “Second Term Loan Advance”, of the term loan facility provided under the Hercules Loan Agreement, or the Term Loan, until March 31, 2017 and made the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions. The Hercules Loan Agreement was further amended in May 2017 to extend the period during which we could draw the second tranche of $8.5 million to January 31, 2018 and continues to make the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions. We are currently in discussions with Hercules to extend the period beyond March 31, 2017 during which the additional tranche of $8.5 million may be drawn. We cannot assure you that our discussions will ultimately be successful and, if such discussions result in an extension of the period in which we may draw the additional tranche of $8.5 million, we could incur additional fees payable to Hercules. The First Amendment also extended the interest-only payments until January 31, 2017, in connection with the first tranche of $16.5 million, or the First Term Loan Advance, and together with the Second Term Loan Advance, referred to as the Term Loan Advances.

The First Amendment provides that the Term Loan will mature on December 1, 2018. The First Amendment also provides that as part of the extension of the interest-only period from the First Term Loan Advance, Hercules returned to us the principal payments paid by us in July and August 2016, which such returned payments will once again constitute Term Loan Advances under the Hercules Loan Agreement. In connection with the execution of the First Amendment, we paid Hercules a facility fee of $0.165 million.

The Term Loan accrues interest at a rate of the greater of 9.0% or 9.0% plus Prime minus 4.25% and is payable monthly. Principal is due in 23 consecutive monthly installments beginning on February 1, 2017 and ending on December 1, 2018. In addition, we are required to make a final payment of $0.6 million on the maturity date of the Term Loan, December 1, 2018. The final payment is being accrued and recorded to interest expense over the life of the Term Loan. On February 1, 2017, we began making principal payments with respect to the Term Loan.

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

In connection with the Hercules Loan Agreement, we issued Hercules a warrant to purchase 180,274 shares of our common stock at an exercise price of $5.89 per share and granted Hercules the right to participate in future equity financings in an amount up to $2.0 million while the loan and warrant are outstanding.

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

Shelf Registration Statement

On June 19, 2015, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million, which we refer to as the 2015 Shelf Registration Statement. On July 1, 2015, the 2015 Shelf Registration Statement was declared effective by the SEC. During the first quarter of 2016 and the third quarter of 2017, we completed offerings of common stock utilizing the 2015 Shelf Registration Statement (see below). In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2015 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.  The 2015 Shelf Registration Statement will expire on July 1, 2018, and we currently plan to file a replacement universal shelf registration statement with the SEC prior to the expiration of the 2015 Shelf Registration Statement.

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

We had cash and cash equivalents of $28.3 million and $35.9 million at March 31, 2018 and December 31, 2017, respectively consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with the Hercules Loan Agreement. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would not have a material effect on interest expense for the year ended December 31, 2018.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2018.

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

We filed a Section 505(b)(2) NDA, for approval of Twirla by the FDA, which is required before marketing a new drug in the United States. Our 505(b)(2) NDA relied in part on clinical trials that we conducted and in part on the FDA’s findings of safety and efficacy from investigations for approved products containing the active ingredients and published scientific literature for which we have not obtained a right of reference. In connection with the original submission of our NDA in April 2012, the FDA indicated in a Complete Response Letter, or the 2013 CRL, which we received in February 2013, that our NDA was not sufficient for approval as originally submitted. After multiple communications with the FDA, we received significant guidance as to what additional clinical development and other activities needed to be completed prior to approval. In accordance with the FDA’s advice and comments, we conducted an additional Phase 3 clinical trial, the SECURE clinical trial, which was initiated in 2014 and completed in December 2016. We announced the top-line results for the SECURE clinical trial in January 2017. Based on the guidance that we received from the FDA in connection with our discussions on clinical trial design, we believed that the results from the SECURE clinical trial would address all of the clinical issues raised in the CRL. In June 2017, we resubmitted our Twirla NDA, which was accepted for review and assigned a PDUFA goal date of December 26, 2017.

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

Prior to receiving the 2017 CRL, we submitted an amendment to our NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality control adhesion test methods cited in the 2017 CRL. In the 2017 CRL, the FDA acknowledged receipt of the amendment and stated that the amendment was not reviewed prior to the FDA’s action. In addition, on November 20, 2017 and December 1, 2017, Corium provided the FDA with responses addressing each of the observations made during the FDA’s facility inspection, which included a PAI for Twirla. Under the FDA’s regulations, we were entitled to request a Type A meeting with the FDA within 90 days of receiving a CRL, and the FDA has a goal to grant us a meeting date within 30 days of the meeting request. At our request, the FDA had a Type A meeting with us to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla. We plan to provide an update on the outcome of the Type A meeting after we receive the official meeting minutes from the FDA and we will then be better able to determine when we will resubmit our Twirla NDA.

We intend to respond to the 2017 CRL, but there can be no assurance that we will address the outstanding FDA questions in a manner sufficient for approval in the U.S. Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA. We disagree with the FDA’s conclusions regarding the in vivo adhesion properties of Twirla, and we intend to discuss these with the FDA at the upcoming meeting. We will also address the FDA’s questions regarding implications of delays in patch application for real-world use. However, if we are not able to convince the FDA, then these observations could cast doubt on the feasibility of Twirla for real-world use, which could adversely impact our NDA, and ultimately, approval of Twirla. Even if the FDA agrees with our position regarding the relationship between the in vivo adhesion properties of Twirla and the efficacy and safety results from our SECURE clinical trial, the FDA may still determine that the need for a convenient, contraceptive patch and the demonstrated efficacy of Twirla, including the pearl index from our SECURE clinical trial, do not outweigh the potential risks associated with the product, and therefore are not sufficient to support the approval of Twirla.

Moreover, before granting product approval and before we can use them in the commercial manufacture of our products, the FDA must determine that Corium’s manufacturing facilities meets certain FDA requirements for product manufacturing. We cannot assure you that Corium will be able to address the objectionable conditions found during the FDA’s facility inspection. If Corium is not able to address the objectionable conditions to the FDA’s satisfaction and we cannot find an alternative supplier, the FDA will not approve our future Twirla NDA resubmission. Failure to comply with the statutory and regulatory requirements further subjects the manufacturer and product sponsor to possible legal or regulatory action, such as delay of approval, suspension of manufacturing, seizure of product or voluntary recall of a product, among other regulatory actions.

Failure to receive approval or significant additional delay in obtaining an FDA decision on whether to approve our resubmitted NDA for Twirla would have a material adverse effect on our business and results of operations, including possible termination of Twirla development and restructuring of our organization, which could include reducing, or even terminating, our operations. In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, which reduced our cash outlay; however, we continue to maintain expenditures relating to completing the development and seeking regulatory approval of Twirla. We will require additional funding to complete the commercial validation of the manufacturing process and commercial launch for Twirla. We may not be able to obtain sufficient additional funding or generate sufficient revenue and cash flows to continue our operations at planned levels and be forced to reduce, or even terminate, our operations. Even if Twirla is approved, the labeling approved by the FDA may restrict how and to whom we and our potential partners, if any, may market the product or the manner in which our product may be administered and sold, which could significantly limit the commercial opportunity for Twirla. See, Risks Related to Regulatory Approval and Clinical Trials for Our Product Candidates, Risks Related to Our Financial Position and Need for Capital, and Risks Relating to the Commercialization of Our Product Candidates,” for additional information.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of March 31, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months. In our Annual Report on Form 10-K for the year ended December 31, 2017, our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. As of March 31, 2018, we had cash and cash equivalents of $28.3 million. We believe that our cash and cash equivalents should be sufficient to fund our operating expenses through the end of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Pursuant to the receipt of the 2017 CRL and the delay in the approval timeline for Twirla and as a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.

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

Our NDA resubmission in 2017 was intended to be a complete response to the 2013 CRL. Although we met with the FDA in October 2013 to discuss an additional Phase 3 clinical trial as requested in the 2013 CRL and received substantial written comments from the FDA in subsequent interactions, we did not seek and have not obtained agreement with the FDA on a special protocol assessment regarding the completed SECURE clinical trial. In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constituted a basis for addressing the clinical deficiencies cited in the 2013 CRL. We also requested feedback on whether the proposed Twirla NDA content would meet the FDA’s requirements for submission. In April 2017, we received final meeting minutes from our March 2017 meeting with the FDA. The FDA indicated that based on the preliminary information provided by us, the SECURE clinical trial results appear acceptable for resubmission and provided feedback on our proposed approach to the FDA’s other questions in the 2013 CRL The FDA further provided responses to us regarding the presentation of efficacy, safety and clinical pharmacology analyses in the NDA and requested that subgroup analysis of efficacy by body weight be provided. The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA would be sufficient to obtain regulatory approval of Twirla. Our resubmitted NDA included efficacy and safety data from the SECURE clinical trial, the requested manufacturing information, and a summary response to the 2013 CRL and was intended to address the questions raised in the 2013 CRL.

On December 21, 2017, the FDA issued the 2017 CRL, indicating that our resubmitted NDA could not be approved in its present form. The 2017 CRL identifies deficiencies relating to quality control adhesion test methods and specifications which are part of the manufacturing process for Twirla. The 2017 CRL also noted that objectionable conditions identified during a PAI of the Company’s third-party manufacturer, Corium, for the Twirla NDA must be resolved. Lastly, the 2017 CRL questions the in vivo adhesion properties of Twirla and their potential relationship to the SECURE clinical trial results, concluding that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time. The 2017 CRL contains recommendations for developing manufacturing in-process tests for ensuring the quality and in vivo adhesion of the commercial scale product as well as the finished drug specifications and release test method for adhesion. The 2017 CRL also recommends that the Company assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on the product. Finally, the 2017 CRL recommends that the Company address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates. The 2017

CRL does not identify any specific issues relating to the safety of Twirla. Prior to receiving the 2017 CRL, we submitted an amendment to our NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality control adhesion test methods cited in the 2017 CRL. In the 2017 CRL, the FDA acknowledged receipt of the amendment and stated that the amendment was not reviewed prior to the FDA’s action. In addition, on November 20, 2017 and December 1, 2017, Corium provided the FDA with responses addressing each of the observations made during the FDA’s facility inspection, which included a PAI for Twirla. Under the FDA’s regulations, we were entitled to request a Type A meeting with the FDA within 90 days of receiving a CRL, and the FDA has a goal to grant us a meeting date within 30 days of the meeting request. At our request, the FDA had a Type A meeting with us to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla.  We plan to provide an update on the outcome of the Type A meeting after we receive the official meeting minutes from the FDA and we will then be better able to determine when we will resubmit our Twirla NDA.

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

Moreover, before granting product approval and before we can use them in the commercial manufacture of our products, the FDA must determine that Corium’s manufacturing facilities meets certain FDA requirements for product manufacturing. We cannot assure you that Corium will be able to address the objectionable conditions found during the FDA’s facility inspection. If Corium is not able to address the objectionable conditions to the FDA’s satisfaction and we cannot find an alternative supplier, the FDA will not approve our future Twirla NDA resubmission. Failure to comply with the statutory and regulatory requirements subjects the manufacturer and product sponsor to possible legal or regulatory action, such as delay of approval, suspension of manufacturing, seizure of product or voluntary recall of a product, among other regulatory actions.

In connection with our planned resubmission of the Twirla NDA in response to the 2017 CRL, we cannot predict whether regulators will agree that Corium has adequately remedied the objectionable inspection conditions or that we will be able to find an alternative supplier, or whether regulators will agree with our responses to the cited 2017 CRL deficiencies or our conclusions regarding the results of the SECURE clinical trial or any clinical trials we have conducted to date, including whether our data are reliable and generalizable, demonstrate adequate in vivo adhesion properties and/or demonstrate adequate safety and efficacy sufficient for approval. For example, based on the SECURE clinical trial top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88. If we were to exclude the top-line data on the obese subpopulation, our Pearl Index for non-obese patients was 3.94 with an upper-bound of the 95% confidence interval of 5.35. The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03. In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related deep vein thromboses, or DVTs, or pulmonary embolisms, or PEs, 4 of whom were obese (BMI ³ 30 kg/m(2)). Although ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index, the FDA could conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population. Accordingly, the FDA may not approve our Twirla NDA. Alternatively, the FDA may determine that for a specific subgroup of patients, Twirla has lower efficacy and presents a higher risk, necessitating labeling restrictions. For instance, the FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories. We also may not obtain approval of Twirla based on these data or any other basis, or if approved, may only receive approval with significant labeling restrictions.

In addition, while Corium has provided the FDA with responses to each of the observations made during the FDA’s facility inspection, we expect that the FDA will re-inspect its facilities during its review of our planned resubmission before approval can be granted. The FDA has the authority to re-inspect SECURE clinical trial sites as part of a review of an NDA as well. The FDA may also determine that our responses to the deficiencies in the 2017 CRL and Corium’s responses to the manufacturing facility inspection objectionable conditions are not sufficient or require product development and additional analyses and/or studies and deny approval of the Twirla NDA on this basis as well. The FDA may also find additional objectionable conditions upon re-inspection of the Corium facility. If the FDA does not approve the Corium facility for the manufacture of Twirla, or if Corium is not able to address the objectionable conditions found by the FDA, we may need to find an alternative supplier, which will take time and monetary expenditures, and which we may not be able to do on favorable terms to us or at all.

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

•                  Corium’s inability to adequately resolve the objectionable conditions observed by the FDA when inspecting the facility or our inability to find an alternative supplier;

•                  We may be unable to obtain approval for the manufacturing processes or Corium’s facilities with whom we contract for clinical and commercial supplies;

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

In December 2016, we completed the SECURE clinical trial and announced top-line data in early January 2017. In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constitute a basis for addressing the clinical deficiencies cited in the 2013 CRL. We also requested feedback on whether the proposed Twirla NDA content would meet the FDA’s requirements for submission. In April 2017, we received final meeting minutes from our March meeting with the FDA. The FDA indicated that based on the preliminary information provided by us, the SECURE clinical trial results appear acceptable for resubmission and provided feedback on our proposed approach to certain of the FDA’s other questions in the 2013 CRL. The FDA further provided responses to us regarding the presentation of efficacy, safety and clinical pharmacology analyses in the NDA and requested that subgroup analysis of efficacy by body weight be provided. The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA will be sufficient to obtain regulatory approval of Twirla. Our resubmitted NDA was received by the FDA on June 26, 2017 and acknowledged as a complete response ready for FDA review on July 26, 2017, with a Target PDUFA Goal Date of December 26, 2017. The resubmitted NDA included efficacy and safety data from the SECURE clinical trial, the requested manufacturing information, and a summary response to the 2013 CRL and was intended to address the questions raised in the 2013 CRL.

On December 21, 2017, the FDA issued the 2017 CRL, indicating that our resubmitted NDA could not be approved in its present form. The 2017 CRL identifies deficiencies relating to quality control adhesion test methods and specifications which are part of the manufacturing process for Twirla. The 2017 CRL also noted that objectionable conditions identified during an inspection of a facility of Corium, for the Twirla NDA must be resolved. Lastly, the 2017 CRL questions the in vivo adhesion properties of Twirla and their potential relationship to the SECURE clinical trial results, concluding that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time. The 2017 CRL contains recommendations for developing manufacturing in-process tests for ensuring the quality and in vivo adhesion of the commercial scale product as well as the finished drug specifications and release test method for adhesion. The 2017 CRL also recommends that the Company assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on the product. Finally, the 2017 CRL recommends that the Company address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates. The 2017 CRL does not identify any specific issues relating to the safety of Twirla. Prior to receiving the 2017 CRL, we submitted an amendment to our NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality control adhesion test methods cited in the 2017 CRL. In the 2017 CRL, the FDA acknowledged receipt of the amendment and stated that the amendment was not reviewed prior to the FDA’s action. In addition, on November 20, 2017 and December 1, 2017, Corium provided the FDA with responses to each of the observations made during the FDA’s facility inspection. Under the FDA’s regulations, we were entitled to request a Type A meeting with the FDA within 90 days of receiving a CRL, and the FDA has a goal to grant us a meeting date within 30 days of the meeting request. At our request, the FDA had a Type A meeting with us to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla.  We plan to provide an update on the outcome of the Type A meeting after we receive the official meeting minutes from the FDA and we will then be better able to determine when we will resubmit our Twirla NDA.

Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA.

The FDA’s review of our planned NDA resubmission is subject to all the risks described above in addition to, among other things, the FDA’s assessment of our specific response to the 2017 CRL and the efficacy and safety of Twirla as demonstrated in the final SECURE clinical trial results. The FDA may not agree that our CRL response addresses the agency’s concerns or may find that Corium has not adequately addressed the objectionable conditions observed by the FDA during its inspection of the manufacturing facility. If Corium is not able to adequately address the objectionable conditions observed by the FDA, we may need to find an alternative supplier, which would take time and monetary expenditures, and for which there is no guarantee that we will be able to find an acceptable alternative or form a relationship on favorable terms. The FDA may also find that our clinical trial results, including the SECURE clinical trial, do not demonstrate the safety or efficacy of Twirla. The lengthy and unpredictable approval process, as well as the unpredictability of future clinical trial results, may result in our failure to obtain regulatory approval to market Twirla or any of our other potential product candidates, which would significantly harm our business, results of operations and prospects, and we may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

The FDA may disagree with our interpretation of clinical results obtained from the SECURE clinical trial, our results do not guarantee support for regulatory approval of our NDA, and, even if the SECURE clinical trial data are deemed to be positive by the FDA, the FDA may disagree with other aspects of the SECURE clinical trial and decline to approve Twirla for the proposed indication.

We have reported positive top-line data from the SECURE clinical trial. However, even if we believe that the data from the SECURE clinical trial are positive, the FDA could determine that the data from the SECURE clinical trial were negative or inconclusive or could reach a different conclusion than we did on that same data. For instance, following our resubmission of our NDA, the FDA issued the 2017 CRL and raised questions on the in vivo adhesion properties of Twirla and their potential adverse impact on our phase 3 clinical trial results, concluded that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time, and recommended that we assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on the product, among other recommendations and deficiencies further described in our Annual Report on Form 10-K, which we filed with the SEC on March 12, 2018. Negative or inconclusive results of a clinical trial or difference of opinion could cause the FDA to decline to approve our application or require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results to the satisfaction of the FDA or that the FDA will agree with our interpretation of the results. Any such determination by the FDA would delay the timing of our commercialization plan for Twirla or prevent its further development, or the further development of our other potential product candidates, and adversely affect our business operations. Additionally, the FDA may provide review commentary at any time during the resubmission and review process which could delay the review timeline, adversely affect the review process, or even prevent the approval of Twirla, any of which would adversely affect our business. We may not be able to appropriately remedy issues that the FDA has raised in the 2017 CRL or may raise in its review of our NDA resubmission responding to the 2017 CRL, and we may not have sufficient time or financial resources to conduct future activities to remediate issues raised by the FDA. Moreover, Corium may not be able to remedy the objectionable conditions found during the FDA’s facility inspection and we may not be able to find an alternative supplier.

In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constituted a basis for addressing the clinical deficiencies cited in the 2013 CRL. We also requested feedback on whether the proposed Twirla NDA content would meet the FDA’s requirements for submission. In April 2017, we received final meeting minutes from our March meeting with the FDA. The FDA indicated that based on the preliminary information provided by us, the SECURE clinical trial results appear acceptable for resubmission and provided feedback on our proposed approach to certain of the FDA’s other questions in the 2013 CRL. The FDA further provided responses to us regarding the presentation of efficacy, safety and clinical pharmacology analyses in the NDA and requested that subgroup analysis of efficacy by body weight be provided. The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA would be sufficient to obtain regulatory approval of Twirla. There is no guarantee that the data obtained from the SECURE clinical trial will be supportive of, or guarantee, or result in our successfully obtaining FDA approval of Twirla in a timely fashion and for a commercially viable indication, if at all. For example, when we resubmit our NDA to respond to the 2017 CRL, the FDA could determine that the trial did not meet its objectives, or the FDA could still have concerns regarding the conduct of the SECURE clinical trial, including regarding discontinuance of subjects from the trial. At any future point in time, the FDA could require us to complete further clinical or preclinical trials or take other actions which could delay or preclude approval of the NDA and would require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all, nor is there any guarantee that FDA would consider any additional information complete or sufficient to support approval. In connection with its review of the planned Twirla resubmission NDA responding to the 2017 CRL, the FDA may hold an advisory committee meeting to obtain committee input on the safety and efficacy of Twirla. Typically, advisory committees will provide responses to specific questions asked by the FDA, including the committee’s view on the approvability of the product candidate under review. Advisory committee decisions are not binding but an adverse decision at the advisory committee may have a negative impact on the regulatory review of Twirla. Additionally, we may choose to engage in the dispute resolution process with the FDA if we do not receive approval, which could extend the timeline for any potential approval.

Further, we plan to resubmit our NDA for Twirla with the clinical data from the SECURE clinical trial and additional information and analyses responding to the 2017 CRL. There is no guarantee that such information, data and analyses will be deemed sufficient by the FDA. While we designed the protocols for the SECURE clinical trial and completed analyses to address the issues raised in the 2013 CRL, and are completing the analyses and other requested items from the 2017 CRL, there is no guarantee that the FDA will deem such steps to be sufficient to address those issues when they are formally reviewed as a part of an NDA resubmission or to demonstrate safety and efficacy to the satisfaction of the FDA. The FDA has significant discretion in the review process, and we cannot predict whether the FDA will agree with our conclusions regarding the results of the SECURE clinical trial, including whether our data are reliable and generalizable. For example, the FDA may disagree with our calculations relating to the number of pregnancies occurring on study, or may view the SECURE clinical trial data, and other information and analyses as insufficient to demonstrate a favorable benefit/risk profile for approval for the proposed indication. In addition, based on top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88. If we were to exclude the top-line data on the obese subpopulation, our Pearl Index for non-obese patients was 3.94 with an upper-bound of the 95% confidence interval of 5.35. The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03. In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI ³ 30 kg/m(2)). Although ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index, the FDA could conclude that our Pearl Index for either the overall study population or a subgroup of the study population or only the non-obese study population is too high to demonstrate efficacy and an adequate risk/benefit profile, and as such, the FDA could decline to approve Twirla on this or any other basis. Also, the FDA may not agree with our analysis of the relationship between BMI and efficacy for Twirla and the FDA may interpret our overall data differently than we do and may decline to approve Twirla on this or any other basis. Furthermore, in connection with the 2017 CRL, the FDA raised questions on the in vivo adhesion properties of Twirla and their potential relationship to our phase 3 clinical trial results, concluded that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time, and recommended that we assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on the product. The FDA also recommended we address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates, among other recommendations and deficiencies further described in our Annual Report on Form 10-K filed with the SEC on March 12, 2018.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in or adherence to trial protocols, differences in size and type of the subject populations and the rates of dropout among clinical trial subjects. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for our product candidates. For example, we received the 2013 CRL from the FDA with respect to an NDA previously filed for Twirla, in which the FDA requested, among other items, additional Phase 3 clinical data to support the application. The SECURE clinical trial was designed in consultation with the FDA and is different than the design of our previous clinical trials of Twirla and it is possible that the FDA could conclude that there was significant variability in the safety and efficacy results of these trials. Additionally, while our SECURE clinical trial was designed and implemented in a manner to address the FDA’s comments and guidance, it is possible that the FDA could ultimately conclude that the data are not supportive of approval. Specifically, following our resubmission of our NDA, the FDA issued the 2017 CRL and raised questions on the in vivo adhesion properties of Twirla and their potential adverse impact on our phase 3 clinical trial results, concluded that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time, and recommended that we assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on the product, among other recommendations and deficiencies further described in our Annual Report on Form 10-K which we filed with the SEC on March 12, 2018.  A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our clinical trials may not be successful.

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

If we are required to conduct additional clinical trials or other studies with respect to any of our product candidates beyond those that we contemplated, if we are unable to successfully complete our clinical trials or other studies or if the results of these studies are not positive or are only modestly positive, we may be delayed in obtaining regulatory approval for our product candidates, we may not be able to obtain regulatory approval at all or we may obtain approval for indications that are not as broad as intended. For example, the FDA issued the 2013 CRL in response to our original NDA for Twirla requesting, among other items, an additional Phase 3 clinical study, which has delayed our ability to obtain regulatory approval for that product candidate. Furthermore, the FDA issued the 2017 CRL in response to the NDA we resubmitted in 2017 and raised questions on the in vivo adhesion properties of Twirla and their potential relationship to our phase 3 clinical trial results, concluded that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time, and recommended that we assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on the product candidate. The FDA also recommended we address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates, among other recommendations and deficiencies further described in our Annual Report on Form 10-K, which we filed with the SEC on March 12, 2018. We may also experience delays due to changes in regulatory requirements and guidance, which may require protocol amendments or the conduct of additional studies. These amendments and additional studies may require regulatory or IRB approval. The approval and conduct of these studies may delay, limit or preclude regulatory approval for our product candidates. Our product development costs will also increase if we experience delays in testing or approvals and we may not have sufficient funding to complete the testing and approval process for any of our product candidates. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products if and when approved. If any of this occurs, our business will be materially harmed.

Our product candidates may have undesirable adverse effects, which may delay or prevent regulatory approval or, if approval is received, require our products to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Unforeseen adverse effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. In the combined safety population of our Phase 3 trials completed prior to the SECURE clinical trial, there were a total of 22 serious adverse events, or SAEs, of which 16 occurred in the Twirla cohort, which had approximately 2.3 times as many subjects as the oral contraceptive comparator cohort. Three of the 16 SAEs in the Twirla cohort (0.2% of the overall Twirla safety population) were considered to be possibly related to Twirla, and included one drug overdose with Benadryl, one case of uncontrollable nausea and vomiting and one instance of DVT. In addition to the SAEs described above, some subjects taking Twirla experienced non-serious adverse events, such as nausea, headache, application site irritation and breast tenderness. Subjects receiving the oral contraceptive comparator also experienced non-serious adverse events such as nausea, headache and breast tenderness, though at different rates. In the SECURE clinical trial, SAEs were observed in approximately 2.0% of the SECURE clinical trial population, and 0.6% of subjects had SAEs that were considered potentially study drug related, including DVT, PE, gallbladder disease, ectopic pregnancy, and depression. In the combined safety database for the three Agile Phase 3 trials (n >3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI >30kg/m(2)).

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

Our product candidates may be considered by the FDA to be drug-device combination products. While our product candidates, as a whole, will be subject to the drug approval process, we and any of our contractors will be required to comply with the FDA regulatory requirements related to both drugs and devices. For instance, drug-device combination products must comply with both the drug cGMPs and device QSRs, which may be done using a streamlined approach. Additionally, drug-device combination products will be subject to additional reporting requirements. The development of drug-device combination products will also be more complex because the sponsor of the product application will need to demonstrate the combined safety and efficacy of the drug and device components. These requirements will require additional effort and monetary expenditure to ensure that our and our partners’ products and product candidates are in compliance.

Risks Related to Our Financial Position and Need for Capital

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern.

We have incurred losses in each year since our inception in December 1997. Our net loss was $28.3 million, $28.7 million and $30.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our net loss was $6.8 million for the three months ended March 31, 2018.  As of March 31, 2018, we had an accumulated deficit of approximately $228.6 million. We believe that our existing cash and cash equivalents will not be sufficient to fund our current and planned operations through the 12 months following the date of this quarterly report on Form 10-Q, which raises substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future.

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

•                  Obtain commercial quantities of our products, if approved, at acceptable cost levels from our third-party manufacturer; and

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

Our ability to become and remain profitable depends on our ability to generate revenue. Even if we are able to generate revenues from the sale of our products, if approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or obtain additional funding or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

If we fail to obtain the capital necessary to fund our operations, we may be unable to obtain regulatory approval of or commercialize Twirla in the United States and we could be forced to share our rights to commercialize Twirla with third parties on terms that may not be favorable to us.

We need large amounts of capital to support our development and commercialization efforts for Twirla. If we are unable to secure sufficient capital to fund our operations, we will not be able to continue these efforts and may not be able to obtain regulatory approval of, or commercialize, Twirla in the U.S. Additionally, in order to raise additional capital, we might have to enter into strategic collaborations that could require us to share commercial rights to Twirla with third parties in ways that we currently do not intend or on terms that may not be favorable to us. Our cash and cash equivalents were $28.3 million as of March 31, 2018. In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending our ability to address the 2017 CRL and receive approval of Twirla. Based on these actions and our current business plan, we believe that our cash and cash equivalents as of March 31, 2018 will be sufficient to meet our operating requirements through the end of 2018. Our current business plan assumes resubmission of our NDA for Twirla in the second quarter of 2018, a six-month FDA review of our NDA resubmission, and resumption of both pre-launch commercial activities and pre-validation and validation of our manufacturing process after Twirla approval. We have met with the FDA in a Type A meeting to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla.  We will be better able to determine the timeline for resubmission of the Twirla NDA after receipt of the final meeting minutes from the FDA.  We will require additional capital to fund operating needs beyond 2018, including among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. We cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process. We may also need to raise additional funds prior to the end of

2018 if we choose to accelerate elements of our commercial plan or we encounter any unforeseen events that affect our current business plan or we may choose to raise additional funds prior to the end of 2018 to provide us with additional working capital. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms and not enter into strategic collaborations, we may be required to curtail our current development programs, cut operating costs, forgo future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In February 2015, we entered into a loan and security agreement, referred to herein as the Hercules Loan Agreement, with Hercules Capital, Inc., or Hercules, for a term loan of up to $25.0 million, or the Term Loan. The Hercules Loan Agreement was amended effective August 25, 2016. A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay our term loan with Oxford. Under terms of the Hercules Loan Agreement, we may, but are not obligated to, draw an additional tranche of up to $8.5 million through March 31, 2017, subject to the achievement of certain clinical milestones. The Hercules Loan Agreement was further amended in May 2017 to extend the period during which we could have drawn the additional tranche of $8.5 million to January 31, 2018. We are currently in discussions with Hercules to extend the period during which the additional tranche of $8.5 million may be drawn. We can make no assurances that our discussions will ultimately be successful and, if such discussions result in an extension of the period in which we may draw the additional tranche of $8.5 million, we could incur additional fees to Hercules. If we cannot successfully negotiate the extension of the draw down period with Hercules, we will lose access to additional tranche of the term loan as a potential source of capital.

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

The Term Loan is secured by substantially all of our property other than our intellectual property. As a result of the amendment to the Hercules Loan Agreement, we were required to make interest-only payments through January 2017. On February 1, 2017, we began making principal payments with respect to the Term Loan. The Term Loan currently bears interest at rate of 9.25% per annum and matures on December 1, 2018.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to March 31, 2018, we have cumulative net cash flows used by operating activities of $200.4 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending our ability to address the 2017 CRL and receive approval of Twirla. Based on these actions and our current business plan, we believe that our cash and cash equivalents as of March 31, 2018 will be sufficient to meet our operating requirements through the end of 2018. Our current business plan assumes resubmission of our NDA for Twirla in the second quarter of 2018, a six-month FDA review of our NDA resubmission, and resumption of both pre-launch commercial activities and pre-validation and validation of our manufacturing process after Twirla approval. We have met with the FDA in a Type A meeting to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla.  We will be better able to determine the timeline for resubmission of the Twirla NDA after receipt of the final meeting minutes from the FDA.  We will require additional capital to fund operating needs beyond 2018, including among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. Accordingly, we will be required to obtain further funding through other public or private offerings, debt financing, collaboration or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward- looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. For instance, we cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process. We have based this estimate on a number of assumptions that may prove to be wrong and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business and we may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

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

Assuming FDA approval, Twirla will be the first product that we commercialize. The rest of our pipeline of products are in earlier stages of clinical development and will require additional clinical and product development and funding in order to advance towards commercialization, which could take considerable time. If Twirla is not approved, our business, results of operations and ability to advance our pipeline, would be significantly adversely affected. In addition, we will require additional capital for the validation of our commercial manufacturing process and commercial launch of Twirla, if approved. Our ability to generate revenues and become profitable will depend in large part on the commercial success of Twirla. Potential prescribers of Twirla include physicians, nurse practitioners, or NPs, physician’s assistants, or Pas, and pharmacists. Registered Pharmacists, or RPh, are authorized to prescribe contraceptives in some states currently, and others have pending legislation that would allow pharmacists to prescribe contraceptives. If Twirla or any other product that we commercialize in the future does not gain an adequate level of acceptance among prescribers, patients and third parties, we may not generate significant product revenues or become profitable. Market acceptance of Twirla, and any other product that we commercialize, by prescribers, patients and third-party payors will depend on a number of factors, some of which are beyond our control, including:

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

We are seeking approval for Twirla from the FDA for a contraception indication. Following our original submission of the NDA, we received the 2013 CRL from the FDA requesting, among other things, additional Phase 3 data. On December 21, 2017, we received the 2017 CRL from the FDA citing deficiencies related to the manufacturing process for Twirla, our manufacturer, and raising questions on the in vivo adhesion properties of Twirla and their potential relationship to our phase 3 clinical trial results, among other deficiencies further described in our Annual Report on Form 10-K, which we filed with the SEC on March 12, 2018. Our ability to commercialize Twirla, and the timing of Twirla commercialization, is dependent on FDA’s review of our response to the 2017 CRL and our NDA for Twirla, and other items such as Corium’s correction of objectionable conditions observed during the FDA inspection or the identification of an alternative supplier, timely and successful completion of the validation of equipment for commercial manufacturing, ultimate FDA approval, and additional capital. In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending our ability to address the 2017 CRL and receive approval of Twirla. Our current business plan assumes resubmission of our NDA for Twirla in the second quarter of 2018, a six-month FDA review of our NDA resubmission, and resumption of both pre-launch commercial activities and pre-validation and validation of our manufacturing process after Twirla approval, if the FDA approves Twirla. We have met with the FDA in a Type A meeting to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla.  We will be better able to determine the timeline for resubmission of the Twirla NDA after receipt of the final meeting minutes from the FDA.  We will require additional capital to fund operating needs beyond 2018, including among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. We cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we along with Corium, our third-party manufacturer, will be able to complete validation of our commercial manufacturing successfully and in a timely manner.

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

•                  Access to the prescriber universe, particularly obstetrics and gynecology physicians, could be limited, decreasing our ability to promote Twirla efficiently; and

•                  Our ability to access pharmacists in states where they are authorized by law to prescribe contraceptives could be limited, decreasing our ability to promote Twirla

The degree of acceptance and uptake of Twirla, if approved, by prescribers, patients and third-party payors will depend upon a number of factors, including:

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

We do not control the manufacturing process of Twirla, and are completely dependent on Corium for compliance with the FDA’s manufacturing regulatory requirements for manufacture of Twirla, our other potential product candidates and our products, if and when approved. If Corium or other contract manufacturers that we may use cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. The facilities used by Corium to manufacture our product candidates must be approved by the FDA pursuant to inspections that are conducted in connection with the FDA’s review of our NDA for Twirla. On December 21, 2017, the FDA issued the 2017 CRL, indicating that our resubmitted NDA for Twirla could not be approved in its present form. The 2017 CRL identifies deficiencies relating to quality control adhesion test methods which are part of the manufacturing process for Twirla. The 2017 CRL also noted that observations identified during a PAI for the Twirla NDA of Corium’s facility must be resolved. Prior to receiving the 2017 CRL, we submitted an amendment to our NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality control adhesion test methods reiterated in the 2017 CRL. In the 2017 CRL, the FDA acknowledged receipt of the amendment and stated that the amendment was not reviewed prior to the FDA’s action. In addition, on November 20, 2017 and December 1, 2017, Corium provided the FDA with responses to each of the observations made during the FDA’s facility inspection, which included a PAI for Twirla. Under the FDA’s regulations, we were entitled to request a Type A meeting with the FDA within 90 days of receiving a CRL, and the FDA has a goal to grant us a meeting date within 30 days of the meeting request. At our request, the FDA had a Type A meeting with us to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla. We plan to provide an update on the outcome of the Type A meeting after we receive the official meeting minutes from the FDA and we will then be better able to determine when we will resubmit our Twirla NDA.

In addition, while Corium has provided the FDA with responses to each of the observations made during the FDA’s facility inspection, we expect that the FDA will re-inspect our manufacturing partner’s facilities during its review of our planned resubmission before approval can be granted. The FDA has the authority to re-inspect SECURE clinical trial sites as part of a review of an NDA as well. The FDA may also determine that our responses to the manufacturing deficiencies in the 2017 CRL and Corium’s responses to the manufacturing facility inspection objectionable conditions are not sufficient or require product development and additional analyses and/or studies and deny approval of the Twirla NDA on this basis as well. For example, the FDA could determine that we and Corium have not established comparability between the manufacturing process used in producing the clinical supplies for our SECURE clinical trial and the manufacturing process Corium plans to use to produce commercial supplies of Twirla, if approved, which in turn could require us and Corium to perform additional work, incur significant costs and delay the timeline for the resubmission of our NDA. The FDA may also find additional objectionable conditions upon re-inspection of the Corium facility. If the FDA does not approve the Corium facility for the manufacture of Twirla, or if Corium is not able to address the objectionable conditions found by the FDA, we may need to find an alternative supplier, which will take time and monetary expenditures, and which we may not be able to do on favorable terms to us or at all.

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

Our product candidates may compete with other products and product candidates for access to manufacturing resources and facilities. There are a limited number of manufacturers that operate in compliance with the FDA’s manufacturing requirements and that are both capable of manufacturing for us and willing to do so. If our existing third-party manufacturer, or the third parties that we may engage in the future to manufacture a product for commercial sale or for our clinical trials, should cease to continue to manufacture our product candidates for any reason, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify alternative suppliers. If for any reason we are unable to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

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

We, through Corium, also rely on certain third parties as the current sole source of the materials they supply. Although many of these materials are produced in more than one location or are available from another supplier, if any of these materials becomes unavailable to us for any reason, we likely would incur added costs and delays in identifying or qualifying replacement materials and there can be no assurance that replacements would be available to us on acceptable terms, or at all. In certain cases, we may be required to get regulatory approval to use alternative suppliers, and this process of approval could delay development of our product candidates and, assuming FDA approval, commercial production of Twirla, indefinitely. For example, the sole manufacturer of one of the components of the packaging of our Twirla patch notified us that it would be discontinuing manufacture of the component. We currently believe that manufacturing of this component has now been discontinued. In conjunction with Corium, we were able to secure an amount of inventory of the packaging component that we believe will last until at least 2021. We are currently evaluating sources for a replacement for this discontinued component and, assuming FDA approval of this replacement material, we could eventually use the replacement material in connection with the commercial production of Twirla.

If Corium’s third-party suppliers fail to deliver the required quantities of sub-components and starting materials, in accordance with all regulatory requirements, and on a timely basis and at commercially reasonable prices, and we and Corium are unable to find one or more alternative suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and on a timely basis, the continued development of our product candidates, and assuming FDA approval, commercialization of Twirla, would be impeded, delayed, limited or prevented, which could harm our business, results of operations, financial condition and prospects. We could also face regulatory enforcement actions.

If the manufacturing facilities of Corium are not maintained in a manner that is compliant with FDA’s manufacturing requirements, we may need to find alternative manufacturers and suppliers, which could result in supply interruptions of Twirla and our other potential product candidates, additional costs and lost revenues.

Corium’s facilities used for the manufacture of our product candidates must be maintained in a manner compliant with the FDA’s manufacturing requirements, including obtaining favorable inspection reports. We do not control the manufacturing process and are dependent on Corium for compliance with the FDA’s requirements for manufacture of Twirla and our other potential product candidates. If Corium cannot successfully manufacture material components and finished products that conform to our specifications and the FDA’s strict regulatory requirements, they and we may be subject to regulatory action, including adverse inspectional findings, Warning Letters, Untitled Letters, product recall requests, withdrawal of product or investigational approvals, non-approval of marketing applications, clinical holds or termination of clinical trials, disgorgement, restitution, exclusion from federal healthcare programs, detentions or seizures, refusal to allow the import or export of a product, injunction against or restriction of manufacture or distribution, consent decrees, corporate integrity agreements, criminal and civil penalties, including imprisonment, and Corium may not be able to maintain FDA approval for its manufacturing facilities or acceptance of its manufacturing data in regulatory filings. For example, the 2017 CRL identifies deficiencies relating to quality control adhesion test methods and specifications which are part of the manufacturing process for Twirla and also noted that objectionable conditions identified during an inspection of Corium must be resolved, among other deficiencies further discussed in our Annual Report on Form 10-K, which we file with the SEC on March 12, 2018. If Corium’s facilities cannot maintain compliance with FDA requirements, we may need to find and successfully qualify alternative manufacturing facilities, which could result in supply interruptions of Twirla and our other potential product candidates and substantial additional costs as a result of such delays, including costs with respect to finding alternative manufacturing facilities, and lost revenues. There is further no guarantee that the FDA would approve these alternative facilities.

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

As CROs and clinical investigators are not our employees, we cannot control whether or not they devote sufficient time and resources to our clinical trials for which they are engaged to perform, and whether they comply with the applicable regulatory requirements, known as Current Good Clinical Practices, or cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our product candidates in clinical development, which include requirements related to the conduct of the study, subject informed consent, and IRB approval. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. Although we may rely on third parties for the execution of our trials, we are nevertheless responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on CROs and clinical trial sites does not relieve us of our regulatory responsibilities. If we, any of our CROs, or clinical trial sites fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, European Medicines Agency or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications, in addition to the SECURE clinical trial. We cannot assure you that, upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product candidate materials produced in compliance with the FDA’s manufacturing regulations. Our failure to comply with these regulations may require us to discontinue or repeat clinical trials, which would delay the regulatory approval process. If the CROs or clinical trial sites we engage do not successfully carry out their contractual duties or obligations, conduct the clinical trials in accordance with all regulatory requirements and the applicable protocols, or meet expected deadlines, or if they need to be replaced, or the quality or accuracy of the data they provide is compromised due to the failure to adhere to regulatory requirements or for other reasons, then our development programs may be extended, delayed or terminated, or we may not be able to obtain marketing approval for or successfully commercialize our product candidates. Failure to comply with clinical trial regulatory requirements may further subject us to regulatory action, including Warning Letters, Untitled Letters, adverse inspectional findings, clinical holds or termination of clinical trials, non-approval of marketing applications, criminal and civil penalties, including imprisonment, injunction against manufacture or distribution and debarment. As a result, our financial results and the commercial prospects for our product candidates would be harmed and our costs would increase.

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

Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters could lead to delays in the development process or commercialization of our product candidates and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority.

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

Even if we obtain U.S. regulatory approval of Twirla or other potential product candidates, the FDA may still impose significant restrictions on their indicated uses, including more limited patient populations, require that precautions, contraindications, or warnings be included on the product labeling, including black box warnings, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Claims that we may make may also be restricted through our approved labeling. For example, based on the SECURE clinical trial top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88. The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03. In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI ³30 kg/m(2)). Although ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index, the FDA could conclude that the Pearl Index in the overall population or a subpopulation is too high to demonstrate efficacy and an adequate risk/benefit profile. As such, we may not obtain approval of Twirla based on these data or any other basis. Even if we receive approval of Twirla, FDA may determine that for a specific subgroup of patients, Twirla has lower efficacy and presents a higher risk, necessitating labeling restrictions. For instance, FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories or otherwise require labeling limitations or warnings for such subpopulation, which could limit the commercial potential of the product, if approved. FDA may further require us to include other information and/or data in the label for Twirla that may make it more difficult for us to successfully commercialize the product, if approved. For instance, FDA may require us to include the Pearl Index results from the previously conducted Phase 3 trials, which were higher than the SECURE clinical trial’s overall and certain sub-group Pearl Index results. We will discuss specific labeling requirements with the FDA in the future.

If approved, Twirla and our other potential product candidates, if approved, will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, import, export, safety surveillance, advertising, marketing promotion, recordkeeping, reporting of adverse events and other post-market information, and further development. These requirements include registration with the FDA, listing of our drug products, payment of annual fees, as well as continued compliance with cGCPs for any clinical trials that we conduct post-approval. Application holders must notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product manufacturing changes. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the FDA’s manufacturing requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. If we are found to be noncompliant with applicable requirements, the FDA and other government authorities may issue a Warning Letter or Untitled Letter, or take other regulatory action such as a product seizure and detention, withdrawal of product approval, request for a recall, refusal to allow the import or export of the product, criminal or civil penalties, injunction against or restriction of manufacture or distribution, consent decrees, disgorgement, restitution, clinical holds or terminations of clinical trials, exclusion from federal healthcare programs, corporate integrity agreements, or imprisonment.

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

In the United States, engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute drug products through, for example, corporate integrity agreements, and debarment, suspension or exclusion from participation in federal and state healthcare programs. These false claims statutes include the federal civil False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices promoting off-

label drug uses involving fines that are as much as $3.0 billion. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Moreover, the FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay marketing approval, and the sale and promotion of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in post-grant proceedings including reexamination, post-grant review, inter partes review, or derivation or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

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

As of March 31, 2018, we had a total of 21 full-time employees, and we use third-party consultants to assist with our current sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax-exempt rate and the value of the company’s stock immediately before the ownership change. We may be unable to offset future taxable income, if any, with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will expire between 2018 and 2037 if we have not used. Net operating loss carryforwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Code.

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

As of May 4, 2018, we had 34,248,268 shares of common stock outstanding. Of these shares, 33,953,593 shares of common stock are freely tradeable, without restriction, in the public market. Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock.

In addition, the 5,144,336 shares subject to outstanding options and restricted stock units under our stock option plans and the 245,749 shares reserved for future issuance under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

As of March 31, 2018, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 65.3% of our outstanding voting stock.

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

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit
Number	Description of Document

31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2018	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2018

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)