Form 10-Q
period 2018-06-30
AGILE THERAPEUTICS INC
filed 2018-08-03
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 34,377,329 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 2, 2018.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2018

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

•                  The potential that we do not reach a successful conclusion to the formal dispute resolution process with the U.S. Food and Drug Administration, or FDA, regarding our second Twirla complete response letter, or 2017 CRL, issued by the FDA on December 21, 2017 and we are required to reformulate Twirla;

•                  our ability to adequately and timely respond to the deficiencies in the 2017 CRL;

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

•                  our ability along with our third-party manufacturer, Corium International, Inc., or Corium, to complete successfully the scale-up of the commercial manufacturing process for Twirla, including the

ii

qualification and validation of equipment related to the expansion of Corium’s manufacturing facility and to pass an FDA pre-approval inspection;

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

iii

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1.  Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$22,465	$35,952
Prepaid expenses	200	762
Total current assets	22,665	36,714
Property and equipment, net	13,924	13,863
Other assets	18	18
Total assets	$36,607	$50,595

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,078	$2,784
Accrued expenses	1,751	852
Loan payable, curent portion	7,525	10,607
Warrant liability	—	29
Total current liabilities	10,354	14,272

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $.0001 par value, 150,000,000 shares authorized, 34,377,329 and 34,186,342 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	260,199	258,092
Accumulated deficit	(233,949)	(221,772)
Total stockholders’ equity	26,253	36,323
Total liabilities and stockholders’ equity	$36,607	$50,595

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

(in thousands, except par value and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$2,413	$3,798	$6,372	$8,519
General and administrative	2,318	3,198	5,404	5,603
Restructuring costs	416	—	416	—

Total operating expenses	5,147	6,996	12,192	14,122

Loss from operations	(5,147)	(6,996)	(12,192)	(14,122)

Other income (expense)
Interest income	101	61	198	109
Interest expense	(320)	(504)	(689)	(1,050)
Change in fair value of warrants	22	(7)	29	102
Total other income (expense), net	(197)	(450)	(462)	(839)

Loss before benefit from income taxes	(5,344)	(7,446)	(12,654)	(14,961)
Benefit from income taxes		—	477	—
Net loss	$(5,344)	$(7,446)	$(12,177)	$(14,961)

Net loss per share (basic and diluted)	$(0.16)	$(0.26)	$(0.36)	$(0.52)

Weighted-average common shares (basic and diluted)	34,277,601	28,802,112	34,253,515	28,785,827

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,177)	$(14,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	11
Stock based compensation expense	2,106	1,760
Noncash interest	262	360
Change in fair value of warrants	(29)	(102)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	562	2,243
Accounts payable and accrued expenses	(644)	(1,230)
Net cash used in operating activities	(9,908)	(11,919)

Cash flows from investing activities:
Acquisition of property and equipment	(316)	(450)
Net cash used in investing activities	(316)	(450)

Cash flows from financing activities:
Principal payments of loan payable	(3,263)	(2,496)
Proceeds from exercise of stock options	—	53
Net cash used in financing activities	(3,263)	(2,443)

Net decrease in cash and cash equivalents	(13,487)	(14,812)
Cash and cash equivalents, beginning of period	35,952	48,750
Cash and cash equivalents, end of period	$22,465	$33,938

Supplemental disclosure of noncash financing activities
Supplemental cash flow information
Interest paid	$449	$713
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2018

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

The Company’s lead product candidate, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development. Substantially all of the Company’s resources are currently dedicated to developing and seeking regulatory approval for Twirla in the United States. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company has incurred losses each year since inception. As of June 30, 2018, the Company had an accumulated deficit of approximately $233.9 million.

The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings (see Note 7), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding. The Company expects to continue to incur net losses into the foreseeable future.

Going Concern

On December 21, 2017, the Company received a complete response letter (the “2017 CRL”) from the FDA citing deficiencies related to the manufacturing process for Twirla and raising questions on the in vivo adhesion properties of Twirla and their potential relationship to the Company’s Phase 3 clinical trial results. The Company’s ability to commercialize Twirla, and the timing of Twirla commercialization, is dependent on FDA’s review of the Company’s response to the 2017 CRL and its NDA for Twirla, and other items such as timely and successful completion of the validation of equipment for commercial manufacturing, ultimate FDA approval, and additional capital. In January 2018, following the Company’s receipt of the 2017 CRL, the Company significantly scaled back its preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending its ability to address the 2017 CRL and receive approval of Twirla. In April 2018, the Company met with the FDA in a Type A meeting to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla, and the Company announced the content of the official minutes from the meeting in May 2018.

In June 2018, the Company announced it had submitted a formal dispute resolution request (“FDRR”) with the FDA for Twirla.  The dispute pertains to the determination from the FDA’s reviewing Division of Bone, Reproductive and Urologic Products (“DBRUP”) that concerns surrounding the in vivo adhesion properties of Twirla prevent the approval and cannot be addressed through the Company’s proposed patient compliance programs.  By submitting its FDRR, the Company is availing itself of the FDA’s established appeal process whereby disagreements with conclusions reached by a reviewing Division within the FDA are reviewed above the Division level.  The initial FDRR we submitted in June 2018 has been reviewed by the Office of Drug Evaluation III (“ODE III”) which denied the Company’s appeal on July 20, 2018. The Company will escalate its appeal to the Office of New Drugs (“OND”) and, potentially, additional levels of FDA management if necessary.

The Company also announced a reduction in its workforce and reductions in other planned operating expenses (see Note 9) as it pursues formal dispute resolution.  As a result of these planned cost reductions, the Company believes that its cash and cash equivalents as of June 30, 2018, will be sufficient to meet its operating requirements into the second quarter of 2019.  The Company will require additional capital to fund operating needs for the remainder of the second quarter of 2019 and beyond, including among other items, the resumption and completion of its commercialization plan for Twirla, which primarily includes the validation of the Company’s commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of its other potential product candidates. The Company cannot assure you that the FDA will approve Twirla, or that the

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2018

(in thousands, except share and per share data)

Company along with Corium, its third-party manufacturer, will be able to complete validation of the Company’s commercial manufacturing successfully and in a timely manner.

The Company’s ability to continue operations for the remainder of the second quarter of 2019 and beyond will depend on its ability to obtain additional funding, as to which no assurances can be given. There can be no assurance that any financing by the Company can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, there is substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2018, the Company had cash and cash equivalents of $22.5 million. The Company continues to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. The Company’s future success depends on its ability to raise additional capital and/or implement the various strategic alternatives discussed above. The Company cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current stockholders may experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company then may be unable to complete the development of Twirla , and may also be required to further cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

The unaudited financial statements as of June 30, 2018 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. The accompanying financial statements as of June 30, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of management, the unaudited interim financial statements reflects all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made.  The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2018

(in thousands, except share and per share data)

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

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Management does not believe that there has been any impairment of the carrying value of any long-lived assets as of June 30, 2018.

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

In connection with the completion of the Company’s initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock.  Warrants with non-standard anti-dilution provisions (referred to as down round protection) are classified as liabilities and re-measured each reporting period.  As of June 30, 2018, there were outstanding 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

The warrants issued in connection with the Company’s debt financing completed in February 2015 (see Note 6) are classified as a component of stockholders’ equity. The value of such warrants was determined using the Black-Scholes option-pricing model.  As of June 30, 2018, there were outstanding 180,274 warrants to purchase common stock at $5.89 per share related to this debt financing. These warrants expire on February 24, 2020.

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2018

(in thousands, except share and per share data)

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2018 and 2017, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	June 30,
	2018	2017
Common stock warrants	242,779	242,779
Unvested restricted stock units	147,554	264,361
Common stock options	5,702,976	3,779,915
Total	6,093,309	4,287,055

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2018

(in thousands, except share and per share data)

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2018

(in thousands, except share and per share data)

	Level 1	Level 2	Level 3
June 30, 2018
Assets:
Cash and cash equivalents	$22,364	$—	$—
Total assets at fair value	$22,364	$—	$—

Liabilities:
Common stock warrants	$—	$—	$—
Total liabilities at fair value	$—	$—	$—

	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Cash and cash equivalents	$35,870	$—	$—
Total assets at fair value	$35,870	$—	$—

Liabilities:
Common stock warrants	$—	$—	$29
Total liabilities at fair value	$—	$—	$29

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of June 30, 2018 include (i) volatility (70.0%), (ii) risk free interest rate of 2.52% (estimated using treasury bonds with a 1.50 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($0.49) and (v) expected life (1.50 years).

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2017 include (i) volatility (70.0%), (ii) risk free interest rate of 1.89% (estimated using treasury bonds with a 2-year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($2.69) and (v) expected life (2 years).

The following is a rollforward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2015	$406
Change in fair value	(234)
Ending balance at December 31, 2016	172
Change in fair value	(143)
Ending balance at December 31, 2017	29
Change in fair value	(29)
Ending balance at June 30, 2018	$—

There were no transfers between Level 1, 2 or 3 during 2018 or 2017. If the Company’s estimates regarding the fair value of its warrants are inaccurate, a future adjustment to these estimated fair values may be required. Additionally, these estimated fair values could change significantly.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2018

(in thousands, except share and per share data)

4. Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2018	2017
Prepaid clinical trial expense	$—	$205
Prepaid insurance	123	388
Other	77	169
Total prepaid expenses	$200	$762

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2018	2017
Employee bonuses	$549	$215
Accrued interest payable	531	451
Accrued restructuring costs (see Note 9)	364	—
Accrued professional fees and other	307	186
Total accrued liabilities	$1,751	$852

6. Loan and Security Agreements

Hercules Capital, Inc.

In February 2015, the Company entered into a loan and security agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) for a term loan of up to $25.0 million. In August 2016, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules which amended certain terms of the Hercules Loan Agreement. In May 2017, the Company entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with Hercules which further amended certain terms of the Hercules Loan Agreement. A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay the Company’s previous term loan with Oxford Finance LLC.

The First Amendment extended the Company’s option to draw down the second tranche of $8.5 million (the “Second Term Loan Advance”) of the term loan facility provided under the Hercules Loan Agreement (the “Term Loan”) until March 31, 2017 and made the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions. The Second Amendment further extended the Company’s option to draw the Second Term Loan Advance until January 31, 2018 and continued to make the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions. The First Amendment also extended the interest-only payments until January 31, 2017, in connection with the first tranche of $16.5 million (the “First Term Loan Advance” and together with the Second Term Loan Advance, the “Term Loan Advances”). The period during which the additional tranche of $8.5 million may be drawn has expired and therefore the $8.5 million can no longer be drawn by the Company.

The First Amendment provides the Term Loan will mature on December 1, 2018. As a result of the First Amendment, and in connection with the extension of the interest-only period from the First Term Loan Advance, Hercules returned to the Company the principal payments paid by the Company in July and August 2016, which

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2018

(in thousands, except share and per share data)

such returned payments will once again constitute outstanding Term Loan advances under the Hercules Loan Agreement. In connection with the execution of the First Amendment, the Company paid Hercules a facility fee of $165. The facility fee represents a debt issue cost which is being reflected as a reduction to the carrying amount of loan payable in accordance with ASU 2015-03. Such issue costs are being amortized to interest expense over the life of the Term Loan using the effective interest method. As of June 30, 2018 and December 31, 2017, the Company had outstanding borrowings of $7.6 million and $10.9 million, respectively, related to the Hercules Loan Agreement which is recorded on the balance sheet in loan payable, current portion.  As of June 30, 2018, the fair value of Term Loan approximates its carrying value.

The Term Loan accrues interest at a rate of the greater of 9.0% or 9.0% plus Prime minus 4.25% and is payable monthly. Principal is due in 23 consecutive monthly installments beginning on February 1, 2017 and ending on December 1, 2018. In addition to the outstanding principal balance, the Company is required to make an end of term final payment of approximately $611 on the maturity date of the Term Loan (December 1, 2018). The amount of the end of term final payment is being accrued over the loan term as interest expense.

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

Interest expense on the Hercules Loan Agreement including the accretion of the value of the related warrants, accrual of term loan back-end fee and amortization of the deferred financing costs was approximately $320 and $689, for the three and six months ended June 30, 2018, respectively and $504 and $1,050, for the three and six months ended June 30, 2017, respectively.

7. Stockholders’ Equity

Shelf Registration Statement

On June 19, 2015, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million (the “2015 Shelf Registration Statement”).  On July 1, 2015, the 2015 Shelf Registration Statement was declared effective by the SEC.  The Company completed offerings of common stock in both January 2016 and August 2017 utilizing the 2015 Shelf Registration Statement (see below).  The 2015 Shelf Registration Statement expired on June 30, 2018 and the Company no longer has an active Shelf Registration Statement.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2018

(in thousands, except share and per share data)

2017 Public Offering of Common Stock

In August 2017, the Company completed an underwritten public offering of 5,333,334 shares of its common stock at a public offering price of $3.75 per share.  Proceeds from this offering, net of underwriting discounts, commissions and other offering costs were approximately $18.5 million.

Performance Based Restricted Stock Awards

In January 2018, the Company granted up to 365,000 shares of performance-based restricted stock units (“Performance Units”) under the Company’s 2014 Incentive Compensation Plan primarily to executive officers which are largely contingent upon the achievement of performance goals during the performance period beginning on the date of grant and ending on December 31, 2019 as set forth in each individual’s Performance Unit agreement. Performance Units granted in January 2018 replaced Performance Units granted in April 2017 which expired.  Given the uncertainty of the achievement of the performance goals during the performance period, the Company has not recorded compensation expense related to these awards for the three and six months ended June 30, 2018.

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$338	$303	$689	$580
General and administrative	649	622	1,417	1,180
Total	$987	$925	$2,106	$1,760

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

9. Restructuring Costs

In June 2018, the Company announced a reduction in its workforce, which resulted in the elimination of several employees primarily from the Company’s commercial and clinical teams, representing approximately thirty percent of its employees.  This workforce reduction, along with other reductions in planned operating expenses is designed to preserve cash while the Company pursues formal dispute resolution with the FDA for Twirla.

In June 2018, the Company also announced that it had adopted a retention plan (the “Retention Plan”) to provide (i) cash retention payments to all remaining employees in order to induce such employees to remain employed by the Company through December 31, 2018 and (ii) stock option grants to all remaining employees in order to induce such employees to remain employed by the Company through December 31, 2019.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2018

(in thousands, except share and per share data)

Each employee who participates in the Retention Plan and (i) remains continuously employed by the Company through December 31, 2018 or (ii) has been terminated by the Company other than for cause (as defined in an applicable employment agreement, or, if no employment agreement exists, as determined by the Company in good faith) prior to December 31, 2018, shall be paid a lump-sum cash payment in amount determined by the compensation committee (“Compensation Committee”) of the Company’s board of directors at the time of the adoption of the Retention Plan.  If an eligible employee terminates service prior to December 31, 2018 for any reason other than termination of employment by the Company without cause, no such cash retention payment shall be made to the eligible employee. The total amount of the cash portion of the Retention Plan is approximately $0.6 million.

In addition, all remaining employees were granted a stock option to purchase the number of shares of common stock as approved by the Compensation Committee, with a per share exercise price of $0.58, representing the closing price of the Company’s common stock as reported by Nasdaq on the date the Retention Plan was approved by the Compensation Committee.  Each option will vest in four equal 25% installments on the following dates: (i) June 20, 2018, (ii) December 31, 2018, (iii) June 30, 2019 and (iv) December 31, 2019.

A summary of accrued restructuring costs, included as a component of accrued liabilities on the Company’s unaudited June 30, 2018 balance sheet is as follows:

	December 31, 2017	Charges	Payments	June 30, 2018
Accrued severance	$—	380	(52)	328
Accrued retention bonus	—	36	—	36
Total	$—	$416	$(52)	$364

10. Commitments and Contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position. As of June 30, 2018, the Company has not recorded a provision for any contingent losses.

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

Overview

We are a forward-thinking women’s healthcare company dedicated to fulfilling the unmet health needs of today’s women. Twirla® and our other current potential product candidates are designed to provide women with contraceptive options that offer greater convenience and facilitate compliance. Our lead product candidate, Twirla, also known as AG200-15, is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development.

Since our inception in 1997, we have devoted substantial resources to developing Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $14.4 million, $20.9 million and $25.6 million during the years ended December 31, 2017, 2016 and 2015, respectively.  We incurred research and development expenses of $2.4 million and $6.4 million for the three and six months ended June 30, 2018, respectfully and $3.8 million and $8.5 million for the three and six months ended June 30, 2017, respectfully.  We anticipate that a portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We believe that our cash and cash equivalents as of June 30, 2018, will be sufficient to meet our operating requirements into the second quarter of 2019. We will require additional capital to fund our operating needs for the remainder of the second quarter of 2019 and beyond, including, among other items, the resumption and completion of our commercialization plan for Twirla, which primarily includes the validation of our manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates.

We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans.  As of June 30, 2018 and December 31, 2017 respectively, we had $22.5 million and $35.9 million in cash and cash equivalents.

In February 2015, we entered into a loan and security agreement with Hercules Capital, Inc. or Hercules, for a term loan of up to $25.0 million, which we refer to as the Hercules Loan Agreement. A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay our existing term loan. The Hercules Loan Agreement was amended in August 2016 to, among other things, extend the period during which we could have drawn the additional tranche of $8.5 million to March 31, 2017 and extended the period during which we make interest-only payments until January 31, 2017. The Hercules Loan Agreement was further amended in May 2017 to extend the period during which we could have drawn the additional tranche of $8.5 million to January 31, 2018. The period during which the additional tranche of $8.5 million may be drawn has expired and therefore the $8.5 million can no longer be drawn by us. On February 1, 2017, we began making principal payments with respect to the Hercules Loan Agreement. See further discussion in “Funding Requirements and Other Liquidity Matters” below.

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

On December 21, 2017, the U.S. Food and Drug Administration, or FDA, issued a complete response letter, or the 2017 CRL, indicating that our resubmitted New Drug Application, or NDA, for Twirla could not be approved in its present form. The 2017 CRL identifies deficiencies relating to quality control adhesion test methods and specification which are part of the manufacturing process for Twirla. The 2017 CRL also noted that objectionable conditions identified during an inspection for the Twirla NDA of our third-party manufacturer, Corium International Inc., or Corium’s, facility must be resolved. Prior to receiving the 2017 CRL, we submitted an amendment to our NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality control adhesion test methods cited in the 2017 CRL. In the 2017 CRL, the FDA acknowledged receipt of the amendment and stated that the amendment was not reviewed prior to the FDA’s action. In addition, on November 20, 2017 and December 1, 2017, Corium provided the FDA with responses to each of the observations made during the FDA’s facility inspection. In April 2018, we met with the FDA in a Type A meeting to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla, and we announced the content of the official minutes from the meeting in May 2018.

In June 2018, we announced we had submitted a formal dispute resolution request, or FDRR, with the FDA for Twirla.  The dispute pertains to the determination from the FDA’s reviewing Division of Bone, Reproductive and Urologic Products, or DBRUP, that concerns surrounding the in vivo adhesion properties of Twirla prevent the approval of the NDA and cannot be addressed through our proposed patient compliance programs.  By submitting the FDRR, we are availing the Company of the FDA’s established appeal process whereby disagreements with conclusions reached by a reviewing Division within the FDA are reviewed above the Division level.  The initial FDRR we submitted in June 2018 was denied by the Office of Drug Evaluation III, or ODE III, on July 20, 2018. We will escalate our appeal to the Office of New Drugs, or OND, and, potentially, additional levels of FDA management if necessary.

In addition, while Corium has provided the FDA with responses to each of the observations made during the FDA’s facility inspection, we expect that the FDA will re-inspect our manufacturing partner’s facilities during its review of our anticipated resubmission before approval can be granted. The FDA has the authority to re-inspect SECURE clinical trial sites as part of a review of an NDA as well. The FDA may also determine that our responses to the manufacturing deficiencies in the 2017 CRL and Corium’s responses to the manufacturing facility inspection observations are not sufficient or require additional analyses and/or studies and deny approval of the Twirla NDA on this basis as well.

We have not generated any revenue and have never been profitable for any year. Our net loss was $28.3 million, $28.7 million and $30.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our net loss was $5.3 million and $12.2 million for the three and six months ended June 30, 2018, respectively.  We expect to incur increased expenses and increasing operating losses for the foreseeable future as we seek the approval of our NDA for Twirla, complete the qualification and validation of our commercial manufacturing process, initiate pre-launch commercial activities, commercially launch Twirla, if approved, advance our other potential product candidates and expand our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We believe that our cash and cash equivalents as of June 30, 2018, will be sufficient to meet our operating requirements into the second quarter of 2019. We will require additional capital to fund our operating needs for the remainder of the second quarter of 2019 and beyond including, among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate. Based upon the foregoing there is substantial doubt about our ability to continue as a going concern. See further discussion in “Funding Requirements and Other Liquidity Matters” in this section.

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

We have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations and other potential product candidates in our pipeline in addition to the commercial activities required for the pre-launch and launch of Twirla, if approved. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise additional capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis, as the majority of our past and planned expenses have been and will be in support of Twirla. In 2018, we expect our research and development expenses will likely decrease as compared with our 2017 research and development expenses as we pursue formal dispute resolution. Research and development expenses in 2018 will consist primarily of those costs associated with the continued development and refinement of our commercial manufacturing process, costs associated with the formal dispute resolution process, and preparation and resubmission of the NDA for Twirla. In response to the 2017 CRL, we have significantly scaled back equipment qualification and validation of our commercial manufacturing process and resumption and completion of these activities will require additional capital.

To date, our research and development expenses have related primarily to the development of Twirla. We expect research and development expenses in 2018 to support the formal dispute resolution process, focus on preparing the resubmission of our new NDA, and also toward the qualification and validation of our commercial manufacturing process. For the three months ended June 30, 2018 and 2017, our research and development expenses were approximately $2.4 million and $3.8 million, respectively.  For the six months ended June 30, 2018 and 2017, our research and development expenses were approximately $6.4 million and $8.5 million, respectively.  The following table summarizes our research and development expenses by functional area.

	Three months ended		Six months ended
	June 30,		June 30,
	(In thousands)
	2018	2017	2018	2017

Clinical development	$190	$759	$431	$2,021
Regulatory	223	579	336	1,098
Personnel related	619	682	1,326	1,453
Manufacturing - commercialization	998	1,023	3,491	2,703
Manufacturing	45	452	99	664
Stock-based compensation	338	303	689	580
Total research and development expenses	$2,413	$3,798	$6,372	$8,519

It is difficult to determine with any certainty the exact duration and completion costs of any of our future clinical trials of Twirla or our other current and future potential product candidates we may advance. It is also difficult to determine if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates that obtain regulatory approval.

Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA. We may, however, never succeed in achieving regulatory approval for Twirla or any of our other potential product candidates or such approval may be delayed. The duration, costs and timing of clinical trials and development of our other potential product candidates in addition to Twirla will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, the rate of subject enrollment, our ability to convince the FDA over the course of formal dispute resolution that the in vivo adhesion for Twirla is acceptable for approval and that product reformulation is unnecessary, obtaining additional capital, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We believe that our cash and cash equivalents as of June 30, 2018, will be sufficient to meet our operating requirements into the second quarter of 2019. We will require additional capital to fund our operating needs for the remainder of the second quarter of 2019 and beyond, including, among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates.

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

For the three months ended June 30, 2018 and 2017, our general and administrative expenses totaled approximately $2.3 million and $3.2 million, respectively.  For the six months ended June 30, 2018 and 2017, our general and administrative expenses totaled approximately $5.4 million and $5.6 million, respectively.  In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch activities, which had primarily increased over the second-half of 2017 as described below, pending our ability to address the 2017 CRL and receive approval of Twirla. However, if Twirla is approved, we intend to commercialize Twirla in the United States through a direct sales force. In which case, we anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla, its planned line extensions, and any of our other potential product candidates, and as we operate as a public company. These increases will likely include increased selling and marketing costs, including payroll and operating costs, related to the commercial launch of Twirla, if approved, legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations. Additionally, if in the future we believe regulatory approval of Twirla or any of our other potential product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three months ended
	June 30,
	2018	2017	Change

Operating expenses:
Research and development	$2,413	$3,798	$(1,385)
General and administrative	2,318	3,198	(880)
Restructuring costs	416	—	416

Total operating expenses	5,147	6,996	(1,849)

Other income (expense)
Interest income	101	61	40
Interest expense	(320)	(504)	184
Change in fair value of warrants	22	(7)	29
Total other income (expense), net	(197)	(450)	253

Loss before benefit from income taxes	(5,344)	(7,446)	2,102
Benefit from income taxes	—	—	—
Net loss	$(5,344)	$(7,446)	$2,102

Research and development expenses.  Research and development expenses decreased by $1.4 million, or 36%, from $3.8 million for the three months ended June 30, 2017 to $2.4 million for the three months ended June 30, 2018. This decrease in research and development expenses was primarily due to the following:

•                  a decrease in clinical development expenses of $0.6 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.  This decrease primarily relates to the completion of the close-out activities associated with our SECURE clinical trial during 2017.  There were no external costs related to the SECURE clinical trial incurred during the three months ended June 30, 2018;

•                  a decrease in regulatory expenses of $0.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.  This decrease primarily relates to reduction of regulatory activity during the three months ended June 30, 2018 as compared the three months ended June 30, 2017.  Regulatory expenses for the three months ended June 30, 2017 included external costs associated with the preparation of our NDA resubmission and response to the FDA’s February 2013 CRL; and

•                  a decrease in manufacturing commercialization expenses of $0.3 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.  This decrease reflects reduced activity associated with the scale-up process and the on-going qualification process of the commercial manufacturing equipment primarily as a result of the receipt of the 2017 CRL.  During the remainder of 2018, we expect these expenses to decrease as compared to the first half of 2018 as we pursue formal dispute resolution with the FDA.  Costs related to the qualification, validation and manufacture of Twirla will be recorded as research and development expenses until we receive approval of our NDA for Twirla.

General and administrative expenses.  General and administrative expenses decreased by $0.9 million, or 28%, from $3.2 million for the three months ended June 30, 2017 to $2.3 million for the three months ended June 30, 2018. This decrease in general and administrative expense was primarily due to:

•                  a decrease in commercial development expense of $0.8 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  This decrease relates to the suspension of our pre-commercialization activities such as brand building, advocacy and consulting as a result of the receipt of the 2017 CRL.

Restructuring costs.  In June 2018, we announced a reduction in our workforce, which resulted in the termination of several employees primarily from our commercial and clinical teams, representing approximately thirty percent of our employees.  This workforce reduction, along with other reductions in planned operating expenses is designed to preserve cash while we pursue formal dispute resolution with the FDA for Twirla.  In addition, in June 2018, we also announced that we had adopted a retention plan to provide (i) cash retention payments to be made to all remaining employees in order to induce such employees to remain employed by the Company through December 31, 2018 and (ii) stock option grants to all remaining employees in order to induce such employees to remain employed by the Company through December 31, 2019. Restructuring costs of $0.4 million for the three months ended June 30, 2018 represent $380 thousand of severance-related costs and $36 thousand of costs related to the accrual of the retention bonus.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the three months ended June 30, 2018 and 2017, respectively.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loan and the accrual of the final payment due to Hercules.  Interest expense decreased by $0.2 million, or 37%, from $0.5 million for the three months ended June 30, 2017 to $0.3 million for the three months ended June 30, 2018.  This decrease is primarily the result of a decrease in the principal outstanding under our term loan with Hercules for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Change in fair value of warrants.  Certain of our warrants to purchase shares of our common stock are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the common stock warrants with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock. During the three months ended June 30, 2018, we reported income of $22 thousand related to the decrease in the fair value of the warrants as compared to expense of $7 thousand for the three months ended June 30, 2017. The market price of our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrant liability.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six months ended
	June 30,
	2018	2017	Change

Operating expenses:
Research and development	$6,372	$8,519	$(2,147)
General and administrative	5,404	5,603	(199)
Restructuring costs	416	—	416

Total operating expenses	12,192	14,122	(1,930)

Other income (expense)
Interest income	198	109	89
Interest expense	(689)	(1,050)	361
Change in fair value of warrants	29	102	(73)
Total other income (expense), net	(462)	(839)	377

Loss before benefit from income taxes	(12,654)	(14,961)	2,307
Benefit from income taxes	477	—	477
Net loss	$(12,177)	$(14,961)	$2,784

Research and development expenses.  Research and development expenses decreased by $2.1 million, or 25%, from $8.5 million for the six months ended June 30, 2017 to $6.4 million for the six months ended June 30, 2018. This decrease in research and development expenses was primarily due to the following:

•                  a decrease in clinical development expenses of $1.6 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  This decrease primarily relates to the completion of the close-out activities associated with our SECURE clinical trial during 2017.  There were no external costs related to the SECURE clinical trial incurred during the six months ended June 30, 2018;

•                  a decrease in regulatory expenses of $0.8 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  This decrease primarily relates to reduction of regulatory activity during the six months ended June 30, 2018 as compared the six months ended June 30, 2017.  Regulatory expenses for the six months ended June 30, 2017 included external costs associated with the preparation of our NDA resubmission and response to the FDA’s February 2013 CRL; and

•                  an increase in manufacturing commercialization expenses of $0.5 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  This increase reflects materials, labor and other costs associated with the scale-up process and the on-going qualification process of the commercial manufacturing equipment.  During the remainder of 2018, we expect these expenses to decrease as compared to the first half of 2018 as we pursue formal dispute resolution with the FDA.  Costs related to the qualification, validation and manufacture of Twirla will be recorded as research and development expenses until we receive approval of our NDA for Twirla.

General and administrative expenses.  General and administrative expenses decreased by $0.2 million, or 4%, from $5.6 million for the six months ended June 30, 2017 to $5.4 million for the six months ended June 30, 2018. This decrease in general and administrative expense was primarily due to:

•                  an increase in personnel costs of $0.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  This increase relates to the addition of personnel during the second half of 2017 to help prepare for launch of Twirla, if approved; and

•                  a decrease in commercial development expense of $0.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  This decrease relates to the suspension of our pre-commercialization activities such as brand building, advocacy and consulting as a result of the receipt of the 2017 CRL.

Restructuring costs.  In June 2018, we announced a reduction in our workforce, which resulted in the termination of several employees primarily from our commercial and clinical teams, representing approximately thirty percent of our employees.  This workforce reduction, along with other reductions in planned operating expenses is designed to preserve cash while we pursue formal dispute resolution with the FDA for Twirla.  In addition, in June 2018, we also announced that we had adopted a retention plan to provide (i) cash retention payments to be made to all remaining employees in order to induce such employees to remain employed by the Company through December 31, 2018 and (ii) stock option grants to all remaining employees in order to induce such employees to remain employed by the Company through December 31, 2019. Restructuring costs of $0.4 million for the six months ended June 30, 2018 represent $380 thousand of severance-related costs and $36 thousand of costs related to the accrual of the retention bonus.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the six months ended June 30, 2018 and 2017, respectively.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loan and the accrual of the final payment due to Hercules.  Interest expense decreased by $0.4 million, or 34%, from $1.1 million for the six months ended June 30, 2017 to $0.7 million for the six months ended June 30, 2018.  This decrease is primarily the result of a decrease in the principal outstanding under our term loan with Hercules for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Change in fair value of warrants.  Certain of our warrants to purchase shares of our common stock are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the common stock warrants with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock. During the six months ended June 30, 2018, we reported income of $29 thousand related to the decrease in the fair value of the warrants as compared to income of $0.1 million for the six months ended June 30, 2017. The market price of our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrant liability.

Benefit from income taxes.  For the six months ended June 30, 2018 and 2017, we received $0.5 million and $0, respectively, from the sale of New Jersey state NOLs as part of the Technology and Business Tax Certificate Program, or the Program.  The Program enables approved biotechnology companies to sell their unused Net Operating Loss Carryovers and unused Research and Development Tax Credits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey.  The New Jersey Economic Development Authority and the New Jersey Department of the Treasury’s Division of Taxation administer the Program.  We intend to use the proceeds from the sale for working capital purposes.  The Company has reached the maximum lifetime benefit of $15.0 million under the Program and is no longer eligible to participate in the Program.

Liquidity and Capital Resources

At June 30, 2018, we had cash and cash equivalents totaling $22.5 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2018	2017

Net cash used in operating activities	$(9,908)	$(11,919)
Net cash used in investing activities	(316)	(450)
Net cash used in financing activities	(3,263)	(2,443)
Net decrease in cash and cash equivalents	$(13,487)	$(14,812)

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our primary product candidate, Twirla, was being developed. Net cash used in operating activities was $9.9 million for the six months ended June 30, 2018 and consisted primarily of a net loss of $12.2 million which was offset by non-cash stock-based compensation expense of $2.1 million and non-cash interest expense of $0.3 million.  Net cash used in operating activities was $11.9 million for the six months ended June 30, 2017 and consisted primarily of a net loss of $15.0 million which was offset by non-cash stock-based compensation expense of $1.8 million and a working capital decrease of $1.0 million. Cash used in operations in 2018 has been offset, in part, by the proceeds received from the sale of New Jersey NOLs. The decreased clinical development expenses were offset by increased commercial development and commercial manufacturing expenses related to the initialization of pre-commercialization activities for Twirla.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 and 2017 was $0.3 million and $0.5 million, respectively. Cash used in investing activities for these periods primarily represents the acquisition of equipment to be used in the commercialization of Twirla, if approved.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 was $3.3 million which primarily represented principal payments under the Hercules Loan Agreement, which began on February 1, 2017.  Net cash used in financing activities for the six months ended June 30, 2017 was $2.4 million which primarily represented principal payments under the Hercules Loan Agreement.

Funding Requirements and Other Liquidity Matters

In January 2018, in response to the 2017 CRL, we significantly scaled back equipment qualification and validation of our commercial manufacturing process and our other commercial pre-launch activities.  In June 2018, we announced we had submitted an FDRR with the FDA for Twirla.  The dispute pertains to the determination from DBRUP, that concerns surrounding the in vivo adhesion properties of Twirla prevent the approval and cannot be addressed through our proposed patient compliance programs.  By submitting the FDRR, we are availing the Company of the FDA’s established appeal process whereby disagreements with conclusions reached by a reviewing Division within the FDA are reviewed above the Division level.  The initial FDRR we submitted in June 2018 was denied by ODE III on July 20, 2018. We will escalate our appeal to the OND, and, potentially, additional levels of FDA management if necessary.

We also announced a reduction in our workforce and reductions in other planned operating expenses as we pursue formal dispute resolution.  As a result of these planned cost reductions, we believe that our cash and cash equivalents as of June 30, 2018 will be sufficient to meet our operating requirements into the second quarter of 2019.  We will require additional capital to fund our operating needs for the remainder of the second quarter of 2019 and beyond, including among other items, the resumption and completion of our commercialization plan for Twirla, which primarily includes the validation of the Company’s commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. We cannot assure you that the FDA will approve Twirla, or that we along with Corium, our third-party manufacturer, will be able to complete validation of our commercial manufacturing successfully and in a timely manner.

Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•                  are unable to convince the FDA over the course of formal dispute resolution that the in vivo adhesion for Twirla is acceptable for approval and that product reformulation is unnecessary;

•                  seek marketing approval for Twirla in the United States;

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

We may also need to raise additional funds sooner if we choose to accelerate components of our commercial plan or we encounter any unforeseen events that affect our current business plan or we may choose to raise additional funds to provide us with additional working capital. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed or on attractive terms and not enter into strategic collaborations, we then may be unable to complete the development of Twirla, and may also be required to further cut operating costs, forgo future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection. Because of the numerous risks and uncertainties associated with the development, including, among other things, manufacturing scale up, FDA review of the NDA for Twirla and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

•                  the costs, timing and outcome of our FDRR for Twirla;

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

Going Concern

Pursuant to the receipt of the 2017 CRL, and the delay in the approval timeline for Twirla, our ability to continue operations for the remainder of the second quarter of 2019 and beyond will depend on our ability to obtain additional funding, as to which no assurances can be given. Based upon the foregoing, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

As of June 30, 2018, we had cash and cash equivalents of $22.5 million. We continue to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. Our future success depends on our ability to raise additional capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, whether through the issuance of equity or convertible debt securities, or any combination thereof, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including Twirla, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funds when needed or on acceptable terms, we then may be unable to complete the development of Twirla, and may also be required to further cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

The unaudited financial statements as of June 30, 2018 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2018 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Term loan	$8,543	$8,543	$—	$—	$—
Operating lease	491	200	291	—	—

Total	$9,034	$8,743	$291	$—	$—

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

The First Amendment extended our option to draw down the second tranche of $8.5 million referred to as the “Second Term Loan Advance”, of the term loan facility provided under the Hercules Loan Agreement, or the Term Loan, until March 31, 2017 and made the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions. The Hercules Loan Agreement was further amended in May 2017 to extend the period during which we could draw the second tranche of $8.5 million to January 31, 2018 and continues to make the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions. The period during which the additional tranche of $8.5 million may be drawn has expired and therefore the $8.5 million can no longer be drawn by us. The First Amendment also extended the interest-only payments until January 31, 2017, in connection with the first tranche of $16.5 million, or the First Term Loan Advance, and together with the Second Term Loan Advance, referred to as the Term Loan Advances.

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

Shelf Registration Statement

On June 19, 2015, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million, which we refer to as the 2015 Shelf Registration Statement. On July 1, 2015, the 2015 Shelf Registration Statement was declared effective by the SEC. During the first quarter of 2016 and the third quarter of 2017, we completed offerings of common stock utilizing the 2015 Shelf Registration Statement (see below). The 2015 Shelf Registration Statement expired on June 30, 2018 and we no longer have an active Shelf Registration Statement.

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

We had cash and cash equivalents of $22.5 million and $35.9 million at June 30, 2018 and December 31, 2017, respectively consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and six months ended June 30, 2018.

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

Risks Related to our Overall Business

We are significantly dependent on the success of our product candidate, Twirla, which depends on regulatory approval. The FDA has recently denied our initial dispute resolution request and we intend to escalate our appeal to additional levels of FDA management.  Our failure to succeed in our appeal will have a material adverse effect on our business and would likely require us to reduce or, even discontinue, operations.

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

At our request, the FDA had a Type A meeting with us on April 16, 2018 to discuss the deficiencies in the Twirla NDA identified in the 2017 CRL and the regulatory path for approval of Twirla.  We received the official minutes of the Type A meeting from the FDA on May 15, 2018.  In the official minutes, the FDA informed us that it continues to have significant concerns regarding the in vivo adhesion of Twirla, which the FDA believes cannot be addressed through our proposed patient compliance programs, and that we needed to address the Twirla adhesion properties by reformulating the transdermal system and conducting a formal in vivo adhesion study with the new formulation.  The FDA also informed us that we would need to demonstrate bioequivalence of the new formulation to the data and information in the original formulation.  Once these requirements have been met, the FDA anticipates discussing the safety and efficacy of Twirla at an Advisory Committee meeting to obtain input on whether the benefits outweigh the risks.  In the absence of a finding of bioequivalence, we would need to conduct a new Phase 3 study with the new formulation.  The FDA also provided guidance on the path forward for addressing manufacturing issues related to Twirla.

We disagree with the FDA’s conclusions regarding the in vivo adhesion properties of Twirla and the need for product reformulation, and we submitted a formal dispute resolution request, or FDRR, to the FDA.  The formal dispute resolution process exists to encourage open, prompt discussion of scientific and procedural disputes that arise during drug development, new drug review, and post-marketing oversight processes of the FDA.  Our FDRR specifically pertains to the determination of the FDA’s Division of Bone, Reproductive and Urologic Products, or DBRUP, that concerns surrounding the in vivo adhesion properties of Twirla prevent its approval and cannot be addressed through our proposed patient compliance programs. The initial FDRR we submitted in June 2018 has been reviewed by the Office of Drug Evaluation III, or ODE III, which denied our appeal on July 20, 2018. We will escalate our appeal to the Office of New Drugs, or OND, and, potentially, additional levels of FDA management if necessary.

Formal dispute resolution can be a lengthy and expensive process, and our success is not guaranteed.  The outcome of our FDRR will impact the timing of our NDA resubmission and whether or not we will be able to resubmit without reformulating Twirla and conducting the additional studies necessary for the reformulated product.  Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA.  Upon resubmission, there can be no assurance that we will address the outstanding FDA questions in a manner sufficient for approval in the U.S.  Our resubmitted NDA will also need to address the FDA’s questions regarding implications of delays in patch application for real-world use. If we are unable to convince the FDA, then these observations could cast doubt on the feasibility of Twirla for real-world use, which could adversely impact our NDA, and ultimately, approval of Twirla. Even if the FDA agrees with our position regarding the relationship between the in vivo adhesion properties of Twirla and the efficacy and safety results from our SECURE clinical trial, the FDA may still determine that the need for a convenient, contraceptive patch and the demonstrated efficacy of Twirla, including the Pearl Index from our SECURE clinical trial, do not outweigh the potential risks associated with the product, and therefore are not sufficient to support the approval of Twirla.

Moreover, before granting product approval and before we can use them in the commercial manufacture of our products, the FDA must determine that Corium’s manufacturing facilities meet certain FDA requirements for product manufacturing. We cannot assure you that Corium will be able to address the objectionable conditions found during the FDA’s facility inspection. If Corium is not able to address the objectionable conditions to the FDA’s satisfaction and we cannot find an alternative supplier, the FDA will not approve our future Twirla NDA resubmission. Failure to comply with the statutory and regulatory requirements further subjects the manufacturer and product sponsor to possible legal or regulatory action, such as delay of approval, suspension of manufacturing, seizure of product or voluntary recall of a product, among other regulatory actions.

Failure to receive approval or significant additional delay in obtaining an FDA decision on whether to approve our resubmitted NDA for Twirla would have a material adverse effect on our business and results of operations, including possible termination of Twirla development and restructuring of our organization, which could include reducing, or even terminating, our operations. In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, which reduced our cash outlay. We further reduced expenditures when, in June 2018, we announced a reduction in our workforce, which resulted in the elimination of the positions of several employees primarily from our Commercial and Clinical teams, representing approximately thirty percent of our employees.  This workforce reduction, along with other reductions in our planned operating expenses, is designed to reduce operating expenses and preserve cash while we pursue formal dispute resolution. However, we continue to maintain expenditures relating to completing the development and seeking regulatory approval of Twirla. We will require additional funding to complete the commercial validation of the manufacturing process and commercial launch for Twirla. We may not be able to obtain sufficient additional funding or generate sufficient revenue and cash flows to continue our operations at planned levels and be forced to reduce, or even terminate, our operations. Even if Twirla is approved, the labeling approved by the FDA may restrict how and to whom we and our potential partners, if any, may market the product or the manner in which our product may be administered and sold, which could significantly limit the commercial opportunity for Twirla. See, Risks Related to Regulatory Approval and Clinical Trials for Our Product Candidates, Risks Related to Our Financial Position and Need for Capital, and Risks Relating to the Commercialization of Our Product Candidates,” for additional information.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of June 30, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months. In our Annual Report on Form 10-K for the year ended December 31, 2017, our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. As of June 30, 2018, we had cash and cash equivalents of $22.5 million. After the reduction in our workforce, representing approximately thirty percent of our employees, along with other reductions in planned operating expenses, we believe that our cash and cash equivalents as of June 30, 2018, will be sufficient to meet our operating requirements into the second quarter of 2019.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Pursuant to the receipt of the 2017 CRL, the initiation of formal dispute resolution with the FDA, and the subsequent delay in the approval timeline for Twirla and as a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. Our future success depends on our ability to raise additional capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we then may be unable to complete the development of Twirla, and may also be required to further cut operating costs, forego future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.

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

Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In the United States, it is necessary to submit a new drug application, or NDA, to obtain FDA approval. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication, although we may partially rely on published scientific literature or the FDA’s prior approval of similar products. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA may further inspect our manufacturing facilities to ensure that the facilities can manufacture our product candidates and our products, if and when approved, in compliance with the applicable regulatory requirements, as well as inspect our clinical trial sites to ensure that our studies are properly conducted. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. Upon submission, or resubmission, of an NDA, the FDA must make an initial determination that the application is sufficiently complete to accept the submission for filing. We cannot be certain that any submissions we might make will be accepted for filing and review by the FDA, or ultimately be approved. If the application is not approved, the FDA may require that we conduct additional clinical or preclinical trials, reformulate the product, address issues with our manufacturing process or facilities, or take other actions before it will reconsider our application, which we experienced in the previous submissions of our NDA for Twirla in both 2012 and 2017. If the FDA requires additional studies or data, or if we are unable to convince the FDA over the course of formal dispute resolution that the in vivo adhesion for Twirla is acceptable for approval and that product reformulation is unnecessary, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider any additional information or a reformulated product to be complete or sufficient to support approval.

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

Our NDA resubmission in 2017 was intended to be a complete response to the 2013 CRL. Although we met with the FDA in October 2013 to discuss an additional Phase 3 clinical trial as requested in the 2013 CRL and received substantial written comments from the FDA in subsequent interactions, we did not seek and have not obtained agreement with the FDA on a special protocol assessment regarding the completed SECURE clinical trial. In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constituted a basis for addressing the clinical deficiencies cited in the 2013 CRL. We also requested feedback on whether the proposed Twirla NDA content would meet the FDA’s requirements for submission. In April 2017, we received final meeting minutes from our March 2017 meeting with the FDA. The FDA indicated that based on the preliminary information provided by us, the SECURE clinical trial results appear acceptable for resubmission and provided feedback on our proposed approach to the FDA’s other questions in the 2013 CRL. The FDA further provided responses to us regarding the presentation of efficacy, safety and clinical pharmacology analyses in the NDA and requested that subgroup analysis of efficacy by body weight be provided. The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA would be sufficient to obtain regulatory approval of Twirla. Our resubmitted NDA included efficacy and safety data from the SECURE clinical trial, the requested manufacturing information, and a summary response to the 2013 CRL and was intended to address the questions raised in the 2013 CRL.

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

At our request, the FDA had a Type A meeting with us on April 16, 2018 to discuss the deficiencies in the Twirla NDA identified in the 2017 CRL and the regulatory path for approval of Twirla.  We received the official minutes of the Type A meeting from the FDA on May 15, 2018.  In the official minutes, the FDA informed us that it continues to have significant concerns regarding the in vivo adhesion of Twirla, which the FDA believes cannot be addressed through our proposed patient compliance programs, and that we needed to address the Twirla adhesion properties by reformulating the transdermal system and conducting a formal in vivo adhesion study with the new formulation.  The FDA also informed us that we would need to demonstrate bioequivalence of the new formulation to the data and information in the original formulation.  Once these requirements have been met, the FDA anticipates discussing the safety and efficacy of Twirla at an Advisory Committee meeting to obtain input on whether the benefits outweigh the risks.  In the absence of a finding of bioequivalence, we would need to conduct a new Phase 3 study with the new formulation.  The FDA also provided guidance on the path forward for addressing manufacturing issues related to Twirla.

We disagree with the FDA’s conclusions regarding the in vivo adhesion properties of Twirla and the need for product reformulation, and we submitted an FDRR to the FDA.  The formal dispute resolution process exists to encourage open, prompt discussion of scientific and procedural disputes that arise during drug development, new drug review, and post-marketing oversight processes of the FDA.  Our FDRR specifically pertains to the determination of DBRUP, that concerns surrounding the in vivo adhesion properties of Twirla prevent its approval and cannot be addressed through our proposed patient compliance programs. The initial FDRR we submitted in June 2018 has been reviewed by ODE III, which denied our appeal on July 20, 2018. We will escalate our appeal to the OND, and, potentially, additional levels of FDA management if necessary.

Formal dispute resolution can be a lengthy and expensive process, and our success is not guaranteed.  The outcome of our FDRR will impact the timing of our NDA resubmission and whether or not we will be able to resubmit without reformulating Twirla and conducting the additional studies necessary for the reformulated product.  Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA.  Upon resubmission, there can be no assurance that we will address the outstanding FDA questions in a manner sufficient for approval in the U.S.

Moreover, the FDA must determine that Corium’s manufacturing facilities meet certain FDA requirements for product manufacturing before granting product approval and before we can use them in the commercial manufacture of our products. We cannot assure you that Corium will be able to address the objectionable conditions found during the FDA’s facility inspection. If Corium is not able to address the objectionable conditions to the FDA’s satisfaction and we cannot find an alternative supplier, the FDA will not approve our future Twirla NDA resubmission. Failure to comply with the statutory and regulatory requirements subjects the manufacturer and product sponsor to possible legal or regulatory action, such as delay of approval, suspension of manufacturing, seizure of product or voluntary recall of a product, among other regulatory actions.

In connection with our planned resubmission of the Twirla NDA in response to the 2017 CRL, we cannot predict whether regulators will agree that Corium has adequately remedied the objectionable inspection conditions or that we will be able to find an alternative supplier, or whether regulators will agree with our responses to the cited 2017 CRL deficiencies or our conclusions regarding the results of the SECURE clinical trial or any clinical trials we have conducted to date, including whether our data are reliable and generalizable, demonstrate adequate in vivo adhesion properties and/or demonstrate adequate safety and efficacy sufficient for approval. For example, based on the SECURE clinical trial top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88. If we were to exclude the top-line data on the obese subpopulation, our Pearl Index for non-obese patients was 3.94 with an upper-bound of the 95% confidence interval of 5.35. The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03. In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related deep vein thromboses, or DVTs, or pulmonary embolisms, or PEs, 4 of whom were obese (BMI 30 kg/m2). Ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index.  The FDA indicated in the official minutes of our end of review Type A Meeting that occurred on April 16, 2018 that it anticipates reviewing the safety and efficacy of Twirla during an Advisory Committee meeting to obtain input on whether the benefits outweigh the risks.  The Advisory Committee may recommend non-approval for Twirla or may recommend approval with restrictions.  Even if the Advisory Committee determines that the benefits of Twirla outweigh its risks and recommends approval, the FDA could still conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population. Accordingly, the FDA may not approve our Twirla NDA. Alternatively, the FDA may determine that for a specific subgroup of patients, Twirla has lower efficacy and presents a higher risk, necessitating labeling restrictions. For instance, the FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories. We also may not obtain approval of Twirla based on these data or any other basis, or if approved, may only receive approval with significant labeling restrictions.

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

The process to develop, obtain regulatory approval for and commercialize product candidates is long, complex and costly both inside and outside of the United States, and approval is never guaranteed. Even if our product candidates were to successfully obtain approval from regulatory authorities, any such approval might significantly limit the approved indications for use, including more limited patient populations, require that precautions, contraindications or warnings be included on the product labeling, including boxed warnings, require expensive and time-consuming post-approval clinical studies, risk evaluation and mitigation strategies, or REMS, or surveillance as conditions of approval, or, through the product label, the approval may limit the claims that we may make, which may impede the successful commercialization of our product candidates. For example, we believe that Twirla, if approved, will have labeling consistent with all other marketed hormonal contraceptive products, which include class labeling that warns of risks of certain serious conditions, including venous and arterial blood clots, heart attacks, thromboembolism, and stroke, as well as liver tumors, gallbladder disease, and hypertension, and a boxed warning regarding risks of smoking and CHC use, particularly in women over 35 years old who smoke. However, regulatory authorities may require the inclusion of additional statements about adverse events in the labeling, including additional boxed warnings or contraindications. Following any approval for commercial sale of our product candidates, certain changes to the product, such as changes in manufacturing processes and additional labeling claims, as well as new safety information, will be subject to additional FDA notification, or review and approval. Also, regulatory approval for any of our product candidates may be withdrawn. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, our ability to market to our full target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed. Furthermore, we may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

Regulatory approval may be substantially delayed or may not be obtained for one or all of our product candidates if regulatory authorities require additional time or studies to assess the safety and efficacy of our product candidates or require us to reformulate Twirla.

We may be unable to initiate or complete development of our product candidates on schedule, if at all. The timing for the completion of the studies for our potential product candidates other than Twirla will require funding beyond our existing cash and cash equivalents. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of Twirla or require us to reformulate the product, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our product candidates. Additional delays may result if the FDA, an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. Studies required to demonstrate the safety and efficacy of our product candidates are time consuming, expensive and together take several years or more to complete. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Delays in regulatory approvals or rejections of applications for regulatory approval in the United States, Europe, Japan or other markets may result from many factors, including:

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

•                  Our inability to convince the FDA over the course of formal dispute resolution that the in vivo adhesion for Twirla is acceptable for approval and that product reformulation is unnecessary;

•                  Corium’s inability to adequately resolve the objectionable conditions observed by the FDA when inspecting the facility or our inability to find an alternative supplier;

•                  Our inability to obtain approval for the manufacturing processes or Corium’s facilities with whom we contract for clinical and commercial supplies;

•                  Our inability to obtain agreement from the FDA on product labeling;

•                  We may have insufficient funds to pay the significant user fees required by the FDA upon the filing of any future NDAs; and

•                  We may have difficulty in maintaining contact with subjects, resulting in incomplete data.

For example, we filed an NDA, with the FDA for Twirla in April 2012, which included results from two previously conducted Phase 3 clinical trials for Twirla. The FDA issued a CRL in February 2013, or the 2013 CRL, which identified certain issues, including a request for additional clinical data, quality information and chemistry, manufacturing and controls information, which needed to be addressed before approval could be granted. We continued to interact with the FDA on its chemistry manufacturing and controls, or CMC, and other questions and continued additional supportive testing in order to respond to the FDA’s CMC questions. In addition, we gathered the requested information and conducted an additional Phase 3 clinical trial for Twirla, which we refer to as the SECURE clinical trial.

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

At our request, the FDA had a Type A meeting with us on April 16, 2018 to discuss the deficiencies in the Twirla NDA identified in the 2017 CRL and the regulatory path for approval of Twirla.  We received the official minutes of the Type A meeting from the FDA on May 15, 2018.  In the official minutes, the FDA informed us that it continues to have significant concerns regarding the in vivo adhesion of Twirla, which the FDA believes cannot be addressed through our proposed patient compliance programs, and that we needed to address the Twirla adhesion properties by reformulating the transdermal system and conducting a formal in vivo adhesion study with the new formulation.  The FDA also informed us that we would need to demonstrate bioequivalence of the new formulation to the data and information in the original formulation.  Once these requirements have been met, the FDA anticipates discussing the safety and efficacy of Twirla at an Advisory Committee meeting to obtain input on whether the benefits outweigh the risks.  In the absence of a finding of bioequivalence, we would need to conduct a new Phase 3 study with the new formulation.  The FDA also provided guidance on the path forward for addressing manufacturing issues related to Twirla.

We disagree with the FDA’s conclusions regarding the in vivo adhesion properties of Twirla and the need for product reformulation, and we submitted an FDRR to the FDA.  The formal dispute resolution process exists to encourage open, prompt discussion of scientific and procedural disputes that arise during drug development, new drug review, and post-marketing oversight processes of the FDA.  Our FDRR specifically pertains to the determination of DBRUP that concerns surrounding the in vivo adhesion properties of Twirla prevent its approval and cannot be addressed through our proposed patient compliance programs. The initial FDRR we submitted in June 2018 has been reviewed by ODE III, which denied our appeal on July 20, 2018. We will escalate our appeal to the OND, and, potentially, additional levels of FDA management if necessary.

Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA. However, formal dispute resolution can be a lengthy and expensive process, and our success is not guaranteed.  The outcome of our FDRR will impact the timing of our NDA resubmission and whether or not we will be able to resubmit without reformulating Twirla and conducting the additional studies necessary for the reformulated product.

The FDA’s review of our planned NDA resubmission is subject to all the risks described above in addition to, among other things, the FDA’s assessment of our specific response to the 2017 CRL and the efficacy and safety of Twirla as demonstrated in the final SECURE clinical trial results. The FDA may not agree that our CRL response addresses the agency’s concerns or may find that Corium has not adequately addressed the objectionable conditions observed by the FDA during its inspection of the manufacturing facility. If Corium is not able to adequately address the objectionable conditions observed by the FDA, we may need to find an alternative supplier, which would take time and monetary expenditures, and for which there is no guarantee that we will be able to find an acceptable alternative or form a relationship on favorable terms. The FDA may also find that our clinical trial results, including the SECURE clinical trial, do not demonstrate the safety or efficacy of Twirla. In addition, we may be unable to convince the FDA over the course of formal dispute resolution that the in vivo adhesion for Twirla is acceptable for approval and that product reformulation is unnecessary. If we are required to reformulate the product, the FDA may determine that our Phase 1 in vivo adhesion study does not demonstrate adequate in vivo adhesion, that our bioequivalence study does not adequately bridge to the Phase 3 SECURE data, and/or may require additional Phase 3 clinical trials. The lengthy and unpredictable approval process, as well as the unpredictability of future clinical trial results, may result in our failure to obtain regulatory approval to market Twirla, any potential reformulation, or any of our other potential product candidates, which would significantly harm our business, results of operations and prospects, and we may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

The FDA may disagree with our interpretation of clinical results obtained from the SECURE clinical trial, our results do not guarantee support for regulatory approval of our NDA, and, even if the SECURE clinical trial data are deemed to be positive by the FDA, the FDA may disagree with other aspects of the SECURE clinical trial and decline to approve Twirla for the proposed indication.

We have reported positive top-line data from the SECURE clinical trial. However, even if we believe that the data from the SECURE clinical trial are positive, the FDA could determine that the data from the SECURE clinical trial were negative or inconclusive or could reach a different conclusion than we did on that same data. For instance, following our resubmission of our NDA, the FDA issued the 2017 CRL and raised questions on the in vivo adhesion properties of Twirla and their potential adverse impact on our Phase 3 clinical trial results, concluded that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time, and recommended that we assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on the product.  The FDA also recommended we address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates, among other recommendations and deficiencies further described in our Annual Report on Form 10-K, which we filed with the SEC on March 12, 2018. We met with the FDA on April 16, 2018 at a Type A meeting to discuss the deficiencies identified in the 2017 CRL. We received the official minutes of that meeting from the FDA on May 15, 2018.  In the official minutes, the FDA acknowledged that there was insufficient evidence that product adhesion affected safety or efficacy.  However, the FDA also indicated in the official minutes that it anticipates reviewing the safety and efficacy of Twirla during an Advisory Committee meeting to obtain input on whether the benefits outweigh the risks.  Negative or inconclusive results of a clinical trial or difference of opinion or negative Advisory Committee outcome could cause the FDA to decline to approve our application or require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results to the satisfaction of the FDA or that the FDA will agree with our interpretation of the results.  Any such determination by the FDA would delay the timing of our commercialization plan for Twirla or prevent its further development, or the further development of our other potential product candidates, and adversely affect our business operations. Additionally, the FDA may provide review commentary at any time during the resubmission and review process which could delay the review timeline, adversely affect the review process, or even prevent the approval of Twirla, any of which would adversely affect our business. We may not be able to appropriately remedy issues that the FDA has raised in the 2017 CRL or may raise in its review of our NDA resubmission responding to the 2017 CRL, and we may not have sufficient time or financial resources to conduct future activities to remediate issues raised by the FDA. Moreover, Corium may not be able to remedy the objectionable conditions found during the FDA’s facility inspection and we may not be able to find an alternative supplier.

In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constituted a basis for addressing the clinical deficiencies cited in the 2013 CRL. We also requested feedback on whether the proposed Twirla NDA content would meet the FDA’s requirements for submission. In April 2017, we received final meeting minutes from our March meeting with the FDA. The FDA indicated that based on the preliminary information provided by us, the SECURE clinical trial results appear acceptable for resubmission and provided feedback on our proposed approach to certain of the FDA’s other questions in the 2013 CRL. The FDA further provided responses to us regarding the presentation of efficacy, safety and clinical pharmacology analyses in the NDA and requested that subgroup analysis of efficacy by body weight be provided. The FDA did not provide us with any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA would be sufficient to obtain regulatory approval of Twirla. There is no guarantee that the data obtained from the SECURE clinical trial will be supportive of, or guarantee, or result in our successfully obtaining FDA approval of Twirla in a timely fashion and for a commercially viable indication, if at all. For example, when we resubmit our NDA to respond to the 2017 CRL, the FDA could determine that the trial did not meet its objectives, or the FDA could still have concerns regarding the conduct of the SECURE clinical trial, including regarding discontinuance of subjects from the trial. At any future point in time, the FDA could require us to complete further clinical or preclinical trials or take other actions which could delay or preclude approval of the NDA and would require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all, nor is there any guarantee that FDA would consider any additional information complete or sufficient to support approval. In connection with its review of the planned Twirla resubmission NDA responding to the 2017 CRL, the FDA anticipates holding an Advisory Committee meeting to obtain committee input on whether the benefits of Twirla outweigh the risks. Typically, advisory committees will provide responses to specific questions asked by the FDA, including the committee’s view on the approvability of the product candidate under review. Advisory committee decisions are not binding but an adverse decision at the advisory committee may have a negative impact on the regulatory review of Twirla. Additionally, we are currently engaged in formal dispute resolution with the FDA on questions of in vivo adhesion.  The formal dispute resolution process allows for successive appeals up through the agency, which can result in a lengthy and expensive process, which, even if successful, will extend the timeline for any potential approval.

Further, we plan to resubmit our NDA for Twirla with the clinical data from the SECURE clinical trial and additional information and analyses responding to the 2017 CRL. There is no guarantee that such information, data and analyses will be deemed sufficient by the FDA. While we designed the protocols for the SECURE clinical trial in consultation with the FDA and completed analyses to address the issues raised in the 2013 CRL, and are completing the analyses and other requested items from the 2017 CRL, there is no guarantee that the FDA will deem such steps to be sufficient to address those issues when they are formally reviewed as a part of an NDA resubmission or to demonstrate safety and efficacy to the satisfaction of the FDA. The FDA has significant discretion in the review process, and we cannot predict whether the FDA will agree with our conclusions regarding the results of the SECURE clinical trial, including whether our data are reliable and generalizable. For example, the FDA may disagree with our calculations relating to the number of pregnancies occurring on study, or may view the SECURE clinical trial data, and other information and analyses as insufficient to demonstrate a favorable benefit/risk profile for approval for the proposed indication. In addition, based on top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88. If we were to exclude the top-line data on the obese subpopulation, our Pearl Index for non-obese patients was 3.94 with an upper-bound of the 95% confidence interval of 5.35. The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03. In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI  30 kg/m2). Ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index.  The FDA indicated in the official minutes of our end of review Type A Meeting that occurred on April 16, 2018 that it anticipates reviewing the safety and efficacy of Twirla during an Advisory Committee meeting to obtain input on whether the benefits outweigh the risks.  The Advisory Committee may recommend non-approval for Twirla or may recommend approval with restrictions.  Even if the Advisory Committee determines that the benefits of Twirla outweigh its risks and recommends approval, the FDA could still conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population or only the non-obese study population, and as such, the FDA could decline to approve Twirla on this or any other basis. Also, the FDA may not agree with our analysis of the relationship between BMI and efficacy for Twirla and the FDA may interpret our overall data differently than we do and may decline to approve Twirla on this or any other basis.

Moreover, even if we obtain approval of Twirla, any such approval might significantly limit the approved indications for use, including by limiting the approved label for use by more limited patient populations than we propose, require that precautions, contraindications or warnings be included on the product labeling, including boxed warnings, require expensive and time-consuming post-approval clinical studies, risk evaluation and mitigation strategies, or REMS, or surveillance as conditions of approval, or, through the product label, the approval may limit the claims that we may make, which may impede the successful commercialization of Twirla. For example, the FDA may deem the higher Pearl Index in the obese subpopulation when combined with safety findings for this subpopulation to warrant a labeling limitation or warning for such subpopulation, which could limit the commercial potential of the product, if approved. Moreover, because we did not conduct any head-to-head studies of Twirla against Ortho Evra, we will not be able to make direct comparative claims regarding the safety, efficacy or pharmacokinetics of Twirla and Ortho Evra or its generic version, Xulane®

Failure can occur at any stage of clinical development. If the clinical trials for Twirla or any of our current or future product candidates are unsuccessful, we could be required to abandon development.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in or adherence to trial protocols, differences in size and type of the subject populations and the rates of dropout among clinical trial subjects. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for our product candidates. For example, we received the 2013 CRL from the FDA with respect to an NDA previously filed for Twirla, in which the FDA requested, among other items, additional Phase 3 clinical data to support the application. The SECURE clinical trial was designed in consultation with the FDA and is different than the design of our previous clinical trials of Twirla and it is possible that the FDA could conclude that there was significant variability in the safety and efficacy results of these trials. Additionally, while our SECURE clinical trial was designed and implemented in a manner to address the FDA’s comments and guidance, it is possible that the FDA could ultimately conclude that the data are not supportive of approval. Specifically, following our resubmission of our NDA, the FDA issued the 2017 CRL and raised questions on the in vivo adhesion properties of Twirla and their potential adverse impact on our Phase 3 clinical trial results, concluded that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time, and recommended that we assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on the product, among other recommendations and deficiencies further described in our Annual Report on Form 10-K which we filed with the SEC on March 12, 2018.  We met with the FDA on April 16, 2018 at a Type A meeting to discuss the deficiencies identified in the 2017 CRL. We received the official minutes of that meeting from the FDA on May 15, 2018.  In the official minutes, the FDA acknowledged that there was insufficient evidence that product adhesion affected safety or efficacy.  However, the FDA also indicated in the official minutes that it anticipates reviewing the safety and efficacy of Twirla during an Advisory Committee meeting to obtain input on whether the benefits outweigh the risks.  The Advisory Committee may recommend non-approval for Twirla or may recommend approval with restrictions.  Even if the Advisory Committee determines that the benefits of Twirla outweigh its risks and recommends approval, the FDA could still conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population, and may decline to approve the Twirla NDA or require us to repeat the trial or conduct additional clinical trials prior to obtaining approval. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our clinical trials may not be successful.

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

In addition to the circumstances noted above, we may experience numerous unforeseen events that could cause our clinical trials to be delayed, suspended or terminated, or which could delay or prevent our ability to receive regulatory approval for or to commercialize our product candidates, including:

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

•                  Our third-party contract research organization, or CRO, or study sites may fail to comply with regulatory requirements or with the clinical trial protocol or fail to meet their contractual obligations to us in a timely manner, or at all. For instance, investigator compliance with study procedures was an issue that we encountered in our two Phase 3 clinical trials for Twirla completed prior to SECURE;

•                  Regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or to amend a trial protocol;

•                  We may have delays in reaching or may fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and our CRO;

•                  We may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;

•                  We may elect or be required to suspend or terminate clinical trials of our product candidates based on a finding that the subjects are being exposed to health risks or due to other reasons;

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

If we are required to conduct additional clinical trials or other studies with respect to any of our product candidates beyond those that we contemplated, if we are unable to successfully complete our clinical trials or other studies or if the results of these studies are not positive or are only modestly positive, we may be delayed in obtaining regulatory approval for our product candidates, we may not be able to obtain regulatory approval at all or we may obtain approval for indications that are not as broad as intended. For example, the FDA issued the 2013 CRL in response to our original NDA for Twirla requesting, among other items, an additional Phase 3 clinical study, which has delayed our ability to obtain regulatory approval for that product candidate. Furthermore, the FDA issued the 2017 CRL in response to the NDA we resubmitted in 2017 and raised questions on the in vivo adhesion properties of Twirla and their potential relationship to our Phase 3 clinical trial results, concluded that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time, and recommended that we assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on the product candidate. The FDA also recommended we address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates, among other recommendations and deficiencies further described in our Annual Report on Form 10-K, which we filed with the SEC on March 12, 2018.  We met with the FDA on April 16, 2018 at a Type A meeting to discuss the deficiencies identified in the 2017 CRL. We received the official minutes of that meeting from the FDA on May 15, 2018.  In the official minutes, the FDA acknowledged that there was insufficient evidence that product adhesion affected safety or efficacy.  However, the FDA also indicated in the official minutes that it anticipates reviewing the safety and efficacy of Twirla during an Advisory Committee meeting to obtain input on whether the benefits outweigh the risks.  The Advisory Committee may recommend non-approval for Twirla or may recommend approval with restrictions.  Even if the Advisory Committee determines that the benefits of Twirla outweigh its risks and recommends approval, the FDA could still conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population, and may decline to approve the Twirla NDA or require us to repeat the trial or conduct additional clinical trials prior to obtaining approval. We may also experience delays due to changes in regulatory requirements and guidance, which may require protocol amendments or the conduct of additional studies. These amendments and additional studies may require regulatory or IRB approval. The approval and conduct of these studies may delay, limit or preclude regulatory approval for our product candidates. Our product development costs will also increase if we experience delays in testing or approvals and we may not have sufficient funding to complete the testing and approval process for any of our product candidates without needing to raise additional funds, which we may not be able to do on acceptable terms or at all. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products if and when approved. If any of this occurs, our business will be materially harmed.

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

•                  Regulatory authorities may require the addition of labeling statements, such as a boxed warning or a contraindication, or other labeling changes;

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

The Hatch-Waxman Act added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA also requires companies to perform additional clinical trials or measurements to support any deviation from the previously approved product and to support the reliance on the applicable published literature or referenced product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the reference product’s label, including a boxed warning, or may require additional limitations, contraindications, warnings or precautions. We have submitted an NDA for Twirla under Section 505(b)(2) and as such the NDA relied, in part, on the FDA’s previous findings of safety and efficacy from investigations for approved products containing ethinyl estradiol, or EE, and levonorgestrel, or LNG, and published scientific literature for which we have not received a right of reference. We also plan to rely on the 505(b)(2) pathway for our other product candidates. We received the 2013 CRL in response to our initial Section 505(b)(2) NDA for Twirla, as well as our NDA resubmission. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval for Twirla, the FDA may require us to perform additional clinical trials or measurements to support approval over and above the clinical trials that we have already completed. In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) NDAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of our product candidates, including Twirla.

Our product candidates may be considered to be combination products by FDA. If they are, the requirements that we are required to comply with will be more complex.

Our product candidates may be considered by the FDA to be drug-device combination products. While our product candidates, as a whole, will be subject to the drug approval process, we and any of our contractors will be required to comply with the FDA regulatory requirements related to both drugs and devices. For instance, drug-device combination products must comply with both the drug cGMPs and device QSRs, which may be done using a streamlined approach. Additionally, drug-device combination products will be subject to additional reporting requirements. The development of drug-device combination products will also be more complex because the sponsor of the product application we will need to demonstrate the combined safety and efficacy of the drug and device components. These requirements will require additional effort and monetary expenditure to ensure that our product candidates are in compliance.

Risks Related to Our Financial Position and Need for Capital

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern.

We have incurred losses in each year since our inception in December 1997. Our net loss was $28.3 million, $28.7 million and $30.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our net loss was $5.4 million and $12.2 million for the three and six months ended June 30, 2018.  As of June 30, 2018, we had an accumulated deficit of approximately $233.9 million. We believe that our cash and cash equivalents as of June 30, 2018 will be sufficient to meet our operating requirements into the second quarter of 2019 and  will not be sufficient to fund our current and planned operations through the 12 months following the date of this quarterly report on Form 10-Q, which raises substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future.

Specialty pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur expenses without corresponding revenues until we are able to obtain regulatory approval and subsequently sell Twirla in significant quantities, which may not happen. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We expect to incur additional expenses as we complete the development of Twirla, pursue formal dispute resolution, respond to the 2017 CRL and seek regulatory approval of Twirla, complete the qualification and validation of our commercial manufacturing process, initiate pre-launch commercial activities, commercially launch Twirla, advance our other potential product candidates and expand our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to fund our operating needs for the remainder of the second quarter of 2019 and beyond, including among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. To date, we have financed our operations primarily through sales of common stock, convertible preferred stock and convertible promissory notes and to a lesser extent, through term loans and government grants. Our product candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue.

Assuming we obtain FDA approval, and assuming we obtain the additional funding we will require, we expect that our expenses will increase as we prepare for the commercial launch of Twirla. As a result, we expect to continue to incur substantial losses for the foreseeable future, and these losses may increase. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise additional capital. We are significantly dependent on the success of Twirla and if we do not obtain FDA approval of Twirla and/or are unable to obtain additional funding, we will need to reassess our operating capital needs and may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

We have never been profitable. Currently, we have no products approved for commercial sale, no source of revenue and we may never become profitable.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have no products approved for commercial sale and to date have not generated any revenue from product sales. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of and obtain the necessary regulatory approvals for our product candidates. We have been engaged in developing Twirla and our Skinfusion® technology since our inception. To date, we have not generated any revenue from Twirla, and we may never be able to obtain regulatory approval for the marketing of Twirla.  In the event that we are unable to obtain regulatory approval for the marketing of Twirla, we may not be able to realize the carrying value of our commercial manufacturing equipment due to the specialized nature of the equipment and the possible lack of an alternative future use for such commercial manufacturing equipment.  Further, even if we are able to gain approval for and commercialize Twirla or any other potential product candidate, there can be no assurance that we will generate significant revenues or ever achieve profitability. Our ability to generate product revenue depends on a number of factors, including our ability to:

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

In addition, because of the numerous risks and uncertainties associated with product candidate development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond our current expectations and resources if we are required by the FDA or other regulatory authorities to reformulate Twirla and/or to perform studies or conduct additional work to support regulatory approval in addition to those that we currently anticipate. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of these products.

Our ability to become and remain profitable depends on our ability to generate revenue. Even if we are able to generate revenues from the sale of our products, if approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or obtain additional funding or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise additional capital, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

If we fail to obtain the capital necessary to fund our operations, we may be unable to obtain regulatory approval of or commercialize Twirla in the United States and we could be forced to share our rights to commercialize Twirla with third parties on terms that may not be favorable to us.

We need large amounts of additional capital to support our development and commercialization efforts for Twirla. If we are unable to secure sufficient capital to fund our operations, we will not be able to continue these efforts and may not be able to obtain regulatory approval of, or commercialize, Twirla in the U.S. Additionally, in order to raise additional capital, we might have to enter into strategic collaborations that could require us to share commercial rights to Twirla with third parties in ways that we currently do not intend or on terms that may not be favorable to us. Our cash and cash equivalents were $22.5 million as of June 30, 2018. In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending our ability to address the 2017 CRL and receive approval of Twirla. In June 2018, we announced a reduction in our workforce, which resulted in the elimination of the positions of several employees primarily from our Commercial and Clinical teams, representing approximately thirty percent of our employees.  This workforce reduction, along with other reductions in our planned operating expenses, is designed to reduce operating expenses and preserve cash while we pursue formal dispute resolution.  As a result of these planned cost reductions, we believe that our cash and cash equivalents as of June 30, 2018 will be sufficient to meet our operating requirements into the second quarter of 2019. We will require additional capital to fund operating needs for the remainder of the second quarter of 2019 and beyond, including among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. We cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process. We may also need to raise additional funds sooner if we choose to accelerate elements of our commercial plan or we encounter any unforeseen events that affect our current business plan or we may choose to raise additional funds to provide us with additional working capital. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed or on attractive terms and not enter into strategic collaborations, we then may be unable to complete the development of Twirla, and may also be required to further cut operating costs, forgo future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In February 2015, we entered into a loan and security agreement, referred to herein as the Hercules Loan Agreement, with Hercules Capital, Inc., or Hercules, for a term loan of up to $25.0 million, or the Term Loan. The Hercules Loan Agreement was amended effective August 25, 2016. A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay our term loan with Oxford. Under terms of the Hercules Loan Agreement, we could, but were not obligated to, draw an additional tranche of up to $8.5 million through March 31, 2017, subject to the achievement of certain clinical milestones. The Hercules Loan Agreement was further amended in May 2017 to extend the period during which we could have drawn the additional tranche of $8.5 million to January 31, 2018. The period during which the additional tranche of $8.5 million may be drawn has expired and therefore the $8.5 million can no longer be drawn by us.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to June 30, 2018, we have cumulative net cash flows used by operating activities of $204.6 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending our ability to address the 2017 CRL and receive approval of Twirla. In June 2018, we announced a reduction in our workforce, which resulted in the elimination of the positions of several employees primarily from our Commercial and Clinical teams, representing approximately thirty percent of our employees.  This workforce reduction, along with other reductions in our planned operating expenses, is designed to reduce operating expenses and preserve cash while we pursue formal dispute resolution.  As a result of these planned cost reductions, we believe that our cash and cash equivalents as of June 30, 2018 will be sufficient to meet our operating requirements into the second quarter of 2019. We will require additional capital to fund operating needs for the remainder of the second quarter of 2019 and beyond, including among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of

Twirla, if approved, and advancing the development of our other potential product candidates. Accordingly, we will be required to obtain further funding through other public or private offerings, debt financing, collaboration or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. For instance, we cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process. We have based this estimate on a number of assumptions that may prove to be wrong and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business and we may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

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

Assuming FDA approval, Twirla will be the first product that we commercialize. The rest of our pipeline of products are in earlier stages of clinical development and will require additional clinical and product development and funding in order to advance towards commercialization, which could take considerable time. If Twirla is not approved, our business, results of operations and ability to advance our pipeline, would be significantly adversely affected. In addition, we will require additional capital for the validation of our commercial manufacturing process and commercial launch of Twirla, if approved. Our ability to generate revenues and become profitable will depend in large part on the commercial success of Twirla. Potential prescribers of Twirla include physicians, nurse practitioners, or NPs, physician’s assistants, or PAs, and pharmacists. Registered Pharmacists, or RPh, are authorized to prescribe contraceptives in some states, and other states have pending legislation that would allow pharmacists to prescribe contraceptives. If Twirla or any other product that we commercialize in the future does not gain an adequate level of acceptance among prescribers, patients and third parties, we may not generate significant product revenues or become profitable. Market acceptance of Twirla, and any other product that we commercialize, by prescribers, patients and third-party payors will depend on a number of factors, some of which are beyond our control, including:

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

We are seeking approval for Twirla from the FDA for a contraception indication. Following our original submission of the NDA, we received the 2013 CRL from the FDA requesting, among other things, additional Phase 3 data. On December 21, 2017, we received the 2017 CRL from the FDA citing deficiencies related to the manufacturing process for Twirla, our manufacturer, and raising questions on the in vivo adhesion properties of Twirla and their potential relationship to our Phase 3 clinical trial results, among other deficiencies further described in our Annual Report on Form 10-K, which we filed with the SEC on March 12, 2018. At our request, the FDA had a Type A meeting with us on April 16, 2018 to discuss the deficiencies in the Twirla NDA identified in the 2017 CRL and the regulatory path for approval of Twirla.  We received the official minutes of the Type A meeting from the FDA on May 15, 2018.  In the official minutes, the FDA informed us that it continues to have significant concerns regarding the adhesion of Twirla, which the FDA believes cannot be addressed through our proposed patient compliance programs, and that we needed to address the Twirla adhesion properties by reformulating the transdermal system and conducting a formal in vivo adhesion study with the new formulation.  The FDA also informed us that we would need to demonstrate bioequivalence of the new formulation to the data and information in the original formulation.  Once these requirements have been met, the FDA anticipates discussing the safety and efficacy of Twirla at an Advisory Committee meeting to obtain input on whether the benefits outweigh the risks.  In the absence of a finding of bioequivalence, we would need to conduct a new Phase 3 study with the new formulation.  The FDA also provided guidance on the path forward for addressing manufacturing issues related to Twirla.

We disagree with the FDA’s conclusions regarding the in vivo adhesion properties of Twirla and the need for product reformulation, and we submitted an FDRR to the FDA.  The formal dispute resolution process exists to encourage open, prompt discussion of scientific and procedural disputes that arise during drug development, new drug review, and post-marketing oversight processes of the FDA.  Our FDRR specifically pertains to the determination of DBRUP that concerns surrounding the in vivo adhesion properties of Twirla prevent its approval and cannot be addressed through our proposed patient compliance programs. The initial FDRR we submitted in June 2018 has been reviewed by ODE III, which denied our appeal on July 20, 2018. We will escalate our appeal to the OND, and, potentially, additional levels of FDA management if necessary.

Formal dispute resolution can be a lengthy and expensive process, and our success is not guaranteed.  The outcome of our FDRR will impact the timing of our NDA resubmission and whether or not we will be able to resubmit without reformulating Twirla and conducting the additional studies necessary for the reformulated product..  Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA.  Upon resubmission, there can be no assurance that we will address the outstanding FDA questions in a manner sufficient for approval in the U.S.

Our ability to commercialize Twirla, and the timing of Twirla commercialization, is dependent on our completion of formal dispute resolution with the FDA, the FDA’s review of our response to the 2017 CRL and our NDA for Twirla, and other items such as Corium’s correction of objectionable conditions observed during the FDA inspection or the identification of an alternative supplier, timely and successful completion of the validation of equipment for commercial manufacturing, ultimate FDA approval, and additional capital. In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending our ability to address the 2017 CRL and receive approval of Twirla  We further reduced expenditures when, in June 2018, we announced a reduction in our workforce, which resulted in the elimination of the positions of several employees primarily from our Commercial and Clinical teams, representing approximately thirty percent of our employees. As a result of these planned cost reductions, we believe that our cash and cash equivalents as of June 30, 2018 will be sufficient to meet our operating requirements into the second quarter of 2019. We will require additional capital to fund operating needs for the remainder of the second quarter of 2019 and beyond, including among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. We cannot assure you that the FDA will agree that the in vivo adhesion for Twirla is adequate for approval and that reformulation is unnecessary, that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we along with Corium, our third-party manufacturer, will be able to complete validation of our commercial manufacturing successfully and in a timely manner.

At present, we have no sales personnel and a limited number of marketing personnel. Initially, we do not plan to establish our own sales force, but rather we intend to engage a contract sales organization. Depending on our available capital resources, we plan to hire a limited number of additional marketing personnel and engage a contract sales organization in the United States shortly after the FDA approval of Twirla. At the time of our anticipated commercial launch of Twirla, assuming regulatory approval by the FDA, our sales and marketing team will have worked together for only a limited period of time. If our regulatory review period by the FDA for our NDA resubmission is extended beyond six months, we may need to further delay initiating certain commercial activities in order to preserve cash, in which case our ability to launch Twirla would be compromised. We cannot guarantee that we will be successful in marketing Twirla in the United States.

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

•                  The perceived safety of hormonal contraceptives could be negatively affected by media reports of adverse effects and advertisements for mass tort lawsuits due to adverse effects;

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

•                  Access to the prescriber universe, particularly obstetrics and gynecology physicians, could be limited, decreasing our ability to promote Twirla efficiently; and

•                  Our ability to access pharmacists in states where they are authorized by law to prescribe contraceptives could be limited, decreasing our ability to promote Twirla.

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

In addition, even if we obtain regulatory approval, the timing of an approval may reduce our ability to commercialize Twirla successfully. For example, if the approval process takes too long, we may miss market opportunities, give other companies the ability to develop competing products, and require us to raise additional capital, which could delay our commercial launch. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render Twirla not commercially viable. For example, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials or other post-marketing commitments, including REMS, or may approve Twirla with a label that contains fewer, or more limited, indications than requested, warnings, precautions or contraindications, including boxed warnings, and the label may not include the claims necessary or desirable for the successful commercialization of Twirla. Any of the foregoing scenarios could materially harm the commercial prospects for Twirla.

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

The proportion of the U.S. market that is made up of generic products has been increasing over time. In 2005, generic contraceptive products held 47% of prescription volume and 34% of sales and, by 2011, those values had risen to 68% and 44%, respectively. For the year ended December 31, 2017, approximately 85% of the prescription volume and approximately 50% of sales of combined hormonal contraceptives, or CHCs, in the U.S. were generated by generic products. Recently, Congress and the FDA have taken steps to increase generic competition in the market. If this trend continues, it may be more difficult to introduce Twirla, if approved, as a branded contraceptive, at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to introduce Twirla in order to overcome the trend towards generics and to gain access to reimbursement by payors. If we are unable to introduce Twirla at a price that is commensurate with that of current branded contraceptive products, or we are unable to gain reimbursement from payors for Twirla, or if patients are unwilling to pay any price differential between Twirla and a generic contraceptive, our revenues will be limited. For example, in light of the introduction of the generic version of the Ortho Evra product by Mylan Inc. in April 2014, and the subsequent discontinuation of distribution of Ortho Evra in October 2014 by Janssen, in order to be competitive and gain market share, we may increase the rebates available to commercial payors or we may provide incentives to consumers covered by non-governmental payors, such as coupons or rebates, in order to make up for the difference in the co-payment for Twirla and the generic patch product.

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

•                  Johnson & Johnson, the manufacturer of Evra, revised the Evra labeling in November 2005 to include information that EE exposure with Evra is 60% higher than that of an oral contraceptive containing EE of 35 micrograms, based on area under the curve, a commonly-used metric for measuring EE exposure in contraceptives. This information was ultimately included in a unique boxed warning and bolded warning in the Evra labeling.

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

•                  In April 2014, the Evra label was revised to provide revised dosage form and strength information. However, this revision did not affect the unique boxed warning and bolded warning in the Evra label.

•                  The approval of a generic equivalent to Evra, Xulane® was announced by Mylan Inc. in April 2014. Subsequently, in October 2014, Janssen discontinued distribution of Evra and currently over 99% of patch prescriptions are filled with the generic.

We have conducted pharmacokinetic studies of Twirla to demonstrate that it delivers a daily EE dose of approximately 30 micrograms, comparable to a low-dose oral contraceptive. However, because none of our completed or planned clinical trials studied or expect to study Twirla in a head-to-head comparison with Evra, if Twirla is approved by the FDA, we will not be able to make direct comparative claims regarding the safety and efficacy of Twirla as compared to Evra. While we expect Twirla, if approved, to have the same boxed warning currently required for all CHCs, we cannot predict whether the FDA will require that we include information in the Twirla labeling or boxed warning regarding the additional risks associated with the Evra patch. Assuming approval, if we are not able to convince prescribers, patients and payors that Twirla delivers a low daily dose of EE, this may limit uptake and usage of Twirla and our revenue will be limited.

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

At our request, the FDA had a Type A meeting with us on April 16, 2018 to discuss the deficiencies in the Twirla NDA identified in 2017 CRL and the regulatory path for approval of Twirla.  We received the official minutes of the Type A meeting from the FDA on May 15, 2018.  In the official minutes, the FDA informed us that it continues to have significant concerns regarding the in vivo adhesion of Twirla which needed to be addressed by reformulating the transdermal system and conducting a formal in vivo adhesion study with the new formulation.  The FDA also informed us that we would need to demonstrate bioequivalence of the new formulation to the data and information in the original formulation.  The FDA also provided guidance on the path forward for addressing manufacturing issues related to Twirla identified in the 2017 CRL.

We disagree with the FDA’s conclusions regarding the in vivo adhesion properties of Twirla and the need for product reformulation, and we submitted an FDRR pertaining to DBRUP’s determination that concerns surrounding the in vivo adhesion properties of Twirla prevent its approval.  Formal dispute resolution can be a lengthy and expensive process, and our success is not guaranteed.  The outcome of our FDRR will impact the timing of our NDA resubmission and whether or not we will be able to resubmit without reformulating Twirla and conducting the additional studies necessary for the reformulated product.  Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA.  Upon resubmission, there can be no assurance that we will address the outstanding FDA questions in a manner sufficient for approval in the U.S.

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

Even if we obtain U.S. regulatory approval of Twirla or other potential product candidates, the FDA may still impose significant restrictions on their indicated uses, including more limited patient populations, require that precautions, contraindications, or warnings be included on the product labeling, including boxed warnings, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Claims that we may make may also be restricted through our approved labeling. For example, based on the SECURE clinical trial top-line data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88. The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03. In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI 30 kg/m(2)). Ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index.  The FDA indicated in the official minutes of our end of review Type A Meeting that occurred on April 16, 2018 that it anticipates reviewing the safety and efficacy of Twirla during an Advisory Committee meeting to obtain input on whether the benefits outweigh the risks.  The Advisory Committee may recommend non-approval for Twirla or may recommend approval with restrictions.  Even if the Advisory Committee determines that the benefits of Twirla outweigh its risks and recommends approval, the FDA could still conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population. As such, we may not obtain approval of Twirla based on these data or any other basis. Even if we receive approval of Twirla, the FDA may determine that for a specific subgroup of patients, Twirla has lower efficacy and presents a higher risk, necessitating labeling restrictions. For instance, the FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories or otherwise require labeling limitations or warnings for such subpopulation, which could limit the commercial potential of the product, if approved. The FDA may further require us to include other information and/or data in the label for Twirla that may make it more difficult for us to successfully commercialize the product, if approved. For instance, the FDA may require us to include the Pearl Index results from the previously conducted Phase 3 trials, which were higher than the SECURE clinical trial’s overall and certain sub-group Pearl Index results. We will discuss specific labeling requirements with the FDA in the future.

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

In addition, if Twirla and our other potential product candidates are approved, our product labeling, advertising and promotional materials would be subject to regulatory requirements and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, a practice known as off-label promotion. If we receive marketing approval for Twirla or our other potential product candidates, physicians may nevertheless prescribe the products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed. For example, we believe that Twirla, if approved, will have a label consistent with all other marketed hormonal contraceptive products, which include class labeling that warns of risks of certain serious conditions, including venous and arterial blood clots, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease, and hypertension, and a boxed warning regarding risks of smoking and CHC use, particularly in women over 35 years old that smoke. However, regulatory authorities may require the inclusion of additional statements about adverse events in the label, including additional boxed warnings or contraindications.

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

•                  Issuance of Warning Letters, Cyber Letters or Untitled Letters;

•                  Mandated modification to promotional materials and labeling or require us to provide corrective information to healthcare providers;

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

We have received conditional approval from the FDA for the use of Twirla as the proprietary name for our lead product candidate, AG200-15. However, this approval is conditioned upon a further and final review by the FDA at the time of NDA approval. Additionally, any name we intend to use for our other potential product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

A key element of our long-term strategy is to develop, obtain regulatory approval for and commercialize our portfolio of potential product candidates in addition to Twirla. To do so, we plan to utilize our proprietary transdermal delivery technology, Skinfusion®, to develop additional potential product candidates. We may not be successful in our efforts to develop our portfolio of additional potential product candidates, and any product candidates we do develop may not produce commercially viable products that safely and effectively treat their indicated conditions. To date, our efforts have identified three additional potential product candidates in addition to Twirla, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle, AG200-SP, which is a regimen designed to provide shorter, lighter periods, and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen. AG200-SP and AG200-ER are intended to be Twirla line extensions that would expand the use of Twirla beyond its initial approved use. In July 2016, we began preparations for an initial Phase 2 clinical trial examining the use of AG200-SP along with a smaller lower dose combination ethinyl estradiol/levonorgestrel patch (SmP) in the fourth week of the woman’s cycle. We have decided to postpone the trial and will continue to evaluate the timing for initiating dosing of subjects for this Phase 2 clinical trial, which is dependent on financial and other capital resources. Our planned Phase 2 clinical trial of AG200-SP (SmP) is only the initial clinical trial in this program and AG200-SP (SmP) may require additional clinical trials to establish the safety and efficacy of this product candidate. The other potential product candidates in our pipeline will require additional product development efforts to optimize patch formulations and dosing. In addition, we will need to conduct additional clinical trials to establish the safety and efficacy of these potential product candidates which will require additional capital. Our ability to develop these potential product candidates, in particular AG200-SP and AG200-ER, could be significantly affected by our inability to get Twirla approved. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to resume and complete the commercialization plan for Twirla, if approved, and to advance the development of our other potential product candidates.

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

As of June 30, 2018, we had a total of 13 full-time employees after a reduction in our workforce, which resulted in the elimination of the positions of several employees primarily from our Commercial and Clinical teams, representing approximately thirty percent of our employees. We use third-party consultants to assist with our current sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, commercial, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel.  We are highly dependent on our management, scientific and medical personnel. In order to induce valuable employees to remain with us, we have provided these employees with stock options that vest over time. In June 2018, in order to reduce expenditures, we announced a reduction in our workforce, which resulted in the elimination of the positions of several employees primarily from our Commercial and Clinical teams, representing approximately thirty percent of our employees.  On June 20, 2018, after the reduction in workforce, we adopted a retention plan that provides all remaining employees of the Company (i) future cash retention payments to induce such employees to remain employed by the Company through December 31, 2018 and (ii) stock option grants that vest over time in four equal installments to induce such employees to remain employed at the Company through December 31, 2019.  The value to employees of stock options that vest over time is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies.

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

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax-exempt rate and the value of the company’s stock immediately before the ownership change. We may be unable to offset future taxable income, if any, with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will expire between 2018 and 2037 if we have not used them. Net operating loss carryforwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Code.

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

Risks Related to Ownership of Our Common Stock

We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Global Market, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

On July 2, 2018, we received a letter from The Nasdaq Stock Market LLC, or Nasdaq, indicating that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1). Nasdaq Listing Rule 5450(a)(1) requires that companies listed on the Nasdaq Global Market maintain a minimum closing bid price of at least $1.00 per share.  The notification of noncompliance had no immediate effect on the listing or trading of our common stock, which continues to trade on the Nasdaq Global Market under the symbol “AGRX”.

Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180 calendar day grace period, or until December 31, 2018, to regain compliance by meeting the continued listing standard. The continued listing standard will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period.

If we are not in compliance by December 31, 2018, we may be afforded a second 180 calendar day period to regain compliance in connection with a transfer to The Nasdaq Capital Market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.  Nasdaq could refuse to provide the additional 180 calendar day period if it does not appear to Nasdaq that it is possible for us to cure the deficiency.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. At that time, we may appeal the Nasdaq Staff’s determination to a Hearings Panel.

We intend to monitor the closing bid price of our common stock and consider our available options to resolve the noncompliance with the minimum bid price requirement. No determination regarding our response has been made at this time. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.  If our securities are delisted, it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair the liquidity of our common stock and could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in potential loss of confidence by investors, employees, and fewer business development opportunities.

An active trading market for our common stock may not be sustained.

In May 2014, we closed our initial public offering. Prior to our initial public offering, there was no public market for shares of our common stock. Although we have completed our initial public offering and shares of our common stock are listed and trading on The Nasdaq Global Market, an active trading market for our shares may not be sustained. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at or above the prices at which they acquired their shares or sell their shares at the time they would like to sell. Any inactive trading market for our common stock may also impair our ability to raise additional capital to continue to fund our operations by selling shares.

We expect that our stock price may fluctuate significantly.

Prior to our initial public offering, you could not buy or sell our common stock publicly. The trading price of our common stock is highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report, these factors include:

•                  Our ability to convince the FDA over the course of formal dispute resolution that the in vivo adhesion for Twirla is acceptable for approval and that product reformulation is unnecessary;

•                  Any delay in filing our response to the 2017 CRL received from the FDA with respect to Twirla and any adverse development or perceived adverse development with respect to the FDA’s review of our response;

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

As of August 2, 2018, we had 34,377,329 shares of common stock outstanding. Of these shares, 33,953,953 shares of common stock are freely tradeable, without restriction, in the public market. Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock.

In addition, the 5,850,530 shares subject to outstanding options and restricted stock units under our stock option plans and the 1,972,994 shares reserved for future issuance under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

As of June 30, 2018, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 59.3% of our outstanding voting stock.

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

Date: August 3, 2018	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2018

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)