Form 10-Q
period 2018-09-30
AGILE THERAPEUTICS INC
filed 2018-11-02
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

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

There were 34,377,329 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 1, 2018.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2018

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

•                  the fact that our existing cash and cash equivalents may not be sufficient to fund the completion of the development and regulatory approval process for Twirla and the potential that we may be unable to raise additional financing on terms acceptable to us, or at all;

•                  the potential that we are required to reformulate Twirla and, if required, our ability to develop or fund a reformulation that will address the FDA’s concerns, including showing bioequivalence, if necessary;

•                  the potential that we are unable to successfully complete the wear study of Twirla and Xulane® suggested by the U.S. Food and Drug Administration, or FDA;

•                  our ability to adequately and timely respond to the deficiencies in our second Twirla complete response letter, or 2017 CRL, including the Pearl Index that the FDA noted is substantially higher than previously approved combined hormonal contraceptives;

•                  the potential that the FDA could require us to conduct additional studies to address the concerns raised in the 2017 CRL, which could include an additional Phase 3 trial, in the event we are required to reformulate Twirla;

•                  the likelihood that we will require additional correspondence with the FDA prior to the resubmission of our NDA, in addition to the planned correspondence regarding the design of the suggested wear study;

•                  our ability to resubmit the Twirla new drug application, or NDA, and obtain and maintain regulatory approval of our product candidates, and the labeling under any approval we may obtain;

•                  the potential that other issues will arise that will negatively impact acceptance, review, and approval of Twirla by the FDA, including a determination by an Advisory Committee that Twirla should not be approved;

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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1.  Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$16,926	$35,952
Prepaid expenses	731	762
Total current assets	17,657	36,714
Property and equipment, net	13,921	13,863
Other assets	18	18
Total assets	$31,596	$50,595

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$488	$2,784
Accrued expenses	2,022	852
Loan payable, current portion	5,905	10,607
Warrant liability	—	29
Total current liabilities	8,415	14,272

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $.0001 par value, 150,000,000 shares authorized, 34,377,329 and 34,186,342 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	260,919	258,092
Accumulated deficit	(237,741)	(221,772)
Total stockholders’ equity	23,181	36,323
Total liabilities and stockholders’ equity	$31,596	$50,595

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

(in thousands, except par value and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$1,549	$3,175	$7,921	$11,694
General and administrative	1,767	3,526	7,173	9,130
Restructuring costs	299	—	715	—

Total operating expenses	3,615	6,701	15,809	20,824

Loss from operations	(3,615)	(6,701)	(15,809)	(20,824)

Other income (expense)
Interest income	91	78	289	187
Interest expense	(268)	(459)	(955)	(1,509)
Change in fair value of warrants	—	(20)	29	82
Total other income (expense), net	(177)	(401)	(637)	(1,240)

Loss before benefit from income taxes	(3,792)	(7,102)	(16,446)	(22,064)
Benefit from income taxes		—	477	—
Net loss	$(3,792)	$(7,102)	$(15,969)	$(22,064)

Net loss per share (basic and diluted)	$(0.11)	$(0.22)	$(0.47)	$(0.74)

Weighted-average common shares (basic and diluted)	34,377,329	31,937,628	34,295,240	29,847,972

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(15,969)	$(22,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18	16
Stock based compensation expense	2,827	2,727
Noncash interest	367	520
Change in fair value of warrants	(29)	(82)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	31	1,606
Accounts payable and accrued expenses	(1,004)	(1,473)
Net cash used in operating activities	(13,759)	(18,750)

Cash flows from investing activities:
Acquisition of property and equipment	(318)	(771)
Net cash used in investing activities	(318)	(771)

Cash flows from financing activities:
Principal payments of loan payable	(4,949)	(4,035)
Proceeds from the issuance of common stock, net	—	18,536
Proceeds from exercise of stock options	—	76
Net cash (used in) provided by financing activities	(4,949)	14,577

Net decrease in cash and cash equivalents	(19,026)	(4,944)
Cash and cash equivalents, beginning of period	35,952	48,750
Cash and cash equivalents, end of period	$16,926	$43,806

Supplemental disclosure of noncash financing activities
Supplemental cash flow information
Interest paid	$625	$1,023
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2018

(in thousands, except share and per share data)

1. Organization and Description of Business

Nature of Operations

Agile Therapeutics, Inc. (“Agile” or the “Company”) was incorporated in Delaware on December 22, 1997. Agile is a forward-thinking women’s healthcare company dedicated to fulfilling the unmet health needs of today’s women. The Company’s activities since inception have consisted principally of raising capital and performing research and development, including development of the Company’s lead product candidate. The Company is headquartered in Princeton, New Jersey.

The Company’s lead product candidate, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development. Substantially all of the Company’s resources are currently dedicated to developing and seeking regulatory approval for Twirla in the United States. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the potential need to obtain additional capital necessary to fund the development of its products, competition from larger companies and compliance with U.S. Food and Drug Administration (the “FDA”) and other government regulations.  If the Company does not successfully commercialize any product candidates, it will be unable to generate recurring product revenue or achieve profitability.  The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of September 30, 2018, the Company had an accumulated deficit of approximately $237.7 million.  The Company expects to continue to incur net losses into the foreseeable future.

The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings (see Note 7), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding.

Going Concern

On December 21, 2017, the Company received a complete response letter (the “2017 CRL”) from the FDA citing deficiencies related to the manufacturing process for Twirla and raising questions on the in vivo adhesion properties of Twirla and their potential relationship to the Company’s Phase 3 clinical trial results. The Company’s ability to commercialize Twirla, and the timing of Twirla commercialization, is dependent on the FDA’s review of the Company’s response to the 2017 CRL and its NDA for Twirla, and other items such as timely and successful completion of the validation of equipment for commercial manufacturing, ultimate FDA approval, and the company’s ability to secure additional capital. In January 2018, following the Company’s receipt of the 2017 CRL, the Company significantly scaled back its preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending its ability to address the 2017 CRL and receive approval of Twirla. In April 2018, the Company met with the FDA in a Type A meeting to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla, and the Company announced the content of the official minutes from the meeting in May 2018.

In June 2018, the Company announced it had submitted a formal dispute resolution request (“FDRR”) with the FDA for Twirla.  The dispute pertained to the determination from the FDA’s reviewing Division of Bone, Reproductive and Urologic Products (“DBRUP”) that concerns surrounding the in vivo adhesion properties of Twirla prevent the approval and could not be addressed through the Company’s proposed patient compliance programs.   The initial FDRR was submitted in June 2018 and was reviewed by the Office of Drug Evaluation III (“ODE III”), which denied the Company’s appeal on July 20, 2018. The Company then escalated its appeal to the Office of New Drugs (“OND”).

In October 2018, the OND formally denied the Company’s appeal and provided a path forward for resubmission of the NDA for Twirla that may not require that the Company reformulate Twirla or conduct a bioequivalence study between formulations, as previously suggested

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2018

(in thousands, except share and per share data)

by DBRUP.  Specifically, OND suggested that the Company conduct a wear study to evaluate whether Twirla demonstrates a generally similar adhesion performance to Xulane®, the generic version of the previously marketed Ortho Evra® contraceptive patch, a product the FDA considers to have acceptable adhesion.  If this result is demonstrated, OND stated that the study would support the conclusion of adequate Twirla adhesion.  OND has recommended that the Company first meet with DBRUP to gain agreement on the specific design and success criteria of a wear study for Twirla.  The wear study suggested by OND to address adhesion provides a path forward for resubmission of the NDA for Twirla, but is not intended to address efficacy.  Rather, if the wear study is successful, Twirla’s safety and efficacy, including the Pearl Index that FDA noted is substantially higher than other previously approved combined hormonal contraceptives, will need to be reviewed by FDA after the Company resubmits the NDA for Twirla.  This is an issue that the FDA plans to bring to Advisory Committee after the adhesion issue has been resolved.  The Company has submitted a request for a Type A meeting and plans to discuss the specifics of the proposed wear study with the FDA as soon as possible.  The Company’s plans to seek approval for Twirla are dependent on its planned meeting with the FDA on the parameters of the wear study for Twirla and its ability to reach agreement with the FDA on the scope and size of the study.  The Company can make no assurances that it can successfully complete the wear study suggested by the FDA or that the results will demonstrate adequate adhesion of Twirla. If the Company is unable to successfully complete a wear trial of Twirla and Xulane to support the conclusion of adequate Twirla adhesion, the FDA will likely require the Company to reformulate Twirla and conduct additional clinical or bioequivalence studies before it can resubmit the Twirla NDA.

The Company also announced a reduction in its workforce and reductions in other planned operating expenses (see Note 9) as it pursued formal dispute resolution.  As a result of these planned cost reductions, the Company believes that its cash and cash equivalents as of September 30, 2018, will be sufficient to meet its projected operating requirements into the second quarter of 2019 which include an estimate of the costs to complete a comparative wear study. The timing and cost of the Twirla wear study may affect the Company’s ability to funds its operations into the second quarter of 2019.  The Company anticipates providing a further business update, which will review its planned resubmission timeline, cash position and funding requirements after it agrees with the FDA on the parameters of the wear study for Twirla.  The Company will require additional capital to fund operating needs for the remainder of the second quarter of 2019 and beyond, including among other items, preparation for an anticipated Advisory Committee meeting, the resumption and completion of its commercialization plan for Twirla, which primarily includes the validation of the Company’s commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of its other potential product candidates.  The Company cannot assure you that the FDA will approve Twirla, or that the Company along with Corium, its third-party manufacturer, will be able to complete validation of the Company’s commercial manufacturing successfully and in a timely manner.

The Company anticipates it will continue to incur net losses for the foreseeable future and the Company’s ability to continue operations for the remainder of the second quarter of 2019 and beyond will depend on its ability to obtain additional funding, as to which no assurances can be given. There can be no assurance that any financing by the Company can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, there is substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2018, the Company had cash and cash equivalents of $16.9 million. The Company continues to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. The Company’s future success depends on its ability to raise additional capital and/or implement the various strategic alternatives discussed above. The Company cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current stockholders will experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company then may be unable to complete the development of Twirla, and may also be required to further cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2018

(in thousands, except share and per share data)

The unaudited financial statements as of September 30, 2018 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. The accompanying financial statements as of September 30, 2018 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

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

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made.  The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2018

(in thousands, except share and per share data)

may not be recoverable.  Management does not believe that there has been any impairment of the carrying value of any long-lived assets as of September 30, 2018.

Warrants

The Company accounts for its warrants to purchase redeemable convertible stock in accordance with ASC 480, Distinguishing Liabilities from Equity. ASC 480 requires that a financial instrument, other than an outstanding share, that, at inception, is indexed to an obligation to repurchase the issuer’s equity shares, regardless of the timing or the probability of the redemption feature and may require the issuer to settle the obligation by transferring assets be classified as a liability. The Company measures the fair value of its warrant liability using the Black-Scholes option-pricing model with changes in fair value recognized as increases or reductions to other income (expense) in the statement of operations.

In connection with the completion of the Company’s initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock.  Warrants with non-standard anti-dilution provisions (referred to as down round protection) are classified as liabilities and re-measured each reporting period.  As of September 30, 2018, there were outstanding 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

The warrants issued in connection with the Company’s debt financing completed in February 2015 (see Note 6) are classified as a component of stockholders’ equity. The value of such warrants was determined using the Black-Scholes option-pricing model.  As of September 30, 2018, there were outstanding 180,274 warrants to purchase common stock at $5.89 per share related to this debt financing. These warrants expire on February 24, 2020.

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2018

(in thousands, except share and per share data)

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2018 and 2017, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	September 30,
	2018	2017
Common stock warrants	242,779	242,779
Unvested restricted stock units	147,554	264,361
Common stock options	5,687,901	3,798,951
Total	6,078,234	4,306,091

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. While the Company is currently evaluating the impact of adopting ASU 2016-02, the Company preliminarily estimates recording a lease asset and lease liability of approximately $0.3 million on its balance sheets, with no material impact on its statements of operations.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.  This ASU eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock.  ASU 2017-11 is effective for annual periods beginning after December 31, 2018.  Early adoption is permitted.  The Company does not believe the impact of the adoption of ASU 2017-11 will have a material impact on its financial statements.

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2018

(in thousands, except share and per share data)

In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees.  This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees.  Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date.  This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606.  The Company elected to early adopt this ASU during the third quarter of 2018 and adoption of ASU No. 2018-07 did not have a material impact on the Company’s financial statements.

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

•                  Level 3 — Unobservable inputs that are supported by little or no market data and which require internal development of assumptions about how market participants price the fair value of the assets or liabilities. The Company has no Level 3 assets. The Company’s Level 3 liabilities consist of the warrant liability.

The Company is required to mark the value of its warrant liability to market and recognize the change in valuation in its statements of operations each reporting period.

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017.

	Level 1	Level 2	Level 3
September 30, 2018
Assets:
Cash and cash equivalents	$16,818	$—	$—
Total assets at fair value	$16,818	$—	$—

Liabilities:
Common stock warrants	$—	$—	$—
Total liabilities at fair value	$—	$—	$—

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2018

(in thousands, except share and per share data)

	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Cash and cash equivalents	$35,870	$—	$—
Total assets at fair value	$35,870	$—	$—

Liabilities:
Common stock warrants	$—	$—	$29
Total liabilities at fair value	$—	$—	$29

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of September 30, 2018 include (i) volatility (70.0%), (ii) risk free interest rate of 2.59% (estimated using treasury bonds with a 1.25 year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($0.37) and (v) expected life (1.25 years).

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2017 include (i) volatility (70.0%), (ii) risk free interest rate of 1.89% (estimated using treasury bonds with a 2-year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($2.69) and (v) expected life (2 years).

The following is a rollforward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2015	$406
Change in fair value	(234)
Ending balance at December 31, 2016	172
Change in fair value	(143)
Ending balance at December 31, 2017	29
Change in fair value	(29)
Ending balance at September 30, 2018	$—

There were no transfers between Level 1, 2 or 3 during 2018 or 2017. If the Company’s estimates regarding the fair value of its warrants are inaccurate, a future adjustment to these estimated fair values may be required. Additionally, these estimated fair values could change significantly.

4. Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	December 31,
	2018	2017
Prepaid clinical trial expense	$—	$205
Prepaid insurance	566	388
Other	165	169
Total prepaid expenses	$731	$762

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2018

(in thousands, except share and per share data)

5. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2018	2017
Employee bonuses	$820	$215
Accrued interest payable	571	451
Accrued restructuring costs (see Note 9)	386	—
Accrued professional fees and other	245	186
Total accrued liabilities	$2,022	$852

6. Loan and Security Agreements

Hercules Capital, Inc.

In February 2015, the Company entered into a loan and security agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) for a term loan of up to $25.0 million. In August 2016, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules, which amended certain terms of the Hercules Loan Agreement. In May 2017, the Company entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with Hercules which further amended certain terms of the Hercules Loan Agreement. A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay the Company’s previous term loan with Oxford Finance LLC.

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

The First Amendment provides the Term Loan will mature on December 1, 2018. As a result of the First Amendment, and in connection with the extension of the interest-only period from the First Term Loan Advance, Hercules returned to the Company the principal payments paid by the Company in July and August 2016, which such returned payments will once again constitute outstanding Term Loan advances under the Hercules Loan Agreement. In connection with the execution of the First Amendment, the Company paid Hercules a facility fee of $165. The facility fee represents a debt issue cost which is being reflected as a reduction to the carrying amount of the loan payable in accordance with ASU 2015-03. Such issue costs are being amortized to interest expense over the life of the Term Loan using the effective interest method. As of September 30, 2018 and December 31, 2017, the Company had outstanding borrowings of $5.9 million and $10.9 million, respectively, related to the Hercules Loan Agreement which is recorded on the balance sheet in loan payable, current portion.  As of September 30, 2018, the fair value of Term Loan approximates its carrying value.

The Term Loan accrues interest at a rate of the greater of 9.0% or 9.0% plus Prime minus 4.25% and is payable monthly. Principal is due in 23 consecutive monthly installments beginning on February 1, 2017 and ending on December 1, 2018. In addition to the outstanding principal balance, the Company is required to make an end of term

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2018

(in thousands, except share and per share data)

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

Interest expense on the Hercules Loan Agreement including the accretion of the value of the related warrants, accrual of term loan back-end fee and amortization of the deferred financing costs was approximately $91 and $289, for the three and nine months ended September 30, 2018, respectively and $459 and $1,509, for the three and nine months ended September 30, 2017, respectively.

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

Performance Based Restricted Stock Awards

In January 2018, the Company granted up to 365,000 shares of performance-based restricted stock units (“Performance Units”) under the Company’s 2014 Incentive Compensation Plan primarily to executive officers, which are largely contingent upon the achievement of performance goals during the performance period beginning on the date of grant and ending on December 31, 2019 as set forth in each individual’s Performance Unit agreement. Performance Units granted in January 2018 replaced Performance Units granted in April 2017 which expired.  Given the uncertainty of the achievement of the performance goals during the performance period, the Company has not recorded compensation expense related to these awards for the three and nine months ended September 30, 2018.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2018

(in thousands, except share and per share data)

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$286	$309	$975	$889
General and administrative	435	658	1,852	1,838
Total	$721	$967	$2,827	$2,727

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

9. Restructuring Costs

In June 2018, the Company announced a reduction in its workforce, which resulted in the termination of several employees primarily from the Company’s commercial and clinical teams, representing approximately thirty percent of its employees.  This workforce reduction, along with other reductions in planned operating expenses is designed to preserve cash while the Company pursued formal dispute resolution with the FDA for Twirla and determines a regulatory path forward for the resubmission of the Company’s NDA for Twirla.

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

Each employee who participates in the Retention Plan and (i) remains continuously employed by the Company through December 31, 2018 or (ii) has been terminated by the Company other than for cause (as defined in an applicable employment agreement, or, if no employment agreement exists, as determined by the Company in good faith) prior to December 31, 2018, shall be paid a lump-sum cash payment in an amount determined by the compensation committee (“Compensation Committee”) of the Company’s board of directors at the time of the adoption of the Retention Plan.  If an eligible employee terminates service prior to December 31, 2018 for any reason other than termination of employment by the Company without cause, no such cash retention payment shall be made to the eligible employee. The total amount of the cash portion of the Retention Plan is approximately $0.6 million.

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2018

(in thousands, except share and per share data)

A summary of accrued restructuring costs, included as a component of accrued liabilities on the Company’s unaudited September 30, 2018 balance sheet is as follows:

	December 31, 2017	Charges	Payments	September 30, 2018
Accrued severance	$—	380	(329)	51
Accrued retention bonus	—	335	—	335
Total	$—	$715	$(329)	$386

10. Commitments and Contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position. As of September 30, 2018, the Company has not recorded a provision for any contingent losses.

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

Recent Regulatory History

On December 21, 2017, the U.S. Food and Drug Administration, or FDA, issued a complete response letter, or the 2017 CRL, indicating that our resubmitted New Drug Application, or NDA, for Twirla could not be approved in its present form. The 2017 CRL identifies deficiencies relating to quality control adhesion test methods and specifications which are part of the manufacturing process for Twirla. The 2017 CRL also noted that objectionable conditions identified during an inspection for the Twirla NDA of our third-party manufacturer, Corium International Inc., or Corium’s, facility must be resolved. The 2017 CRL further questions the in vivo adhesion properties of Twirla and their potential relationship to the SECURE clinical trial results, concluding that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time.

In November 2017 and December 2017, Corium provided the FDA with responses to each of the observations made during the FDA’s facility inspection. In April 2018, we met with the FDA in a Type A meeting to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla, and we announced the content of the official minutes from the meeting in May 2018, which included FDA’s conclusion that the in vivo adhesion properties of Twirla were not adequate to support approval of the NDA and that we needed to reformulate Twirla.  The FDA also said it anticipates discussing the safety and efficacy of Twirla at an Advisory Committee meeting to obtain input on whether the benefits outweigh the risks.  The FDA also provided guidance on the path forward for addressing the manufacturing quality control test method issues related to Twirla and informed us that whether these issues have been adequately addressed would be subject to review by the FDA when we resubmit our Twirla NDA.

In June 2018, we announced we had submitted a formal dispute resolution request, or FDRR, with the FDA for Twirla.  The dispute pertained to the determination from the FDA’s reviewing Division of Bone, Reproductive and Urologic Products, or DBRUP, that concerns surrounding the in vivo adhesion properties of Twirla prevent the approval of the NDA and could not be addressed through our proposed patient compliance programs.  By submitting the FDRR, we availed the Company of the FDA’s established appeal process whereby disagreements with conclusions reached by a reviewing Division within the FDA are reviewed above the Division level.  The initial FDRR we submitted in June 2018 was denied by the Office of Drug Evaluation III, or ODE III, on July 20, 2018. We then escalated our appeal to the Office of New Drugs, or OND.

In October 2018, OND formally denied our appeal and provided a path forward for resubmission of the NDA for Twirla that may not require that we reformulate Twirla or conduct a bioequivalence study between formulations, as previously suggested by DBRUP in the April 2018 Type A meeting.  Specifically, OND suggested that we conduct a wear study to evaluate whether Twirla demonstrates a generally similar adhesion performance to Xulane®, the generic version of the previously marketed Ortho Evra® contraceptive patch, a product the FDA considers to have acceptable adhesion.  If this result is demonstrated, OND stated that the study would support the conclusion of adequate Twirla adhesion.  OND has recommended that we first meet with DBRUP to gain agreement on the specific design and success criteria of a wear study for Twirla.  The wear study suggested by OND to address adhesion provides a path forward for resubmission of the NDA for Twirla but is not intended to address efficacy.  Rather, if the wear study is successful, Twirla’s safety and efficacy, including the Pearl Index that FDA noted is substantially higher than other previously approved combined hormonal contraceptives, will need to be reviewed by FDA after we resubmit the NDA for Twirla.  This is an issue that the FDA plans to bring to Advisory Committee after the adhesion issue has been resolved.  We have submitted a request for a Type A meeting and plan to discuss the specifics of the proposed wear study with the FDA at that meeting.  Our plans to seek approval for Twirla are dependent on our planned meeting with the FDA on the parameters of the wear study for Twirla and our ability to reach agreement with the FDA on the scope and size of the study.  We can make no assurances that we can successfully complete the wear study suggested by the FDA or that the results will demonstrate adequate adhesion of Twirla. If we are unable to successfully complete a wear trial of Twirla and Xulane to support the conclusion of adequate Twirla adhesion, the FDA will likely require us to reformulate Twirla and conduct additional clinical or bioequivalence studies before we can resubmit the Twirla NDA.

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

Financial Overview

Since our inception in 1997, we have devoted substantial resources to developing and seeking regulatory approval for Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $14.4 million, $20.9 million and $25.6 million during the years ended December 31, 2017, 2016 and 2015, respectively.  We incurred research and development expenses of $1.5 million and $7.9 million for the three and nine months ended September 30, 2018, respectfully, and $3.2 million and $11.7 million for the three and nine months ended September 30, 2017, respectfully.  We anticipate that a portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.

We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans.  As of September 30, 2018 and December 31, 2017 respectively, we had $16.9 million and $35.9 million in cash and cash equivalents.

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

We have not generated any revenue and have never been profitable for any year. Our net loss was $28.3 million, $28.7 million and $30.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our net loss was $3.8 million and $16.0 million for the three and nine months ended September 30, 2018, respectively.  We expect to incur increased expenses and increasing operating losses for the foreseeable future as we seek the approval of our NDA for Twirla,  which will now include designing and implementing the wear study of Twirla and Xulane suggested by the FDA, complete the qualification and validation of our commercial manufacturing process, initiate pre-launch commercial activities, commercially launch Twirla, if approved, advance our other potential product candidates and expand our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.

Going Concern

We believe that our cash and cash equivalents as of September 30, 2018, will be sufficient to meet our projected operating requirements into the second quarter of 2019 which include an estimate of the costs to complete a comparative wear study.  The timing and cost of the Twirla wear study may affect our ability to fund our operations into the second quarter of 2019. We anticipate providing a further business update, which will review our planned resubmission timeline, cash position, and related funding requirements, after we agree with the FDA on the parameters of the wear study for Twirla.  We will require additional capital to fund our operating needs for the remainder of the second quarter of 2019 and beyond including, among other items, preparation for an anticipated Advisory Committee meeting, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates.

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

As of September 30, 2018, we had cash and cash equivalents of $16.9 million. We continue to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. Our future success depends on our ability to raise additional capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, whether through the issuance of equity or convertible debt securities, or any combination thereof, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including Twirla, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funds when needed or on acceptable terms, we then may be unable to complete the development of Twirla, and may also be required to further cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

The unaudited financial statements as of September 30, 2018 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not own any manufacturing facilities and rely on Corium for all aspects of the manufacturing of Twirla. We will need to continue to invest in the manufacturing process for Twirla, and incur significant expenses, in order to complete the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities in order to be capable of supplying projected commercial quantities of Twirla, if approved. We continue to plan the process of scaling up the commercial manufacturing capabilities for Twirla with Corium and the associated costs and timelines. We expect the validation and expansion of our commercial manufacturing process to be completed after the approval of Twirla. If we obtain regulatory approval for Twirla, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing, distribution, medical affairs and compliance functions, which will require additional capital.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis, as the majority of our past and planned expenses have been and will be in support of Twirla. In 2018, we expect our research and development expenses will likely decrease as compared with our 2017 research and development expenses as we completed our pursuit of formal dispute resolution, determine a regulatory path forward for the resubmission of our NDA for Twirla, and plan and initiate a comparative wear study of Twirla and Xulane.  Research and development expenses in 2018 consist primarily of those costs associated with the continued development and refinement of our commercial manufacturing process, costs associated with the formal dispute resolution process, planning and initiating a comparative wear study, and preparation and resubmission of the NDA for Twirla. In response to the 2017 CRL, we have significantly scaled back equipment qualification and validation of our commercial manufacturing process and resumption and completion of these activities will require additional capital.

To date, our research and development expenses have related primarily to the development of Twirla. Research and development expenses in 2018 include support for the formal dispute resolution process, planning and initiating a comparative wear study of Twirla and Xulane, preparing the resubmission of our NDA, and will also go toward the qualification and validation of our commercial manufacturing process. For the three months ended September 30, 2018 and 2017, our research and development expenses were approximately $1.5 million and $3.2 million, respectively.  For the nine months ended September 30, 2018 and 2017, our research and development expenses were approximately $7.9 million and $11.7 million, respectively.  The following table summarizes our research and development expenses by functional area.

	Three months ended		Nine months ended
	September 30,		September 30,
	(In thousands)
	2018	2017	2018	2017

Clinical development	$160	$588	$591	$2,609
Regulatory	162	95	497	1,191
Personnel related	501	675	1,827	2,129
Manufacturing - commercialization	403	1,379	3,894	4,082
Manufacturing	37	129	137	794
Stock-based compensation	286	309	975	889
Total research and development expenses	$1,549	$3,175	$7,921	$11,694

It is difficult to determine with any certainty the exact duration and completion costs of any of our future clinical trials of Twirla or our other current and future potential product candidates we may advance. It is also difficult to determine if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates that obtain regulatory approval.

We anticipate providing a further business update, which will review our planned resubmission timeline, cash position and related funding requirements, after we agree with the FDA on the parameters of the wear study for Twirla. The timing and outcome of the Twirla wear study may affect the timing of our NDA resubmission.  Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA. We may, however, never succeed in achieving regulatory approval for Twirla or any of our other potential product candidates or such approval may be delayed. The duration, costs and timing of clinical trials and development of our other potential product candidates in addition to Twirla will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, the rate of subject enrollment, obtaining additional capital, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.

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

For the three months ended September 30, 2018 and 2017, our general and administrative expenses totaled approximately $1.8 million and $3.5 million, respectively.  For the nine months ended September 30, 2018 and 2017, our general and administrative expenses totaled approximately $7.2 million and $9.1 million, respectively.  In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch activities, which had primarily increased over the second-half of 2017 as described below, pending our ability to address the 2017 CRL and receive approval of Twirla. However, if Twirla is approved, we intend to commercialize Twirla in the United States through a direct sales force. In which case, we anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla, its planned line extensions, and any of our other potential product candidates, and as we operate as a public company. These increases will likely include increased selling and marketing costs, including payroll and operating costs, related to the commercial launch of Twirla, if approved, legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations. Additionally, if in the future we believe regulatory approval of Twirla or any of our other potential product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three months ended
	September 30,
	2018	2017	Change
Operating expenses:
Research and development	$1,549	$3,175	$(1,626)
General and administrative	1,767	3,526	(1,759)
Restructuring costs	299	—	299

Total operating expenses	3,615	6,701	(3,086)

Other income (expense)
Interest income	91	78	13
Interest expense	(268)	(459)	191
Change in fair value of warrants	—	(20)	20
Total other income (expense), net	(177)	(401)	224

Loss before benefit from income taxes	(3,792)	(7,102)	3,310
Benefit from income taxes	—	—	—
Net loss	$(3,792)	$(7,102)	$3,310

Research and development expenses.  Research and development expenses decreased by $1.6 million, or 51%, from $3.2 million for the three months ended September 30, 2017 to $1.6 million for the three months ended September 30, 2018. This decrease in research and development expenses was primarily due to the following:

•                  a decrease in manufacturing commercialization expenses of $1.0 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.  This decrease reflects reduced activity associated with the scale-up process and the on-going qualification process of the commercial manufacturing equipment primarily as a result of the receipt of the 2017 CRL.  Costs related to the qualification, validation and manufacture of Twirla will be recorded as research and development expenses until we receive approval of our NDA for Twirla;

•                  a decrease in clinical development expenses of $0.4 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.  This decrease primarily relates to the completion of the close-out activities associated with our SECURE clinical trial during 2017.  There were no external costs related to the SECURE clinical trial incurred during the three months ended September 30, 2018; and

•                  a decrease in personnel-related expenses of $0.2 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.  This decrease is primarily the result of the reduction in workforce that was announced in June 2018 as part of our restructuring efforts.

General and administrative expenses.  General and administrative expenses decreased by $1.7 million, or 50%, from $3.5 million for the three months ended September 30, 2017 to $1.8 million for the three months ended September 30, 2018. This decrease in general and administrative expense was primarily due to:

•                  a decrease in commercial development expense of $1.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  This decrease relates to the suspension of our pre-commercialization activities such as brand building, advocacy and consulting as a result of the receipt of the 2017 CRL;

•                  a decrease in professional fees expense of $0.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  This decrease is primarily the result of a reduction in the use of consultants and lower legal and patent-related costs; and

•                  a decrease in stock compensation expense of $0.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  This decrease is primarily the result of the reduction in workforce that was announced in June 2018 as part of our restructuring efforts.

Restructuring costs.  In June 2018, we announced a reduction in our workforce, which resulted in the termination of several employees primarily from our commercial and clinical teams, representing approximately thirty percent of our employees.  This workforce reduction, along with other reductions in planned operating expenses was designed to preserve cash while we pursued formal dispute resolution with the FDA for Twirla and as we determine the regulatory path forward for the resubmission of our NDA for Twirla.  In addition, in June 2018, we also announced that we had adopted a retention plan to provide (i) cash retention payments to be made to all remaining employees in order to induce such employees to remain employed by us through December 31, 2018 and (ii) stock option grants to all remaining employees in order to induce such employees to remain employed by us through December 31, 2019. Restructuring costs of $0.3 million for the three months ended September 30, 2018 represent costs related to the accrual of the retention bonus.  All severance-related costs were accrued as of June 30, 2018.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the three months ended September 30, 2018 and 2017, respectively.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loan and the accrual of the final payment due to Hercules.  Interest expense decreased by $0.2 million, or 42%, from $0.5 million for the three months ended September 30, 2017 to $0.3 million for the three months ended September 30, 2018.  This decrease is primarily the result of a decrease in the principal outstanding under our term loan with Hercules for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

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

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine months ended
	September 30,
	2018	2017	Change
Operating expenses:
Research and development	$7,921	$11,694	$(3,773)
General and administrative	7,173	9,130	(1,957)
Restructuring costs	715	—	715

Total operating expenses	15,809	20,824	(5,015)

Other income (expense)
Interest income	289	187	102
Interest expense	(955)	(1,509)	554
Change in fair value of warrants	29	82	(53)
Total other income (expense), net	(637)	(1,240)	603

Loss before benefit from income taxes	(16,446)	(22,064)	5,618
Benefit from income taxes	477	—	477
Net loss	$(15,969)	$(22,064)	$6,095

Research and development expenses.  Research and development expenses decreased by $3.8 million, or 32%, from $11.7 million for the nine months ended September 30, 2017 to $7.9 million for the nine months ended September 30, 2018. This decrease in research and development expenses was primarily due to the following:

•                  a decrease in clinical development expenses of $2.0 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.  This decrease primarily relates to the completion of the close-out activities associated with our SECURE clinical trial during 2017.  There were no external costs related to the SECURE clinical trial incurred during the nine months ended September 30, 2018;

•                  a decrease in regulatory expenses of $0.7 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.  This decrease primarily relates to reduction of regulatory activity during the nine months ended September 30, 2018 as compared the nine months ended September 30, 2017.  Regulatory expenses for the nine months ended September 30, 2017 included external costs associated with the preparation of our NDA resubmission and response to the FDA’s CRL received by us in February 2013;

•                  a decrease in manufacturing commercialization expenses of $0.5 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.  This decrease reflects reduced activity associated with the scale-up process and the on-going qualification process of the commercial manufacturing equipment primarily as a result of the receipt of the 2017 CRL.  Costs related to the qualification, validation and manufacture of Twirla will be recorded as research and development expenses until we receive approval of our NDA for Twirla; and

•                  a decrease in personnel-related expenses of $0.3 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.  This decrease is primarily the result of the reduction in workforce that was announced in June 2018 as part of our restructuring efforts.

General and administrative expenses.  General and administrative expenses decreased by $1.9 million, or 21%, from $9.1 million for the nine months ended September 30, 2017 to $7.2 million for the nine months ended September 30, 2018. This decrease in general and administrative expense was primarily due to:

•                  a decrease in commercial development expense of $1.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  This decrease relates to the suspension of our pre-commercialization activities such as brand building, advocacy and consulting as a result of the receipt of the 2017 CRL;

•                  a decrease in professional fees expense of $0.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  This decrease is primarily the result of a reduction in the use of consultants and lower legal and patent-related costs; and

•                  an increase in personnel costs of $0.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  This increase relates to the addition of personnel during the second half of 2017 to help prepare for launch of Twirla, if approved.

Restructuring costs.  In June 2018, we announced a reduction in our workforce, which resulted in the termination of several employees primarily from our commercial and clinical teams, representing approximately thirty percent of our employees.  This workforce reduction, along with other reductions in planned operating expenses was designed to preserve cash while we pursued formal dispute resolution with the FDA for Twirla and as we determine the regulatory path forward for the resubmission of our NDA for Twirla.  In addition, in June 2018, we also announced that we had adopted a retention plan to provide (i) cash retention payments to be made to all remaining employees in order to induce such employees to remain employed by us through December 31, 2018 and (ii) stock option grants to all remaining employees in order to induce such employees to remain employed by us through December 31, 2019. Restructuring costs of $0.7 million for the nine months ended September 30, 2018 represent $0.4 million of severance-related costs and $0.3 million of costs related to the accrual of the retention bonus.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the nine months ended September 30, 2018 and 2017, respectively.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loan and the accrual of the final payment due to Hercules.  Interest expense decreased by $0.5 million, or 37%, from $1.5 million for the nine months ended September 30, 2017 to $1.0 million for the nine months ended September 30, 2018.  This decrease is primarily the result of a decrease in the principal outstanding under our term loan with Hercules for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Change in fair value of warrants.  Certain of our warrants to purchase shares of our common stock are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the common stock warrants with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock. During the nine months ended September 30, 2018, we reported income of $29 thousand related to the decrease in the fair value of the warrants as compared to income of $82 thousand for the nine months ended September 30, 2017. The market price of our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrant liability.

Benefit from income taxes.  For the nine months ended September 30, 2018, we received $0.5 million from the sale of New Jersey state Net Operating Loss Carryovers, or NOLs, as part of the Technology and Business Tax Certificate Program, or the Program.  We did not receive any payments under the Program during the nine months ended September 30, 2017.  The Program enables approved biotechnology companies to sell their unused NOLs and unused Research and Development Tax Credits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey.  The New Jersey Economic Development Authority and the New Jersey Department of the Treasury’s Division of Taxation administer the Program.  We intend to use the proceeds from the sale for working capital purposes.  We have reached the maximum lifetime benefit of $15.0 million under the Program and is no longer eligible to participate in the Program.

Liquidity and Capital Resources

At September 30, 2018, we had cash and cash equivalents totaling $16.9 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2018	2017

Net cash used in operating activities	$(13,759)	$(18,750)
Net cash used in investing activities	(318)	(771)
Net cash (used in) provided by financing activities	(4,949)	14,577
Net decrease in cash and cash equivalents	$(19,026)	$(4,944)

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our lead product candidate, Twirla, was being developed. Net cash used in operating activities was $13.8 million for the nine months ended September 30, 2018 and consisted primarily of a net loss of $16.0 million, which was offset by non-cash stock-based compensation expense of $2.8 million, non-cash interest expense of $0.4 million and a decrease in working capital of $1.0 million.  Net cash used in operating activities was $18.8 million for the nine months ended September 30, 2017 and consisted primarily of a net loss of $22.1 million which was offset by non-cash stock-based compensation expense of $2.7 million and non-cash interest expense of $0.5 million. Cash used in operations in 2018 has been offset, in part, by the proceeds received from the sale of New Jersey NOLs under the Program. The decreased clinical development expenses were offset by increased commercial development and commercial manufacturing expenses related to the initialization of pre-commercialization activities for Twirla.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 was $0.3 million and $0.8 million, respectively. Cash used in investing activities for these periods primarily represents the acquisition of equipment to be used in the commercialization of Twirla, if approved.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018 was $4.9 million which primarily represented principal payments under the Hercules Loan Agreement, which began on February 1, 2017.  Net cash provided by financing activities for the nine months ended September 30, 2017 was $14.6 million which primarily represented net proceeds of $18.5 million received from our follow-on offering of common stock offset, in part, by principal payments under the Hercules Loan Agreement of $4.1 million.

Funding Requirements and Other Liquidity Matters

Since 2012 we have sought regulatory approval for Twirla and, in the process, received two complete response letters from the FDA in connection with our NDA for Twirla, which have included requests to conduct additional studies and gather additional information on our manufacturing process for Twirla. In January 2018, in response to the 2017 CRL, we significantly scaled back equipment qualification and validation of our commercial manufacturing process and our other commercial pre-launch activities.  Since then we have engaged with the FDA to seek clarity on a regulatory path for the potential approval of Twirla culminating in a formal dispute resolution request to the FDA.  In October 2018, the FDA’s Office of New Drugs formally denied our appeal and provided a path forward for resubmission of the NDA for Twirla that will require us to conduct a wear study to evaluate whether Twirla demonstrates a generally similar adhesion performance to Xulane, the generic version of the previously marketed Ortho Evra® contraceptive patch, a product the FDA considers to have acceptable adhesion.  If this result is demonstrated, we plan to resubmit our NDA with the results from this wear study along with our other responses to the 2017 CRL.  The FDA has informed us that in connection with the review of the Twirla NDA, the FDA plans to bring the issue of Twirla’s safety and efficacy to an Advisory Committee. We have submitted a request for a Type A meeting and plan to discuss the specifics of the proposed wear study with the FDA at that meeting.  Our plans to seek approval for Twirla are dependent on our planned meeting with the FDA on the parameters of the wear study for Twirla and our ability to reach agreement with the FDA on the scope and size of the study.  We can make no assurances that we can successfully complete the wear study suggested by the FDA or that the results will demonstrate adequate adhesion of Twirla. If we are unable to successfully complete a wear trial of Twirla and Xulane to support the conclusion of adequate Twirla adhesion, the FDA will likely require us to reformulate Twirla and conduct additional clinical or bioequivalence studies before we can resubmit the Twirla NDA.

In addition to the reductions in planned operating expenses we began implementing in January 2018, we reduced our workforce by approximately thirty percent in June 2018 as we pursued formal dispute resolution and a path forward for the resubmission of our NDA for Twirla.  As a result of these planned cost reductions, we believe that our cash and cash equivalents as of September 30, 2018, will be sufficient to meet our projected operating requirements into the second quarter of 2019 which include an estimate of the costs to complete a comparative wear study.  The timing and cost of the Twirla wear study may affect our ability to fund our operations into the second quarter of 2019. We anticipate providing a further business update, which will review our planned resubmission timeline, cash position, and related funding requirements, after we agree with the FDA on the parameters of the wear study for Twirla.  We will require additional capital to fund our operating needs for the remainder of the second quarter of 2019 and beyond including, among other items, preparation for an anticipated Advisory Committee meeting, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates.  We cannot assure you that the FDA will approve Twirla, or that we along with Corium, our third-party manufacturer, will be able to complete validation of our commercial manufacturing successfully and in a timely manner.

Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•                  conduct the wear study of Twirla and Xulane suggested by the FDA;

•                  need to reformulate Twirla if the results of the wear study do not support resubmission of our Twirla NDA and we are required to conduct additional studies;

•                  prepare for and participate in an Advisory Committee review of the safety and efficacy of Twirla;

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

We may also need to raise additional funds sooner if we choose to accelerate components of our commercial plan or we encounter any unforeseen events that affect our current business plan or we may choose to raise additional funds to provide us with additional working capital. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed or on attractive terms or are unable to enter into strategic collaborations, we then may be unable to complete the development of Twirla, and may also be required to further cut operating costs, forgo future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection. Because of the numerous risks and uncertainties associated with the development, including, among other things, manufacturing scale up, FDA review of the NDA for Twirla and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

•                  the costs, timing and outcome of the wear study of Twirla and Xulane suggested by the FDA;

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2018 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan	$6,682	$6,682	$—	$—	$—
Operating lease	441	200	241	—	—
Total	$7,123	$6,882	$241	$—	$—

Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. In August 2015, we renewed this lease with the new term to expire in November 2020.

February 2015 Loan and Security Agreement — Hercules Capital, Inc.

The first tranche of the Hercules Loan Agreement was funded in February 2015. In August 2016, we entered into the First Amendment to Loan and Security Agreement, or the “First Amendment” with Hercules, which amends certain terms of the Hercules Loan Agreement.

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

We had cash and cash equivalents of $16.9 million and $35.9 million at September 30, 2018 and December 31, 2017, respectively consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine months ended September 30, 2018.

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

Risks Related to our Overall Business

We are significantly dependent on the success of our product candidate, Twirla, which depends on regulatory approval. The FDA provided a path forward to resubmit the Twirla NDA, which involves a comparative wear study of Twirla and Xulane. Failure of the wear study to support resubmission of our Twirla NDA, and/or our failure to resubmit the Twirla NDA and to receive regulatory approval of Twirla would have a material adverse effect on our business and would likely require us to reduce or, even discontinue, operations.

None of our product candidates has been approved for sale by any regulatory agency. Any product candidate we develop is subject to extensive regulation by federal, state and local governmental authorities in the U.S., including the FDA. Our success is primarily dependent on our ability to obtain regulatory approval for our most advanced product candidate, Twirla. The approval process in the U.S. is uncertain, can take many years and requires the expenditure of substantial resources, and we are unable to predict the timing of when regulatory approval may be received, if ever, in any jurisdiction. We are not currently pursuing any regulatory approvals for Twirla or any other potential product candidate outside the United States.

We filed a Section 505(b)(2) NDA, for approval of Twirla by the FDA, which is required before marketing a new drug in the United States. Our 505(b)(2) NDA relied in part on clinical trials that we conducted and in part on the FDA’s findings of safety and efficacy from investigations for approved products containing the active ingredients and on published scientific literature for which we have not obtained a right of reference. In connection with the original submission of our NDA in April 2012, the FDA indicated in a Complete Response Letter, or the 2013 CRL, which we received in February 2013, that our NDA was not sufficient for approval as originally submitted. In accordance with the FDA’s advice and comments, we conducted an additional Phase 3 clinical trial, the SECURE clinical trial, which was completed in December 2016. In June 2017, we resubmitted our Twirla NDA.

On December 21, 2017, the FDA issued a second CRL, or the 2017 CRL, indicating that our resubmitted NDA could not be approved in its present form. The 2017 CRL identifies deficiencies relating to quality control adhesion test methods and specifications which are part of the manufacturing process for Twirla. The 2017 CRL also noted that objectionable conditions identified during a pre-approval inspection, or PAI, of a facility of our third-party manufacturer, Corium International Inc., or Corium, for the Twirla NDA must be resolved.  The 2017 CRL further questions the in vivo adhesion properties of Twirla and their potential relationship to the SECURE clinical trial results, stating that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time. The FDA stated that it is unclear whether the trial results, including the higher than expected Pearl Index for a combined hormonal contraceptive, the discontinuation rate, and rates of unscheduled bleeding were a result of the adhesion properties of the product or other factors. The FDA also suggested, if it is determined that the product adhesion concerns are due to the design or formulation of the drug product, that we may need to design a new transdermal system and conduct another clinical trial with the new transdermal system in a U.S. population. The FDA also identified additional pregnancies, many of which were in women who had delays in applying patches, which they argued should be added to the Pearl Index calculation.

The 2017 CRL contains recommendations for developing manufacturing in-process tests for ensuring the quality and in vivo adhesion of the commercial scale product as well as the finished drug specifications and release test method for adhesion. The 2017 CRL also recommends that we assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there was any relationship between the adhesion properties and Twirla efficacy, cycle control, and safety.  Finally, the 2017 CRL recommends that we address the implications of clinical trial subject patch compliance and the high withdrawal and dropout rates for real world use. The 2017 CRL does not identify any specific issues relating to the safety of Twirla. In November 2017 and December 2017, Corium provided the FDA with responses addressing each of the observations made during the FDA’s facility inspection, which included a PAI for Twirla which we do not know whether the FDA will find acceptable.

At our request, the FDA’s Division of Bone, Reproductive and Urologic Products, or DBRUP, had a Type A meeting with us on April 16, 2018 to discuss the 2017 CRL and the regulatory path for approval of Twirla.  In its official minutes, the FDA informed us that, in order to address concerns surrounding in vivo adhesion, we needed to reformulate the transdermal system, conduct a formal in vivo adhesion study with the new formulation, and demonstrate bioequivalence to the data and information in the original formulation.  The FDA also said that it anticipates discussing the safety and efficacy of Twirla at an Advisory Committee meeting to obtain input on whether the benefits of Twirla outweigh the risks.  The FDA also provided guidance on the path forward for addressing the manufacturing quality control test method issues related to Twirla and informed us that whether these issues have been adequately addressed would be subject to review by the FDA when we resubmit our Twirla NDA.

We disagreed with the FDA’s conclusions regarding the in vivo adhesion properties of Twirla and the need for product reformulation, and we submitted a formal dispute resolution request, or FDRR, to the FDA.  In October 2018, the FDA’s Office of New Drugs, or OND, formally denied our appeal and provided a path forward for resubmission of the NDA for Twirla that may not require that we reformulate Twirla or conduct a bioequivalence study between formulations, as previously suggested by DBRUP.  Specifically, OND suggested that we conduct a wear study to evaluate whether Twirla demonstrates a generally similar adhesion performance to Xulane, the generic version of the previously marketed Ortho Evra® contraceptive patch, a product the FDA considers to have acceptable adhesion.  If this result is demonstrated, OND stated that the study would support the conclusion of adequate Twirla adhesion.  OND has recommended that we first meet with DBRUP to gain agreement on the specific design and success criteria of a wear study for Twirla.  The wear study suggested by OND to address adhesion provides a path forward for resubmission of the NDA for Twirla but is not intended to address efficacy.  Rather, if the wear study is successful, Twirla’s safety and efficacy, including the Pearl Index that FDA noted is substantially higher than other previously approved combined hormonal contraceptives, will need to be reviewed by FDA after we resubmit the NDA for Twirla.  This is an issue that the FDA plans to bring to Advisory Committee after the adhesion issue has been resolved.  We have submitted a request for a Type A meeting and plan to discuss the specifics of the proposed wear study with the FDA as soon as possible.  Our plans to seek approval for Twirla are dependent on our planned meeting with the FDA on the parameters of the wear study for Twirla and our ability to reach agreement with the FDA on the scope and size of the study.  We can make no assurances that we can successfully complete the wear study suggested by the FDA or that the results will demonstrate adequate adhesion of Twirla. If we are unable to successfully complete a wear trial of Twirla and Xulane to support the conclusion of adequate Twirla adhesion, the FDA will likely require us to reformulate Twirla and conduct additional clinical or bioequivalence studies before we can resubmit the Twirla NDA.  Even if we do successfully complete the wear study, there is no guarantee that the FDA will find Twirla to have an adequate risk benefit profile or determine that its manufacturing, specifications, and test methods are satisfactory.

Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA.  Upon resubmission, there can be no assurance that we will address the outstanding FDA questions and comments in a manner sufficient for approval in the U.S, as we will not only need to conduct the wear study but we will also need to address the FDA’s other 2017 CRL questions and comments.  If we are unable to sufficiently address the FDA’s questions and comments, it would adversely impact our NDA, and ultimately, approval of Twirla. Even if we resolve the adhesion issue, and the FDA agrees that the wear study of Twirla and Xulane demonstrates adequate Twirla adhesion, the FDA, and an FDA Advisory Committee, may still determine that Twirla’s potential benefits do not outweigh its risks and therefore are not sufficient to support the approval of Twirla.

Moreover, the FDA must determine that Corium’s manufacturing facilities meet certain FDA requirements for product manufacturing, before granting product approval and before we can use them in the commercial manufacture of our products. We cannot assure you that Corium’s responses to the objectionable conditions found during the FDA’s facility inspection will adequately address the issues communicated by the FDA in the 2017 CRL. If Corium is not able to address the objectionable conditions to the FDA’s satisfaction and we cannot find an alternative supplier, the FDA will not approve our future Twirla NDA resubmission. Failure to comply with the statutory and regulatory requirements further subjects the manufacturer and product sponsor to possible legal or regulatory action, such as delay of approval, suspension of manufacturing, seizure of product or voluntary recall of a product, among other regulatory actions.

Failure to receive approval or significant additional delay in obtaining an FDA decision on whether to approve our resubmitted NDA for Twirla would have a material adverse effect on our business and results of operations, including possible termination of Twirla development and restructuring of our organization, which could include reducing, or even terminating, our operations. In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending our ability to address the 2017 CRL and receive approval of Twirla, which reduced our cash outlay. We further reduced expenditures when, in June 2018, we announced a reduction in our workforce representing approximately thirty percent of our employees.  This workforce reduction, along with other reductions in our planned operating expenses, was designed to reduce operating expenses and preserve cash while we pursued formal dispute resolution. We continue to maintain expenditures relating to completing the development and seeking regulatory approval of Twirla, which will now include designing and implementing the comparative wear study of Twirla and Xulane suggested by the FDA. We will require additional funding to complete the commercial validation of the manufacturing process and commercial launch for Twirla.  Our planned timeline for seeking approval of Twirla and our ability to fund our operations through the period of time necessary to receive approval of Twirla, if at all, could be adversely affected based on the outcome of our expected meeting with the FDA on the parameters of the wear study, including primarily the scope, size and cost of the study, any or all of which may require us to seek additional funding. We may not be able to obtain sufficient additional funding or generate sufficient revenue and cash flows to continue our operations at planned levels and be forced to reduce, or even terminate, our operations. Even if Twirla is approved, the labeling approved by the FDA may restrict how and to whom we and our potential partners, if any, may market the product or the manner in which our product may be administered and sold, which could significantly limit the commercial opportunity for Twirla. See, Risks Related to Regulatory Approval and Clinical Trials for Our Product Candidates, Risks Related to Our Financial Position and Need for Capital, and Risks Relating to the Commercialization of Our Product Candidates,” for additional information.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of September 30, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months. In our Annual Report on Form 10-K for the year ended December 31, 2017, our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. As of September 30, 2018, we had cash and cash equivalents of $16.9 million. After the reduction in our workforce, representing approximately thirty percent of our employees, along with other reductions in planned operating expenses, we believe that our cash and cash equivalents as of September 30, 2018, will be sufficient to meet our projected operating requirements into the second quarter of 2019 which include an estimate of the costs to complete a comparative wear study.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Pursuant to the receipt of the 2017 CRL, the formal dispute resolution process with the FDA, the suggestion by the FDA that we conduct a comparative wear study with Twirla and Xulane, the outcome of which cannot be guaranteed, and the subsequent delay in the approval timeline for Twirla and as a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. Our future success depends on our ability to raise additional capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we then may be unable to complete the development of Twirla and may also be required to further cut operating costs, forego future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.

Risks Related to the Regulatory Approval and Clinical Trials for Our Product Candidates

We have not obtained regulatory approval for any of our product candidates in the United States or any other country, and such approval or approvals may never be granted or may be substantially delayed if regulatory authorities require additional time or studies to assess the safety and efficacy of our product candidates.

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

Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In the United States, it is necessary to submit a new drug application, or NDA, to obtain FDA approval. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication, although we may partially rely on published scientific literature or the FDA’s prior approval of similar products. The NDA must also include significant information regarding the chemistry, manufacturing and controls, or CMC, for the product. The FDA may further inspect our manufacturing facilities to ensure that the facilities can manufacture our product candidates and our products, if and when approved, in compliance with the applicable regulatory requirements, as well as inspect our clinical trial sites to ensure that our studies are properly conducted. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. Upon submission, or resubmission, of an NDA, the FDA must make an initial determination that the application is sufficiently complete to accept the submission for filing. We cannot be certain that any submissions we might make will be accepted for filing and review by the FDA, or ultimately be approved.

If the application is not approved, the FDA may require that we conduct additional clinical or preclinical trials, reformulate the product, address issues with our manufacturing process or facilities, or take other actions before it will reconsider our application. If the FDA requires additional studies or data, or if we are unable to successfully complete a comparative wear trial of Twirla and Xulane to support the conclusion of adequate Twirla adhesion and are required to reformulate Twirla before resubmitting the Twirla NDA, or if the FDA, an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval we may never receive marketing approval or we would incur delays in the marketing approval process and increased costs which may require us to expend more resources than we have available. Studies required to demonstrate the safety and efficacy of our product candidates are time consuming, expensive and together take several years or more to complete, and approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions and could lead to additional costs and delays.  In addition, the FDA may not consider any additional information to be complete or sufficient to support approval.

For instance, we have sought regulatory approval for Twirla since 2012 and, in the process, received two complete response letters from the FDA in connection with our NDA for Twirla, which have included requests to conduct additional studies and gather and develop additional information on our manufacturing process, test methods, and specifications for Twirla.  We initially filed an NDA with the FDA for Twirla in April 2012, which included results from two previously conducted Phase 3 clinical trials for Twirla. In response, the FDA issued the 2013 CRL, which identified certain issues, including a request for additional clinical data, quality information and CMC information, which needed to be addressed before approval could be granted.  We gathered the requested information and, in accordance with the FDA’s advice and comments, conducted an additional Phase 3 clinical trial, the SECURE clinical trial, which was completed in December 2016.  Although we met with the FDA in October 2013 to discuss the SECURE trial as requested in the 2013 CRL and received substantial written comments from the FDA in subsequent interactions, we did not seek and did not obtain agreement with the FDA on a special protocol assessment regarding the SECURE clinical trial.  Based on the results of the SECURE clinical trial and additional information relating to the manufacture of Twirla, we resubmitted our NDA in June 2017.  Our NDA resubmission in 2017 was intended to be a complete response to the 2013 CRL.  It included efficacy and safety data from the SECURE clinical trial, the requested manufacturing information, and a summary response to the 2013 CRL.

On December 21, 2017, the FDA issued the 2017 CRL, indicating that our resubmitted NDA could not be approved in its present form. The 2017 CRL identifies deficiencies relating to quality control adhesion test methods and specifications which are part of the manufacturing process for Twirla. The 2017 CRL also noted that objectionable conditions identified during a PAI of our third-party manufacturer, Corium, for the Twirla NDA must be resolved.  The 2017 CRL further questions the in vivo adhesion properties of Twirla and their potential relationship to the SECURE clinical trial results, concluding that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time.  The 2017 CRL contains recommendations for developing manufacturing in-process tests for ensuring the quality and in vivo adhesion of the commercial scale product as well as the finished drug specifications and release test method for adhesion. The 2017 CRL also recommends that we assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on the product performance. Finally, the 2017 CRL recommends that we address the implications of clinical trial subject patch compliance and the high withdrawal and dropout rates. The 2017 CRL does not identify any specific issues relating to the safety of Twirla.  In addition, in November 2017 and December 2017, Corium provided the FDA with responses addressing each of the observations made during the FDA’s facility inspection, which included a PAI for Twirla which we do not know whether the FDA will find acceptable.

At our request, the FDA’s Division of Bone, Reproductive and Urologic Products had a Type A meeting with us on April 16, 2018 to discuss the deficiencies in the Twirla NDA identified in the 2017 CRL and the regulatory path for approval of Twirla.  In its official minutes, the FDA informed us that to address concerns surrounding in vivo adhesion we needed to reformulate the transdermal system, conduct a formal in vivo adhesion study with the new formulation, and demonstrate bioequivalence to the data and information in the original formulation.  The FDA also said it anticipates discussing the safety and efficacy of Twirla at an Advisory Committee meeting to obtain input on whether the benefits outweigh the risks.  The FDA also provided guidance on the path forward for addressing the manufacturing quality control test method issues related to Twirla, and informed us that whether these issues have been adequately addressed would be subject to review by the FDA when we resubmit our Twirla NDA

We disagreed with the FDA’s conclusions regarding the in vivo adhesion properties of Twirla and the need for product reformulation, and we submitted a formal dispute resolution request, or FDRR, to the FDA.  In October 2018, the FDA’s Office of New Drugs, or OND, formally denied our appeal and provided a path forward for resubmission of the NDA for Twirla that may not require that we reformulate Twirla or conduct a bioequivalence study between formulations, as previously suggested by DBRUP.  Specifically, OND suggested that we conduct a wear study to evaluate whether Twirla demonstrates a generally similar adhesion performance to Xulane, the generic version of the previously marketed Ortho Evra® contraceptive patch, a product the FDA considers to have acceptable adhesion.  If this result is demonstrated, OND stated that the study would support the conclusion of adequate Twirla adhesion.  OND has recommended that we first meet with DBRUP to gain agreement on the specific design and success criteria of a wear study for Twirla.  The wear study suggested by OND to address adhesion provides a path forward for resubmission of the NDA for Twirla but is not intended to address efficacy.  Rather, if the wear study is successful, Twirla’s safety and efficacy, including the Pearl Index that OND noted is substantially higher than other previously approved combined hormonal contraceptives, will need to be reviewed by FDA after we resubmit the NDA for Twirla.  This is an issue that the FDA plans to bring to Advisory Committee after the adhesion issue has been resolved.  We have submitted a request for a Type A meeting and plan to discuss the specifics of the proposed wear study with the FDA as soon as possible.  We can make no assurances that we can successfully complete the wear study suggested by the FDA or that the results will demonstrate adequate adhesion of Twirla. If we are unable to successfully complete a wear trial of

Twirla and Xulane to support the conclusion of adequate Twirla adhesion, the FDA will likely require us to reformulate Twirla and conduct additional clinical or bioequivalence studies before we can resubmit the Twirla NDA.  Even if we do successfully complete the wear study, there is no guarantee that the FDA will find Twirla to have an adequate risk benefit profile or determine that its manufacturing, specifications, and test methods are satisfactory.

We anticipate providing a further business update, which will review our planned resubmission timeline, after we agree with the FDA on the parameters of the wear study for Twirla. The timing and outcome of the Twirla wear study will impact the timing of our NDA resubmission.  If we are unable to successfully complete a wear trial of Twirla and Xulane to support the conclusion of adequate Twirla adhesion, the FDA will likely require us to reformulate Twirla and conduct additional clinical or bioequivalence studies before we can resubmit the Twirla NDA.  Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA.  Upon resubmission, there can be no assurance that we will address the outstanding FDA questions in a manner sufficient for approval in the U.S.

Moreover, the FDA must determine that Corium’s manufacturing facilities meet certain FDA requirements for product manufacturing, before granting product approval and before we can use them in the commercial manufacture of our products. We cannot assure you that Corium’s responses to the objectionable conditions found during the FDA’s facility inspection will adequately address the issues communicated by the FDA in the 2017 CRL.   We also expect that the FDA will re-inspect the Corium facilities during its review of our planned resubmission before approval can be granted. The FDA may also determine that our responses to the deficiencies in the 2017 CRL and Corium’s responses to the manufacturing facility inspection objectionable conditions are not sufficient or require product development and additional analyses and/or studies and deny approval of the Twirla NDA on this basis as well. The FDA may also find additional objectionable conditions upon re-inspection of the Corium facility. If the FDA does not approve the Corium facility for the manufacture of Twirla, or if Corium is not able to address the objectionable conditions found by the FDA, the FDA could withhold approval or we may need to find an alternative supplier, which will take time and monetary expenditures, and which we may not be able to do on favorable terms to us or at all.

In connection with our planned resubmission of the Twirla NDA in response to the 2017 CRL, we cannot predict whether regulators will agree with our conclusions regarding the results of the SECURE clinical trial or any clinical trials we have conducted to date or will conduct prior to resubmitting the Twirla NDA, including whether our data are reliable and generalizable, demonstrate adequate  adhesion properties and/or demonstrate adequate safety and efficacy sufficient for approval. For example, based on our analysis of the SECURE clinical trial data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88. If we were to exclude the data on the obese subpopulation, our Pearl Index for non-obese patients was 3.94 with an upper-bound of the 95% confidence interval of 5.35. The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03. In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related deep vein thromboses, or DVTs, or pulmonary embolisms, or PEs, 4 of whom were obese (BMI 30 kg/m2). The October 2018 FDRR decision letter did not reach a decision on efficacy.  Nonetheless, OND did communicate that upon its initial review, our analyses of population differences and study design do not seem to support our conclusions regarding efficacy results from SECURE.  However, ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index. A fuller assessment of the clinical outcomes from the SECURE trial, and specifically the safety and efficacy of Twirla, will need to be conducted by the FDA and a likely Advisory Committee when or if we resubmit our NDA for Twirla.

The FDA indicated in the official minutes of our end of review Type A Meeting and in its October 2018 FDRR decision letter that it anticipates reviewing the safety and efficacy of Twirla during an Advisory Committee meeting to obtain input on whether the benefits outweigh the risks.  The Advisory Committee may recommend non-approval for Twirla or may recommend approval with label restrictions.  Even if the Advisory Committee determines that the benefits of Twirla outweigh its risks and recommends approval, the FDA could still conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population. Accordingly, the FDA may not approve our Twirla NDA. Alternatively, the FDA may determine that for a specific subgroup of patients, Twirla has lower efficacy and presents a higher risk, necessitating labeling restrictions. For instance, the FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories. We also may not obtain approval of Twirla based on these data or any other basis, or if approved, may only receive approval with significant labeling restrictions.

We may be unable to initiate or complete development of Twirla and our other potential product candidates on schedule, if at all. The timing for the completion of the studies for our potential product candidates other than Twirla will require funding beyond our existing cash and cash equivalents. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of Twirla, require us to conduct a comparative wear study between Twirla and Xulane that is significantly larger in scope and size than we are currently planning, or require us to reformulate the product, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our product candidates. Additional delays may result if the FDA, an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In fact, we may never receive approval. Studies required to demonstrate the safety and efficacy of our product candidates are time consuming, expensive and together take several years or more to complete. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

In addition to the factors discussed above, delays in regulatory approvals or rejections of applications for regulatory approval in the United States, Europe, Japan or other markets may result from many other factors, including:

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

•                  Our inability to identify and maintain a sufficient number of clinical trial sites;

•                  Our inability to obtain approval from IRBs to conduct clinical trials at their respective sites;

•                  Our inability to timely obtain from our third-party manufacturer sufficient quantities or quality of the product candidate or other materials required for a clinical trial;

•                  Failure of manufacturers to comply with FDA’s or comparable regulatory authorities’ requirements for the manufacture of products and product candidates;

•                  FDA or comparable regulatory authority determinations that our manufacturing processes, specifications, or tests are not sufficient or acceptable;

•                  FDA or comparable regulatory authority determinations that our clinical trials were not properly conducted or that such conduct did not comply with regulatory requirements;

•                  Our inability to obtain agreement from the FDA on product labeling;

•                  We may have insufficient funds to pay the significant user fees required by the FDA upon the filing of any future NDAs; and

•                  We may have difficulty in maintaining contact with subjects, resulting in incomplete data.

Regulatory authorities outside of the United States, such as in Europe and Japan and in emerging markets, also have requirements for approval of drugs for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. However, the failure to obtain regulatory approval in one jurisdiction could have a negative impact on our ability to obtain approval in a different jurisdiction. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could require additional non-clinical studies or clinical trials, which could be costly and time consuming. Foreign regulatory approval may include all of the risks associated with obtaining FDA approval. For all of these reasons, if we seek foreign regulatory approval for Twirla or any of our other potential product candidates, we may not obtain such approvals on a timely basis, if at all.

The process to develop and obtain regulatory approval for product candidates is long, complex and costly both inside and outside of the United States, and approval is never guaranteed. Even if our product candidates were to successfully obtain approval from regulatory authorities, any such approval might significantly limit the approved indications for use, including more limited patient populations, require that precautions, contraindications or warnings be included on the product labeling, including boxed warnings, require expensive and time-consuming post-approval clinical studies, risk evaluation and mitigation strategies, or REMS, or surveillance as conditions of approval, or, through the product label, the approval may limit the claims that we may make, which may impede the successful commercialization of our product candidates. For example, we believe that Twirla, if approved, will have labeling consistent with other marketed hormonal contraceptive products, which includes class labeling that warns of risks of certain serious conditions, including venous and arterial blood clots, heart attacks, thromboembolism, and stroke, as well as liver tumors, gallbladder disease, and hypertension, and a boxed warning regarding risks of smoking and CHC use, particularly in women over 35 years old who smoke. However, regulatory authorities may require the inclusion of additional statements about adverse events in the labeling, including additional boxed warnings or contraindications, as well as additional labeled limitations, such as limitations on the use of Twirla for women based on BMI or weight. Following any approval for commercial sale of our product candidates, certain changes to the product, such as changes in manufacturing processes and additional labeling claims, as well as new safety information, will be subject to additional FDA notification, or review and approval. Also, regulatory approval for any of our product candidates may be withdrawn. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, or if any approval contains significant limitations, our ability to market to our full target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed. Furthermore, we may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

The FDA has disagreed with our interpretation of clinical results obtained from the SECURE clinical trial, our results do not guarantee support for regulatory approval of our NDA, and, even if the SECURE clinical trial data are deemed to be positive by the FDA, the FDA may disagree with other aspects of the SECURE clinical trial and decline to approve Twirla for the proposed indication.

Even if we believe that the data from the SECURE clinical trial are positive, the FDA could determine that the data from the SECURE clinical trial were negative or inconclusive or could reach a different conclusion than we did on that same data. For instance, following our resubmission of our NDA, the FDA issued the 2017 CRL and raised questions on the in vivo adhesion properties of Twirla and their potential adverse impact on our Phase 3 clinical trial results, concluded that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time, and recommended that we assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on product performance.  The FDA also recommended we address the implications of clinical trial subject patch compliance and the high withdrawal and dropout rates, among other recommendations and deficiencies further described in our Annual Report on Form 10-K, which we filed with the SEC on March 12, 2018. We met with the FDA at a Type A meeting to discuss the deficiencies identified in the 2017 CRL and received the official minutes of that meeting on May 15, 2018.  Among other points, the FDA also indicated in the official minutes and also in its October 2018 FDRR decision letter that, if we are able to demonstrate an adequate Twirla adhesion profile the FDA anticipates reviewing the safety and efficacy of Twirla, including the Pearl Index that the FDA has noted is substantially higher than other previously approved combined hormonal contraceptives, during an Advisory Committee meeting to obtain input on whether the benefits outweigh the risks.  The October 2018 FDRR decision letter did not reach a decision on efficacy.  Nonetheless, OND did communicate that upon its initial review, our analyses of population differences and study design do not seem to support our conclusions regarding efficacy results from SECURE.  As noted above, a fuller assessment of the clinical outcomes from the SECURE trial, and specifically the safety and efficacy of Twirla, will need to be conducted by the FDA and a likely Advisory Committee when or if we resubmit our NDA for Twirla.

Typically, Advisory Committees will provide responses to specific questions asked by the FDA, including the committee’s view on the approvability of the product candidate under review.  Advisory Committee decisions are not binding but an adverse decision at the Advisory Committee may have a negative impact on the regulatory review of Twirla. The Advisory Committee may recommend non-approval for Twirla or may recommend approval with label restrictions.  Even if the Advisory Committee determines that the benefits of Twirla outweigh its risks for either the full study population or a subgroup, and recommends approval, the FDA could still decline to approve the product candidate.  By example, the FDA may not agree with our analysis of the relationship between BMI and efficacy for Twirla and the FDA may interpret our overall data differently than we do and may decline to approve Twirla on this or any other basis.  FDA may conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population.  FDA may, accordingly, not approve Twirla or only approve the product candidate for use in a specific subgroup, such as the non-obese study population.  FDA may also decline to approve Twirla on any other basis.

Negative or inconclusive results of a clinical trial or difference of opinion or negative Advisory Committee outcome could cause the FDA to decline to approve our application or require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results to the satisfaction of the FDA or that the FDA will agree with our interpretation of the results.  Any such determination by the FDA would delay the timing of our commercialization plan for Twirla or prevent its further development, or the further development of our other potential product candidates, and adversely affect our business operations. Additionally, the FDA has the authority to re-inspect SECURE clinical trial sites as part of a review of an NDA, and the FDA may provide review commentary at any time during the resubmission and review process, either of which could delay the review timeline, adversely affect the review process, or even prevent the approval of Twirla, any of which would adversely affect our business.

There is no guarantee that the data obtained from the SECURE clinical trial or any other clinical trial will be supportive of, or guarantee, or result in our successfully obtaining timely FDA approval of Twirla for a commercially viable indication, if at all. We plan to resubmit our NDA for Twirla with the clinical data from the SECURE clinical trial and additional information and analyses responding to the 2017 CRL. When we do resubmit, the FDA could determine that the trial did not meet its objectives, or the FDA could still have concerns about the conduct of the SECURE clinical trial, including regarding discontinuance of subjects from the trial, which was a factor mentioned in the 2017 CRL. While we designed the protocol for the SECURE clinical trial in consultation with the FDA and completed analyses to address the issues raised in the 2013 CRL, and are completing the analyses and other requested items from the 2017 CRL, there is no guarantee that the FDA will deem such steps to be sufficient to address those issues when they are formally reviewed as a part of an NDA resubmission or to demonstrate safety and efficacy to the satisfaction of the FDA.  Moreover, we cannot guarantee that we will resubmit our Twirla NDA for numerous reasons, including if our wear study is unsuccessful, if the study, as a result of its parameters, size, and scope, is more burdensome than we are prepared to conduct, or if we believe we are unable to respond to the issues raised in the 2017 CRL.

The FDA has significant discretion in the review process, and we cannot predict whether the FDA will agree with our conclusions regarding the results of the SECURE clinical trial, including whether our data are reliable and generalizable. For example, the FDA may disagree with our calculations relating to the number of pregnancies occurring on study, or may view the SECURE clinical trial data, and other information and analyses as insufficient to demonstrate a favorable benefit/risk profile for approval for the proposed indication. Ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index.  However, upon any future NDA resubmission, the FDA may find that the Twirla Pearl Index does not support a satisfactory benefit/risk profile to permit product approval.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in or adherence to trial protocols, differences in size and type of the subject populations and the rates of dropout among clinical trial subjects. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for our product candidates. For example, we received the 2013 CRL from the FDA with respect to an NDA previously filed for Twirla, in which the FDA requested, among other items, additional Phase 3 clinical data to support the application. The SECURE clinical trial was designed in consultation with the FDA and is different than the design of our previous clinical trials of Twirla and it is possible that the FDA could conclude that there was significant variability in the safety and efficacy results of these trials. Additionally, while our SECURE clinical trial was designed and implemented in a manner to address the FDA’s comments and guidance, it is possible that the FDA could ultimately conclude that the data, when combined with a wear study, are not supportive of approval because of a lack of adequate adhesion, efficacy, or safety. By example, the 2017 CRL raised FDA questions and comments regarding the results of the SECURE trial, as discussed elsewhere in this quarterly report.  The FDA has indicated in its correspondence with us and its October 2018 FDRR decision letter that it anticipates reviewing the safety and efficacy of Twirla, including the Pearl Index that FDA has noted is substantially higher than other previously approved combined hormonal contraceptives, during an Advisory Committee meeting to obtain input on whether the benefits outweigh the risks.  The Advisory Committee may recommend non-approval for Twirla or may recommend approval with label restrictions.  Even if the Advisory Committee determines that the benefits of Twirla outweigh its risks and recommends approval, the FDA could still conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population, and may decline to approve the Twirla NDA or require us to repeat the trial or conduct additional clinical trials to assess Twirla’s safety and efficacy prior to obtaining approval. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our clinical trials may not be successful.

In addition, in its October 2018 FDRR decision letter, the FDA suggested that we conduct a comparative wear study to evaluate whether Twirla demonstrates a generally similar adhesion performance to Xulane, the generic version of the previously marketed Ortho Evra® contraceptive patch, a product the FDA considers to have acceptable adhesion.  If this result is demonstrated, the FDA stated that the study would support the conclusion of adequate Twirla adhesion.  We have submitted a request for a Type A meeting and plan to discuss the specifics of the proposed wear study with the FDA as soon as possible.  We can make no assurances that we can successfully complete the wear study suggested by the FDA or that the results will demonstrate adequate adhesion of Twirla. If we are unable to successfully complete a wear trial of Twirla and Xulane to support the conclusion of adequate Twirla adhesion, the FDA will likely require us to reformulate Twirla and conduct additional clinical or bioequivalence studies before we can resubmit the Twirla NDA.  Even if we do successfully complete the wear study, there is no guarantee that the FDA will find Twirla to have an adequate risk benefit profile or determine that its manufacturing, specifications, and test methods are satisfactory.

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

If the results of the clinical trials for our current product candidates or clinical trials for any future product candidates do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. For example, in the 2013 CRL that we received from the FDA in connection with the NDA previously filed for Twirla, one of the FDA’s comments was that acceptable evidence of efficacy was not demonstrated, as measured by Pearl Index, or PI. Specifically, in our completed Phase 3 trials, the PI was higher than that seen in registration trials for previously approved hormonal contraceptives.  Most recently, the FDA made this same observation with regard to the SECURE trial in its October 2018 FDRR decision. Experts seem to agree that inconsistent or incorrect use is a major contributor to the increased PI seen in more recent contraceptive trials. The PI values from clinical trials are also affected by additional factors, including differences in study design, increased sensitivity of early pregnancy tests, weight and body mass index, or BMI, of the study population and user experience. For example, consistent with other recent hormonal contraceptive clinical trials, including Ortho Evra® and Quartette®, and the 2015 meta-analysis conducted by the FDA authors on the effect of obesity on the effectiveness of hormonal contraceptives, a relationship between obesity and efficacy was observed among subjects 35 years of age and under in our SECURE clinical trial. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer-term trials, or have failed to obtain regulatory approval of their product candidates. Many compounds that initially showed promise in clinical trials or earlier preclinical studies have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. The FDA may interpret the data from the SECURE clinical trial differently than we do and may decline to approve Twirla on this or any other basis.  By example, the FDA has consistently expressed concern that the Pearl Index from the SECURE trial is higher than that for any previously approved product.

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

•                  The number of subjects required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate. For instance, we experienced a high withdrawal rate in our Phase 3 clinical trials for Twirla, and we experienced slower than anticipated enrollment in our SECURE clinical trial;

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

•                  Clinical study subjects may not follow the study procedures.  For instance, in our SECURE study, FDA identified additional on-treatment pregnancies, many of which occurred in women who had delays in applying the patch;

•                  We may elect or be required to suspend or terminate clinical trials of our product candidates based on a finding that the subjects are being exposed to health risks or due to other reasons;

•                  The cost of clinical trials for our product candidates may be greater than we anticipate;

•                  The supply or quality of our product candidates or other materials, including comparator drugs, necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

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

Furthermore, we plan to rely on a CRO and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including the wear study of Twirla and Xulane suggested by FDA, and while we may have agreements governing their committed activities, we have limited influence over their actual performance. Additionally, the CRO and clinical trial sites may have business, regulatory, personnel or other issues that keep us from satisfactorily completing our clinical trials. Any delays or unanticipated problems during clinical trials, such as additional monitoring of clinical trial sites, slower than anticipated enrollment in our clinical trials or subjects dropping out of or being excluded from participation in our clinical trials at a higher rate than we anticipate, could increase our costs, slow down our product development and approval process and harm our business. For example, we experienced a slower than expected rate of enrollment for our SECURE clinical trial of Twirla, which we began enrolling in the fourth quarter of 2014, and, as a result, we completed the clinical trial in December 2016.

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

If we are required to conduct additional clinical trials or other studies with respect to any of our product candidates beyond those that we contemplated, if we are unable to successfully complete our clinical trials or other studies or if the results of these studies are not positive or are only modestly positive, we may be delayed in obtaining regulatory approval for our product candidates, we may not be able to obtain regulatory approval at all or we may obtain approval for indications that are not as broad as intended. For example, the FDA issued the 2013 CRL in response to our original NDA for Twirla requesting, among other items, an additional Phase 3 clinical study, which has delayed our ability to obtain regulatory approval for that product candidate. Regulatory approval was further delayed when the FDA issued the 2017 CRL in response to the NDA we resubmitted in 2017 and raised questions on the in vivo adhesion properties of Twirla and their potential relationship to our Phase 3 clinical trial results, concluded that we have not established that Twirla has the adhesion properties requisite for safe and effective use at this time, and recommended that we assess the in vivo adhesion properties demonstrated in the SECURE clinical trial and determine whether there is an adverse impact on product performance.  We disagreed with the FDA’s conclusions regarding the in vivo adhesion properties of Twirla and submitted a formal dispute resolution request, or FDRR, to the FDA.  In October 2018, the FDA’s Office of New Drugs, or OND, formally denied our appeal and provided a path forward for resubmission of the NDA for Twirla that may not require that we reformulate Twirla or conduct a bioequivalence study between formulations, as previously suggested by DBRUP.  Specifically, OND suggested that the Company conduct a wear study to evaluate whether Twirla demonstrates a generally similar adhesion performance to Xulane®, the generic version of the previously marketed Ortho Evra® contraceptive patch, a product the FDA considers to have acceptable adhesion.  If this result is demonstrated, OND stated that the study would support the conclusion of adequate Twirla adhesion.  We will meet with the FDA regarding the specific design and success criteria of the wear study, which must be successfully completed before we can resubmit the Twirla NDA.  Even if we do successfully complete the wear study, there is no guarantee that FDA will find Twirla to have an adequate risk benefit profile or determine that its manufacturing, specifications, and test methods are satisfactory.

In addition, The FDA also indicated in the official minutes of our Type A meeting held in April 2018 and in the October 2018 FDRR decision letter that it anticipates reviewing the safety and efficacy of Twirla during an

Advisory Committee meeting to obtain input on whether the benefits outweigh the risks.  The Advisory Committee may recommend non-approval for Twirla or may recommend approval with label restrictions.  Even if the Advisory Committee determines that the benefits of Twirla outweigh its risks and recommends approval, the FDA could still conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population, and may decline to approve the Twirla NDA or require us to repeat the trial or conduct additional clinical trials prior to obtaining approval.

We may also experience delays due to changes in regulatory requirements and guidance, which may require protocol amendments or the conduct of additional studies. These amendments and additional studies, including the wear study of Twirla and Xulane suggested by OND as a path forward for resubmitting the Twirla NDA, may require regulatory submission and IRB approval. The approval and conduct of these studies may delay, limit or preclude regulatory approval for our product candidates. Our product development costs will also increase if we experience delays in testing or approvals and we may not have sufficient funding to complete the testing and approval process for any of our product candidates without needing to raise additional funds, which we may not be able to do on acceptable terms or at all. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products if and when approved. If any of this occurs, our business will be materially harmed.

Our product candidates may have undesirable adverse effects, which may delay or prevent regulatory approval.

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

The Hatch-Waxman Act added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA also requires companies to perform additional clinical trials or measurements to support any deviation from the previously approved product and to support the reliance on the applicable published literature or referenced product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the reference product’s label, including a boxed warning, or may require additional limitations, contraindications, warnings or precautions. We have submitted an NDA for Twirla under Section 505(b)(2) and as such the NDA relied, in part, on the FDA’s previous findings of safety and efficacy from investigations for approved products containing ethinyl estradiol, or EE, and levonorgestrel, or LNG, and published scientific literature for which we have not received a right of reference. We also plan to rely on the 505(b)(2) pathway for our other product candidates. We received the 2013 CRL in response to our initial Section 505(b)(2) NDA for Twirla, as well as the 2017 CRL in response to our NDA resubmission. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval for Twirla, the FDA may require us to perform additional clinical trials or measurements to support approval over and above the clinical trials that we have already completed. By example, FDA has suggested that we complete a wear study of Twirla’s adhesion properties.  In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) NDAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of our product candidates, including Twirla.

Our product candidates may be considered to be combination products by the FDA. If they are, the requirements that we are required to comply with will be more complex.

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

We have incurred losses in each year since our inception in December 1997. Our net loss was $28.3 million, $28.7 million and $30.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our net loss was $3.8 million and $16.0 million for the three and nine months ended September 30, 2018, respectively.  As of September 30, 2018, we had an accumulated deficit of approximately $237.7 million. We believe that our cash and cash equivalents as of September 30, 2018 will be sufficient to meet our operating requirements into the second quarter of 2019 and will not be sufficient to fund our current and planned operations through the 12 months following the date of this quarterly report on Form 10-Q, which raises substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future.

Specialty pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur expenses without corresponding revenues until we are able to obtain regulatory approval and subsequently sell Twirla in significant quantities, which may not happen. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We expect we will need to incur additional expenses as we complete the development of Twirla, including the comparative wear study of Twirla and Xulane suggested by the FDA, respond to the 2017

CRL and seek regulatory approval of Twirla, complete the qualification and validation of our commercial manufacturing process, initiate pre-launch commercial activities, commercially launch Twirla, advance our other potential product candidates and expand our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to fund our operating needs for the remainder of the second quarter of 2019 and beyond, including among other items, preparation for an anticipated Advisory Committee meeting, the resumption and completion of our commercial plan for Twirla, which primarily includes validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. The timing and cost of the Twirla wear study may affect our ability to fund our operations into the second quarter of 2019. Our planned timeline for seeking approval of Twirla and our ability to fund our operations through the period of time necessary to receive approval of Twirla, if at all, could be adversely affected based on the outcome of our expected meeting with the FDA on the parameters of the wear study, including primarily the scope, size and cost of the study, any or all of which may require us to seek additional funding. We may not be able to obtain sufficient additional funding or generate sufficient revenue and cash flows to continue our operations at planned levels and be forced to reduce, or even terminate, our operations. To date, we have financed our operations primarily through sales of common stock, convertible preferred stock and convertible promissory notes and to a lesser extent, through term loans and government grants. Our product candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue.

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

In addition, because of the numerous risks and uncertainties associated with product candidate development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond our current expectations and resources based on the outcome of our meeting with the FDA about the planned wear study with Twirla and Xulane, or if the results of the comparative wear study of Twirla and Xulane do not support resubmission of our Twirla NDA, and we are required by the FDA or other regulatory authorities to reformulate Twirla, and/or to perform studies or conduct additional work to support regulatory approval in addition to those that we currently anticipate. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of these products.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to September 30, 2018, we have cumulative net cash flows used by operating activities of $208.5 million. We will need to obtain large amounts of additional capital to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to develop our other potential product candidates, for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending our ability to address the 2017 CRL and receive approval of Twirla. In June 2018, we announced a reduction in our workforce, which resulted in the termination of approximately thirty percent of our employees.  This workforce reduction, along with other reductions in our planned operating expenses, was designed to reduce operating expenses and preserve cash while we pursued formal dispute resolution, which is now complete. As a result of these planned cost reductions, we believe that our cash and cash equivalents as of September 30, 2018, which were $16.9 million, will be sufficient to meet our projected operating requirements into the second quarter of 2019 which include an estimate of the costs to complete a comparative wear study. The timing and cost of the Twirla wear study may affect our ability to fund our operations into the second quarter of 2019. We will require additional capital to fund operating needs for the remainder of the second quarter of 2019 and beyond, including among other items, preparation for an anticipated Advisory Committee meeting, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. Accordingly, we will be required to obtain further funding through other public or private offerings, debt financing, collaboration or licensing arrangements or other sources.

Our planned timeline for seeking approval of Twirla and our ability to fund our operations through the period of time necessary to receive approval of Twirla, if at all, could be adversely affected based on the outcome of our expected meeting with the FDA on the parameters of the wear study, including primarily the scope, size and cost of the study, any or all of which may require us to seek additional funding. We may not be able to obtain sufficient additional funding or generate sufficient revenue and cash flows to continue our operations at planned levels and be forced to reduce, or even terminate, our operations. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed or on attractive terms, or we are unable to enter into strategic collaborations, we then may be unable to complete the development of Twirla and may also be required to further cut operating costs, delay, reduce or eliminate our research and development programs or future commercialization efforts or even terminate our operations, which may involve seeking bankruptcy protection.. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. For instance, we cannot assure you that the FDA will approve Twirla, that the FDA’s timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process. We have based this estimate on a number of assumptions that may prove to be wrong and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. If we choose to accelerate elements of our commercial plan or we encounter any unforeseen events that affect our business plan, we may choose to raise additional funds to provide us with additional working capital. Our inability to obtain additional funding when we need it could seriously harm our business and we may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

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

We are significantly dependent on the commercial success of Twirla.

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

•                  Limitations or warnings contained in our product’s FDA approved labeling, including safety warnings and precautions and limitations on the use of Twirla for women based on BMI or weight; and

•                  Distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan.

For example, if Twirla is approved by the FDA, prescribers and patients may not be immediately receptive to a transdermal contraceptive system, as opposed to a pill or any other method, and may be slow to adopt it as an accepted treatment for the prevention of pregnancy. In addition, even though we believe Twirla has significant advantages over other treatment options, because no head-to-head trials comparing Twirla to the competing approved patch product have been conducted, the prescribing information approved by the FDA would not contain claims that Twirla is safer or more effective than the currently approved patch product, or other claims that may be necessary for successful marketing of Twirla. Accordingly, absent head-to-head clinical studies, we will not be permitted to promote Twirla, if approved, for any comparative advantages to the currently marketed contraceptive patch. The availability of numerous inexpensive generic forms of contraceptive products may also limit acceptance of Twirla among prescribers, patients and third-party payors. If Twirla does not achieve an adequate level of acceptance among prescribers, patients and third-party payors, we may not generate significant product revenues or become profitable.

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

•                  The approval of a generic equivalent to Evra, Xulane was announced by Mylan Inc. in April 2014. Subsequently, in October 2014, Janssen discontinued distribution of Evra and currently over 99% of patch prescriptions are filled with the generic.

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

The biotechnology and pharmaceutical industries are intensely competitive. We would have significant competition with contraceptive products already in the marketplace, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Any new product that competes with a previously approved product may need to demonstrate compelling advantages in efficacy, convenience, tolerability or safety to be commercially successful. In addition, new products developed by others could emerge as competitors to Twirla, if approved. If we are not able to compete effectively against our current and future competitors, our business will not grow, and our financial condition and operations will suffer.

Our potential competitors include large, well-established pharmaceutical companies, and specialty pharmaceutical sales and marketing companies. These companies include Merck & Co., Inc., or Merck, which markets Nuvaring®, TherapeuticsMD, which has licensed and will market Annovera®, a recently approved contraceptive ring, Allergan, Inc., or Allergan, which markets several branded and generic contraceptives including Minastrin® 24, LoLoestrin®, and Taytulla®, Bayer AG, or Bayer, which markets Beyaz®, Yaz®, Yasmin®, and Natazia®, and Mylan N.V., which markets Xulane®, a generic version of Ortho Evra. Additionally, several generic manufacturers currently market and continue to introduce new generic contraceptives, including Sandoz

International GmbH, Glenmark Pharmaceuticals Ltd., Lupin Pharmaceuticals, Inc., and Amneal Pharmaceuticals, Inc.

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

Existing and future legislation may increase the difficulty and cost for us to obtain marketing approval of and to commercialize Twirla and our other potential product candidates and may affect the prices we may obtain.

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

Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, will be required to label drug product with a product identifier and are required to keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers is required to be done electronically. Manufacturers must also verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this legislation, manufactures have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

Corium is a biopharmaceutical company that focuses on the development, manufacture, and commercialization of specialty transdermal products.  In addition to partnering with other companies to manufacture transdermal products, Corium also engages in the research and development of its own proprietary transdermal drug delivery products. We rely on Corium, our third-party manufacturer, to produce clinical supplies of Twirla and our other potential product candidates, and we plan to continue relying on them for commercial supplies and samples of our product candidates, if approved. We do not own or operate, and have no plans to establish, any manufacturing facilities for our product candidates. We lack the resources and the capabilities to manufacture Twirla or any of our product candidates on a clinical or commercial scale.

As a third-party manufacturer, Corium’s business operations are completely beyond our control and we have no influence over whether Corium is acquired, merges with another company, changes its management or its business operations, or discontinues them entirely.  For example, on October 11, 2018, Corium announced that it has entered into a definitive merger agreement under which Gurnet Holding Company, or GHC, will acquire Corium.  Following completion of the transaction, Corium will become a private company, wholly owned by GHC.  Corium announced that it plans to continue its operations in Grand Rapids, Michigan, where Twirla is expected to be commercially manufactured, if approved, and where clinical Twirla supply is manufactured.  While we currently have no indication that the merger will impact the manufacture of Twirla, we cannot guarantee that the merger will not disrupt the manufacture of Twirla, that contract manufacturing will remain part of Corium’s business model, or that as a result of the merger, there will not be other unforeseen changes that could materially affect the manufacture of Twirla.

Furthermore, we do not control the manufacturing process of Twirla, and are completely dependent on Corium for compliance with the FDA’s manufacturing regulatory requirements for manufacture of Twirla, our other potential product candidates and our products, if and when approved. If Corium or other contract manufacturers that we may use cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. The facilities used by Corium to manufacture our product candidates must be approved by the FDA pursuant to inspections that are conducted in connection with the FDA’s review of our NDA for Twirla. On December 21, 2017, the FDA issued the 2017 CRL, indicating that our resubmitted NDA for Twirla could not be approved in its present form. The 2017 CRL identifies deficiencies relating to quality control adhesion test methods and specifications which are part of the manufacturing process for Twirla. The 2017 CRL also noted that observations identified during a PAI for the Twirla NDA of Corium’s facility must be resolved. In November 2017 and December 2017, Corium provided the FDA with responses to each of the observations made during the FDA’s facility inspection, which included a PAI for Twirla which we do not know whether the FDA will find acceptable.

In addition, while Corium has provided the FDA with responses to each of the observations made during the FDA’s facility inspection, the sufficiency of these responses, as well as our responses concerning the quality control adhesion test methods and specifications, will be evaluated by the FDA after we resubmit the NDA for Twirla.   We expect that the FDA will re-inspect our manufacturing partner’s facilities during its review of our planned resubmission before approval can be granted. The FDA may determine that our responses to the manufacturing deficiencies in the 2017 CRL and Corium’s responses to the past or future manufacturing facility inspection objectionable conditions are not sufficient or require product development and additional analyses and/or studies and deny approval of the Twirla NDA on this basis as well. For example, the FDA could determine that we and Corium have not established comparability between the manufacturing process used in producing the clinical supplies for our SECURE clinical trial and the manufacturing process Corium plans to use to produce commercial supplies of Twirla, if approved, or that we or Corium have not adequately addressed the FDA’s 2017 CRL and PAI comments and findings, which in turn could require us and Corium to perform additional work, incur significant costs and delay the timeline for the resubmission of our NDA. The FDA may also find additional objectionable conditions upon re-inspection of the Corium facility. If the FDA does not approve the Corium facility for the manufacture of Twirla, or if Corium is not able to address the objectionable conditions found by the FDA during past or future inspections, the FDA may deny approval of Twirla or we may need to find an alternative supplier, which will take time and monetary expenditures, and which we may not be able to do on favorable terms to us or at all.

In the official minutes of the Type A meeting we had with the FDA in April 2018, the FDA also provided guidance on the path forward for addressing the manufacturing quality control test method issues related to Twirla and informed us that whether these issues have been adequately addressed would be subject to review by the FDA when we resubmit our Twirla NDA.  There can be no assurance we or Corium will address the outstanding FDA questions in a manner sufficient for approval in the United States.

In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities that would also require FDA approval, and which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Moreover, if our contract manufacturer cannot successfully manufacture materials that conform to our specifications and the strict regulatory requirements of the FDA, we may be subject to other regulatory enforcement action such as adverse inspectional findings, Warning Letters, Untitled Letters, recall requests, withdrawal of product or investigational approvals, clinical holds or termination of clinical trials, refusals to approve pending applications, disgorgement, restitution, exclusion from federal healthcare programs product seizures and detention, consent decrees, corporate integrity agreements, criminal and civil penalties, including imprisonment, refusal to permit import or export of the product and injunction against or restriction of manufacture or distribution. If our contract manufacturer experiences issues in its manufacturing process or is unable to produce clinical supplies in adequate quantity and quality, our clinical trials, including our comparative wear study, could be delayed, or the results of the comparative wear study could be negatively affected, or our ability to receive regulatory approval of our product candidates could be negatively affected. Additionally, if there are changes to the manufacturing process for Twirla or to our formulation for Twirla that require a change in the manufacturing process, we could experience significant additional cost and our ability to receive regulatory approval could be delayed.

The machinery and process to produce the commercial supply of Twirla must be qualified and validated, which is time-consuming and expensive, and this machinery is located within one manufacturing site and is customized to the particular manufacturing specifications of Twirla. If Corium is unable to qualify and validate this equipment and the processes in a timely manner and successfully produce validation batches, our ability to launch and commercialize Twirla, if approved, will be compromised and we could require additional capital to complete the validation process. If this customized equipment malfunctions at any time during the production process, the time it may take Corium to secure replacement parts, to undertake repairs and to revalidate the equipment and process could limit our ability to meet the commercial demand for Twirla. Similar manufacturing conditions may also apply to our other product candidates. This may increase the risk that the third-party manufacturer may not manufacture Twirla in accordance with the applicable regulatory requirements, that we may not have sufficient quantities of Twirla or our potential product candidates or that we may not have such quantities at an acceptable cost, any of which could delay, prevent, or impair the commercialization of Twirla, if approved, and the development of our other potential product candidates.

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

Because we outsource all of our manufacturing processes, there is no guarantee that there will be sufficient supplies to fulfill our requirements or that we may obtain such supplies on acceptable terms. Although Corium intends to enter into agreements with critical manufacturers, component fabricators and secondary service providers to secure commercial supply of Twirla, not all of such suppliers and service providers will be under contract. Any delays in obtaining adequate supplies of our product candidates could limit our ability to meet clinical and commercial demand for Twirla.

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

We, through our manufacturing partner Corium, rely on a number of third parties for the supply of active ingredients, other raw materials and laboratory services for the supply of our product candidates and, assuming FDA approval, commercialization of Twirla. Our ability to develop our product candidates depends, in part, on Corium’s ability to successfully obtain the active pharmaceutical ingredients used in our product candidates, in accordance with regulatory requirements and in sufficient quantities for clinical testing and later commercialization. If Corium fails to develop and maintain supply relationships with these third parties, we may be unable to continue to develop our product candidates or commercialize any approved products in the future. Moreover, these third parties will be subject to FDA inspection.  If these third parties do not comply with the FDA’s regulatory requirements, we may not be able to receive or maintain approval for Twirla or any of our other product candidates, and we may be subject to other regulatory enforcement action such as adverse inspectional findings, Warning Letters, Untitled Letters, recall requests, withdrawal of investigational approvals, clinical holds, or termination of clinical trials, refusals to approve pending applications, disgorgement, restitution, exclusion from federal healthcare programs, product seizures and detention, consent decrees, corporate integrity agreements, criminal and civil penalties, including imprisonment, refusal to permit import or export of the product and injunction against or restriction of manufacture or distribution.

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

Corium’s facilities used for the manufacture of our product candidates must be maintained in a manner compliant with the FDA’s manufacturing requirements, including obtaining favorable inspection reports. We do not control the manufacturing process and are dependent on Corium for compliance with the FDA’s requirements for manufacture of Twirla and our other potential product candidates. If Corium cannot successfully manufacture material components and finished products that conform to our specifications and the FDA’s strict regulatory requirements, they and we may be subject to regulatory action, including adverse inspectional findings, Warning Letters, Untitled Letters, product recall requests, withdrawal of product or investigational approvals, non-approval of marketing applications, clinical holds or termination of clinical trials, disgorgement, restitution, exclusion from federal healthcare programs, detentions or seizures, refusal to allow the import or export of a product, injunction against or restriction of manufacture or distribution, consent decrees, corporate integrity agreements, criminal and civil penalties, including imprisonment, and Corium may not be able to maintain FDA approval for its manufacturing facilities or acceptance of its manufacturing data in regulatory filings. For example, the 2017 CRL identifies deficiencies relating to quality control adhesion test methods and specifications which are part of the manufacturing process for Twirla and also noted that objectionable conditions identified during an inspection of Corium must be resolved, among other deficiencies further discussed in our Annual Report on Form 10-K, which we filed with the SEC on March 12, 2018. If Corium’s facilities cannot maintain compliance with FDA requirements, we may need to find and successfully qualify alternative manufacturing facilities, which could result in supply interruptions of Twirla and our other potential product candidates and substantial additional costs as a result of such delays, including costs with respect to finding alternative manufacturing facilities, and lost revenues. There is further no guarantee that the FDA would approve these alternative facilities.

We rely on third parties to conduct aspects of our clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with applicable regulatory requirements, we may be delayed in obtaining or ultimately not be able to obtain marketing approval for our product candidates.

We currently rely and plan to continue to rely on CROs and clinical trial sites for most aspects of our clinical trials, such as trial conduct, data management, statistical analysis and electronic compilation of our NDA. We have entered into an agreement with a CRO to conduct the planned comparative wear study of Twirla and Xulane.  We may enter into agreements with additional CROs and clinical trial sites to obtain additional resources and expertise in an attempt to accelerate our progress with regard to new or ongoing clinical and preclinical programs. Entering into relationships with CROs and clinical trial sites involves substantial cost and requires extensive management time and focus. In addition, typically there is a transition period between engagement of a CRO and clinical trial sites and the time the CRO and sites commences work. As a result, delays may occur, which may materially impact our ability to meet our desired clinical development timelines and ultimately have a material adverse impact on our operating results, financial condition or future prospects.

As CROs and clinical investigators are not our employees, we cannot control whether or not they devote sufficient time and resources to our clinical trials for which they are engaged to perform, and whether they comply with the applicable regulatory requirements, known as Current Good Clinical Practices, or cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our product candidates in clinical development, which include requirements related to the conduct of the study, subject informed consent, and IRB approval. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. Although we may rely on third parties for the execution of our trials, we are nevertheless responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on CROs and clinical trial sites does not relieve us of our regulatory responsibilities. If we, any of our CROs, or clinical trial sites fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, European Medicines Agency or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications, in addition to the SECURE clinical trial and wear study. We cannot assure you that, upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product candidate materials produced in compliance with the FDA’s manufacturing regulations. Our failure to comply with these regulations may require us to discontinue or repeat clinical trials, which would delay the regulatory approval process. If the CROs or clinical trial sites we engage do not successfully carry out their contractual duties or obligations, conduct the clinical trials in accordance with all regulatory requirements and the applicable protocols, or meet expected deadlines, or if they need to be replaced, or the quality or accuracy of the data they provide is compromised due to the failure to adhere to regulatory requirements or for other reasons, then our development programs may be extended, delayed or terminated, or we may not be able to obtain marketing approval for or successfully commercialize our product candidates. Failure to comply with clinical trial regulatory requirements may further subject us to regulatory action, including Warning Letters, Untitled Letters, adverse inspectional findings, clinical holds or termination of clinical trials, non-approval of marketing applications, criminal and civil penalties, including imprisonment, injunction against manufacture or distribution and debarment. As a result, our financial results and the commercial prospects for our product candidates would be harmed and our costs would increase.

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

Even if we obtain U.S. regulatory approval of Twirla or other potential product candidates, the FDA may still impose significant restrictions on their indicated uses, including more limited patient populations, require that precautions, contraindications, or warnings be included on the product labeling, including boxed warnings, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Claims that we may make may also be restricted through our approved labeling. For example, based on the SECURE clinical trial data, the Pearl Index for the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper-bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the Pearl Index was 6.42 with an upper-bound of the 95% confidence interval of 8.88. The highest Pearl Index for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper-bound of the 95% confidence interval was 5.03. In the combined safety database for our three Agile Phase 3 trials (n>3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI 30 kg/m2). The October 2018 FDRR decision letter did not reach a decision on efficacy.  Nonetheless, OND did communicate that upon its initial review, our analyses of population differences and study design do not seem to support our conclusions regarding efficacy results from SECURE.  However, ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index. A fuller assessment of the clinical outcomes from the SECURE trial, and specifically the safety and efficacy of Twirla, will need to be conducted by the FDA and a likely Advisory Committee when or if we resubmit our NDA for Twirla.

The FDA indicated in the official minutes of our April 2018 end of review Type A Meeting and in the October 2018 FDRR decision letter that it anticipates reviewing the safety and efficacy of Twirla, including the Pearl Index that the FDA noted is substantially higher than other previously approved combined hormonal contraceptives, during an Advisory Committee meeting to obtain input on whether the benefits outweigh the risks.  The Advisory Committee may recommend non-approval for Twirla or may recommend approval with label restrictions.  Even if the Advisory Committee determines that the benefits of Twirla outweigh its risks and recommends approval, the FDA could still conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population. As such, we may not obtain approval of Twirla based on these data or any other basis. Even if we receive approval of Twirla, the FDA may determine that for a specific subgroup of patients, Twirla has lower efficacy and presents a higher risk, necessitating labeling restrictions. For instance, the FDA may require labeling restrictions on the use of Twirla for patients in certain BMI categories or otherwise require labeling limitations or warnings for such subpopulation, which could limit the commercial potential of the product, if approved. The FDA may further require us to include other information and/or data in the label for Twirla that may make it more difficult for us to successfully commercialize the product, if approved. For instance, the FDA may require us to include the Pearl Index results from the previously conducted Phase 3 trials, which were higher than the SECURE clinical trial’s overall and certain sub-group Pearl Index results. We will discuss specific labeling requirements with the FDA in the future.

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

In addition, if Twirla and our other potential product candidates are approved, our product labeling, advertising and promotional materials would be subject to regulatory requirements and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, a practice known as off-label promotion. If we receive marketing approval for Twirla or our other potential product candidates, physicians may nevertheless prescribe the products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed. For example, we believe that Twirla, if approved, will have labeling consistent with other marketed hormonal contraceptive products, which include class labeling that warns of risks of certain serious conditions, including venous and arterial blood clots, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease, and hypertension, and a boxed warning regarding risks of smoking and CHC use, particularly in women over 35 years old that smoke. However, regulatory authorities may require the inclusion of additional statements about adverse events in the label, including additional boxed warnings or contraindications, as well as additional labeled limitations, such as limitations on the use of Twirla for women based on BMI or weight.

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

Risks Related to the Development of Our Additional Potential Product Candidates

If we fail to develop and commercialize Twirla and our current pipeline of additional potential product candidates, our prospects for future growth and our ability to reach or sustain profitability may be limited or never achieved.

A key element of our long-term strategy is to develop, obtain regulatory approval for and commercialize our portfolio of potential product candidates in addition to Twirla. To do so, we plan to utilize our proprietary transdermal delivery technology, Skinfusion®, to develop additional potential product candidates. We may not be successful in our efforts to develop our portfolio of additional potential product candidates, and any product candidates we do develop may not produce commercially viable products that safely and effectively treat their indicated conditions. To date, our efforts have identified three additional potential product candidates in addition to Twirla, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle, AG200-SP, which is a regimen designed to provide shorter, lighter periods, and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen. AG200-SP and AG200-ER are intended to be Twirla line extensions that would expand the use of Twirla beyond its initial approved use. In July 2016, we began preparations for an initial Phase 2 clinical trial examining the use of AG200-SP along with a smaller lower dose combination ethinyl estradiol/levonorgestrel patch (SmP) in the fourth week of the woman’s cycle. We have decided to postpone the trial and will continue to evaluate the timing for initiating dosing of subjects for this Phase 2 clinical trial, which is dependent on financial and other capital resources. Our planned Phase 2 clinical trial of AG200-SP (SmP) is only the initial clinical trial in this program and AG200-SP (SmP) will require additional clinical trials to establish the safety and efficacy of this product candidate. The other potential product candidates in our pipeline will require additional product development efforts to optimize patch formulations and dosing. In addition, we will need to conduct additional clinical trials to establish the safety and efficacy of these potential product candidates, which will require additional capital. We would be unable to develop these potential product candidates, in particular AG200-SP and AG200-ER, if we are unable to get Twirla approved.  Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla, which will now include designing and implementing the comparative wear study of Twirla and Xulane suggested by the FDA. We will require additional capital to resume and complete the commercialization plan for Twirla, if approved, and to advance the development of our other potential product candidates.

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

As of September 30, 2018, we had a total of 13 full-time employees after a reduction in our workforce, which resulted in the elimination of the positions of several employees primarily from our commercial and clinical teams, representing approximately thirty percent of our employees. We use third-party consultants to assist with our current, limited sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, commercial, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel.  We are highly dependent on our management, scientific and medical personnel. In order to induce valuable employees to remain with us, we have provided these employees with stock options that vest over time. In June 2018, we announced a reduction in our workforce, which resulted in the termination of approximately thirty percent of our employees.  On June 20, 2018, after the reduction in workforce, we adopted a retention plan that provides all of our remaining employees (i) future cash retention payments to induce such employees to remain employed by us through December 31, 2018 and (ii) stock option grants that vest over time in four equal installments to induce such employees to remain employed by us through December 31, 2019.  The value to employees of stock options that vest over time is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies.

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

Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180-calendar day grace period, or until December 31, 2018, to regain compliance by meeting the continued listing standard. The continued listing standard will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period.

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

Prior to our initial public offering, you could not buy or sell our common stock publicly. The trading price of our common stock is highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report, these factors include:

•                  Our ability to successfully complete the comparative wear trial of Twirla and Xulane suggested by the FDA and obtain results that support resubmission our Twirla NDA;

•                  Any delay in filing our response to the 2017 CRL received from the FDA with respect to Twirla and any adverse development or perceived adverse development with respect to the FDA’s review of our response;

•                  Our failure to receive approval of Twirla;

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

As of November 1, 2018, we had 34,377,329 shares of common stock outstanding. Of these shares, 33,953,593 shares of common stock are freely tradeable, without restriction, in the public market. Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock.

In addition, the 5,835,455 shares subject to outstanding options and restricted stock units under our stock option plans and the 1,988,069 shares reserved for future issuance under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

As of September 30, 2018, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 40.3% of our outstanding voting stock.

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

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.

*   The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2018	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2018

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)