Form 10-K
period 2018-12-31
AGILE THERAPEUTICS INC
filed 2019-03-12
CIK 1261249

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-36464

Agile Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2936302 (I.R.S. Employer Identification No.)
101 Poor Farm Road Princeton, New Jersey 08540 (Address including zip code of principal executive offices)
(609) 683-1880 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered:
Common stock, par value $0.0001 per share	The Nasdaq Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2018 was approximately $16.8 million.

          As of March 11, 2019, there were 43,214,383 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2019 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the registrant's fiscal year ended December 31, 2018, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Agile Therapeutics, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2018

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

        Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

  •
  our available cash and our ability to obtain additional funding to fund our business plan without delay and to continue as a going concern;

  •
  our ability to adequately and timely respond to the deficiencies in the second Twirla complete response letter, or 2017 CRL, issued by the U.S. Food and Drug Administration, or FDA, on December 21, 2017;

  •
  the potential that the FDA determines that our data do not support resubmission or approval of the Twirla new drug application, or NDA, and requires us to conduct additional studies or reformulate Twirla to address the concerns raised in the 2017 CRL;

  •
  our ability to resubmit the Twirla NDA and obtain and maintain regulatory approval of our product candidates, and the labeling under any approval we may obtain;

  •
  our ability to obtain a favorable Advisory Committee vote in the likely event the FDA requires an Advisory Committee to review the benefit and risk profile of Twirla;

  •
  the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

  •
  our third-party manufacturer, Corium International, Inc.'s, or Corium, inability to complete any work or provide any data and other information necessary to support the resubmission and approval of our Twirla NDA;

  •
  our ability along with Corium to complete successfully the scale-up of the commercial manufacturing process for Twirla, including the qualification and validation of equipment related to the expansion of Corium's manufacturing facility and to pass a FDA pre-approval inspection;

  •
  the performance and financial condition of Corium or any of the suppliers to our third-party manufacturer;

  •
  the success and timing of our clinical trials or other studies;

  •
  our ability to retain key employees;

  •
  regulatory and legislative developments in the United States and foreign countries, which could include, among other things, a government shutdown;

  •
  our plans to commercialize Twirla and develop our other potential product candidates;

  •
  the size and growth of the potential markets for our product candidates and our ability to serve those markets;

  •
  the rate and degree of market acceptance of any of our product candidates;

  •
  our ability to obtain and maintain intellectual property protection for our product candidates;

  •
  the successful development of our sales and marketing capabilities;

  •
  our inability to timely obtain from our third-party manufacturer, Corium, sufficient quantities or quality of our product candidates or other materials required for a clinical trial or other tests and studies; and

  •
  our ability to successfully implement our strategy.

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

Item 1.    Business

Overview

        We are a forward-thinking women's healthcare company dedicated to fulfilling the unmet health needs of today's women. Twirla® and our other current potential product candidates are designed to provide women with contraceptive options that offer greater convenience and facilitate compliance. Our lead product candidate, Twirla, also known as AG200-15, is a once-weekly prescription combination hormonal contraceptive patch that is at the end of Phase 3 clinical development. We plan to resubmit our new drug application, or NDA, for Twirla to the U.S. Food and Drug Administration, or FDA, and seek FDA approval of the NDA in 2019.

Twirla and the Contraceptive Market

        Our short-term goal is to establish a market-leading franchise in the multi-billion-dollar U.S. hormonal contraceptive market built on the planned initial approval of Twirla in the U.S. Over half of those sales were generated by branded products. Contraceptive methods, other than sterilization, can be divided into non-hormonal and hormonal alternatives. Non-hormonal contraceptive products available in the United States include the diaphragm, male condom and female condom. There are several methods of hormonal contraception available in the United States, including oral contraceptives, vaginal rings, intrauterine contraceptive devices, or IUDs, subcutaneous implants, injectables and a transdermal patch that is available in branded and generic versions. Over the years, the doses of ethinyl estradiol, or EE, most commonly included in combined hormonal contraceptives, or CHCs, have steadily decreased to 35 micrograms per day or below, due to associated safety risks of higher EE doses. Currently, there is only one other contraceptive patch available in the United States, and it delivers EE at a level that is 60% higher than that delivered with low-dose oral contraceptives containing 35 micrograms of EE. As a result, the currently approved patch carries a boxed warning describing safety risks associated with this higher level of EE. Before these issues were identified with the first marketed patch, it achieved rapid market uptake and quickly captured approximately 10% of the CHC market. Twirla is designed to address the limitations associated with the dose and physical characteristics of the currently approved contraceptive patch. We have developed a proprietary transdermal patch technology, called Skinfusion®, which is designed to provide advantages over the currently available patch and is intended to optimize patch adhesion with patient wearability. We believe there is an unmet market need for a low-dose contraceptive patch that is designed to address the limitations of the existing patch, while increasing patient convenience and compliance in a non-invasive fashion.

        Twirla is a CHC patch that contains the active ingredients EE, which is a synthetic estrogen, and levonorgestrel, or LNG, which is a type of progestin, a synthetic steroid hormone, both of which have an established history of efficacy and safety in currently marketed combination low-dose, oral contraceptives. Twirla delivers approximately 30 micrograms of EE per day, a dose of EE consistent with low-dose oral contraceptives. The daily delivery of EE from Twirla is lower than the levels of EE delivered by the currently approved patch products, as reported in that patch's label. Twirla is designed using our proprietary Skinfusion technology to deliver both hormones over a seven-day period at levels comparable to currently marketed low-dose oral contraceptives. By delivering these active ingredients over seven days, in a comfortable, convenient and easy-to-use weekly patch, Twirla is designed to promote ease of use and enhanced patient compliance. The patch is applied once-weekly for three weeks, followed by a week without a patch. If approved, Twirla will be packaged with three individually-wrapped patches per carton to provide for one 28-day cycle of therapy.

        Twirla is round and made of a soft, flexible fabric, designed to flex with the movement of a woman's body. Twirla is a matrix patch consisting of several layers of material which contain the active ingredients EE and LNG, inactive ingredients to assist in transport of EE and LNG across the skin, and adhesives that allow adherence to the skin. There is a barrier formed between the inner portion of the patch, which contains the active ingredients, and the outer portion of the patch, which only contains the adhesive. This barrier is intended to prevent the active and inactive ingredients from migrating to the peripheral portion of the patch, and from breaking down the adhesive in that portion of the patch. Twirla is also designed to help prevent seepage of the adhesives from around the edges of the patch where it could collect dirt and leave a sticky black ring on the skin. The six layers of the patch are integrated to create a patch which has a slim profile, less than one millimeter, and is designed to be unobtrusive when applied.

Twirla Clinical Development Program and Regulatory History

        We have conducted a comprehensive clinical program, with completed Phase 1, Phase 2, and Phase 3 trials enrolling over 4,100 women, over 3,500 of whom received Twirla. Most recently, in December 2016, we completed a Phase 3 trial, the SECURE clinical trial, in which we enrolled over 2,000 women for up to one year of treatment. In the Phase 1 and Phase 2 clinical trials, we demonstrated that Twirla delivers levels of both EE and LNG to the blood stream that are consistent with those delivered by current low-dose oral contraceptives. Prior to the SECURE clinical trial, we completed two Phase 3 clinical trials that enrolled over 1,900 women in the aggregate for up to 12 months, and we demonstrated that Twirla generally had comparable efficacy and tolerability to an approved low-dose oral contraceptive. However, these studies were not designed as non-inferiority studies and, as such, the comparative conclusions that may be drawn from these studies are limited. In the SECURE clinical trial, we observed positive evidence of efficacy for Twirla based on use for up to one year. In our completed Phase 3 trials to date, over 1,000 women have received Twirla for 12 months. Across all completed clinical trials, Twirla was generally well tolerated and had a favorable safety profile.

        In our Phase 3 trials, the primary measure of efficacy is the Pearl Index, or PI, which is a measure of the rate of unintended pregnancies experienced by women in the study. Specifically, the PI is expressed as the number of pregnancies per 100 woman-years of use. In the SECURE clinical trial, the overall intent to treat population of subjects 35 years of age and under was 4.80 with an upper bound of the 95% confidence interval of 6.06, but in the obese subpopulation of subjects 35 years of age and under, the PI was 6.42 with an upper bound of the 95% confidence interval of 8.88. If we were to exclude the data on the obese subpopulation, our PI for non-obese patients was 3.94 with an upper bound of the 95% confidence interval of 5.35. The highest bound PI for a hormonal contraceptive product approved by the FDA to date was 3.19 and the highest upper bound of the 95% confidence interval was 5.03. The FDA has indicated that it anticipates reviewing the safety and efficacy of Twirla during an Advisory Committee meeting to obtain input on whether the benefits of Twirla outweigh the risks, which would include a consideration of the PI for Twirla.

        We have had a long and complicated history seeking regulatory approval for Twirla in the U.S., which has included the submission of our NDA for Twirla twice (first in 2012 and again in 2017), the issuance of two complete response letters, or CRLs, from the FDA in 2013 and 2017, and the need to pursue formal dispute resolution with the FDA after the 2017 CRL. We expect to face significant challenges as we continue to pursue regulatory approval for Twirla, including a likely Advisory Committee review of the safety and efficacy of Twirla, including a discussion regarding the Pearl Index from our SECURE Phase 3 clinical trial that the FDA noted is substantially higher than other previously approved CHCs, and a likely pre-approval inspection of our third party manufacturer's facility, which must be successfully completed prior to approval.

        We plan to resubmit our Twirla NDA responding to the 2017 CRL in the second quarter of 2019. Our planned resubmission is intended to be a complete response to the 2017 CRL and will include the results from the comparative wear study, additional information on our manufacturing process, and other analyses responding to the 2017 CRL. Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA. Following the resubmission, we anticipate that FDA will likely re-inspect our contract manufacturer, Corium, and hold an Advisory Committee meeting to review of the safety and efficacy of Twirla.

Manufacturing and Commercialization Strategy for Twirla

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

        In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, which resulted in the halting of all substantive activities at Corium, including running of our equipment. Accordingly, we do not expect commercial pre-launch and manufacturing validation activities to resume until we are able to address the 2017 CRL and receive approval of Twirla. If Twirla is approved, we would need to recommence scale-up activities, which would include qualification of our manufacturing equipment and validation of the manufacturing process.

        However, if Twirla is approved, we intend to commercialize Twirla in the United States through a direct sales force. Obstetricians and gynecologists, or ObGyns, Nurse Practitioners, or NPs, and Physician Assistants, or PAs, combine to write most CHC prescriptions, with ObGyns primarily driving prescriptions in the category. We anticipate that a targeted sales force focused initially on ObGyns, NPs, PAs and primary care providers who comprise the top prescribers of contraceptives will be highly effective. We believe that we can address this market with a specialty sales force of approximately 70 to 100 representatives. We also intend to augment our sales force through digital marketing and other techniques to market directly to patients. We will require additional capital to fully implement our commercialization plan for Twirla, if approved.

Intellectual Property

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

Potential Pipeline

        Twirla is our lead product candidate. In addition to Twirla, we have a potential pipeline of other new transdermal contraceptive products, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle, AG200-SP, which is a regimen designed to provide shorter lighter periods, AG200-ER (SmP), which is a regimen designed to allow a woman to extend the length of her cycle and experience shorter, lighter periods, and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We have halted all further work on our pipeline except for Twirla. We will require additional capital should we choose to advance the development of our other potential product candidates.

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

        Hormonal contraceptives are typically composed of synthetic estrogens and progestins. Contraceptives containing both estrogen and a progestin are referred to as CHCs, and contraceptives containing only progestin are referred to as P-only. There are three synthetic estrogens approved in the United States for use in contraceptive products: EE, mestranol, and estradiol valerate. EE has been available for over 40 years and is the estrogen component in nearly all CHCs today. There are 10 different progestins that have been used in contraceptives sold in the United States. The progestin component provides most of the contraceptive effect, while the estrogen component primarily provides cycle control, for example, minimizing bleeding or spotting between cycles. The progestin exerts its contraceptive effect by inhibiting ovulation, or release of an egg from the ovary, and by thickening cervical mucus. Thickening cervical mucus helps to prevent sperm entry into the upper genital tract. The estrogen component, in addition to providing cycle control, makes a small contribution to contraception by decreasing the maturation of the egg in the ovary.

        Hormonal contraceptives are generally well-tolerated and are generally safer than pregnancy. A risk associated with hormonal contraceptives is a rare but serious adverse event called venous thromboembolism, or VTE, which involves the formation of a blood clot in a vein. VTEs can be life-threatening, and typically present as either deep vein thrombosis, or DVT, or pulmonary embolism, or PE. Evidence supports that the increased risk of VTE in CHC users is related to the estrogen dose and duration of use, with higher doses of estrogen being associated with a potentially increased risk of VTE. Estrogen increases formation of clotting factors in the liver and decreases production of elements that promote breakdown of blood clots. Most experts believe that progestins on their own have minimal to no impact on the clotting system, but some progestins, when combined with estrogen, can increase estrogen's effect on the clotting system.

        The likelihood of a woman spontaneously developing a VTE is extremely low and the use of combination oral contraceptives, or COCs, increases the incidence only slightly, and less than pregnancy. Epidemiologic studies evaluated by the FDA have demonstrated the incidence of VTE in women based on pregnancy or use of COCs as follows:

Incidence of VTE Based on Pregnancy Status or use of COCs

Population	VTE incidence (cases per 10,000 woman-years*)
Non-pregnant woman who does not use a COC	1 to 5
COC users	3 to 12
Pregnant women	5 to 20
Postpartum women (in the 12 weeks following delivery)	40 to 65

*
One woman-year is one woman using a contraceptive for one year, which is either 12 months or 13 cycles

        The available progestins are commonly categorized into generations, based on their history of introduction in the United States. The first and second generation progestins, including LNG, have been available in contraceptive formulations in the United States for over 30 years. The third and fourth generation progestins, for example desogestrel and drospirenone, respectively, were developed to help reduce androgenic side effects, such as oily skin and acne. Epidemiologic data suggest that CHCs containing third and fourth generation progestins are associated with an increased risk of VTE as compared to those containing the second-generation progestin, LNG.

Effectiveness of Hormonal Contraceptives

        For the purpose of FDA approval, contraceptive effectiveness is measured by a calculation called the Pearl Index, or PI, and its associated 95% confidence interval, or CI. The PI is a measure of the rate of pregnancies over a specific period of time in a clinical trial and is expressed as the number of pregnancies per 100 woman-years, or WY, of use. Each cycle lasts 28 days, so there are approximately 13 cycles in one year. The PI calculation typically includes all pregnancies for which conception is estimated to have occurred while the subject was using the drug (i.e., on-treatment pregnancies), but only includes cycles where the woman did not use backup contraception, such as a condom. The PI values from clinical trials are affected by several factors, including differences in study design, increased sensitivity of early pregnancy tests, weight and body mass index, or BMI, of the study population, user experience and inconsistent or incorrect use of the contraceptive method. In addition, there has been an observable trend in PIs for approved CHCs demonstrating an increase in the PIs over time, believed to be related to changes in study design and study populations. The FDA has not established any regulatory guidance on specific parameters for an acceptable PI or CI to support approval.

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

U.S. Hormonal Contraceptive Market Background

        Contraceptive methods, other than sterilization, can be divided into non-hormonal and hormonal alternatives. Examples of non-hormonal products available in the United States include the diaphragm, male condom, female condom, and non-hormonal intrauterine device, or IUD. There are several categories of hormonal contraception products available in the United States, including:

  •
  oral contraceptive;

  •
  vaginal ring;

  •
  transdermal patch;

  •
  hormonal IUD;

  •
  subcutaneous implant; and

  •
  injectable.

        The U.S. hormonal contraceptive market is a multi-billion-dollar market. The CHC portion of the market, consisting of pills, a transdermal patch and a vaginal ring (not including the Annovera ring, which was approved in August 2018), generates significantly greater prescription volume and sales compared to the P-only portion of the market, consisting of IUDs, injectables, implants, and P-only pills. Twirla is a CHC and, if approved, we believe it will compete primarily with products in the CHC market.

        The U.S. hormonal contraceptive market is a mature market, with many branded and generic products available. Historically over the last decade, the market growth was flat to declining as measured by prescription volume, with the exception of a 4.8% increase in 2013 compared to 2012. Compared to 2016, prescriptions for hormonal contraceptives decreased by 3.7% in 2017. Gross sales have increased minimally over recent years for both the total hormonal contraceptive market and the CHC market. Market growth in gross sales is primarily due to price increases amongst branded products.

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

        Despite the availability of generic contraceptives for over 25 years, branded products have maintained a significant, though declining, share of the CHC market. Branded contraceptives in the CHC market have driven significant increases in the value of branded total prescriptions, or TRx. In the five years ended December 2018, the average annual price increase among the top branded products was 10.8%. The average price per cycle, referred to as the wholesale acquisition cost, or WAC, for a single 28-day cycle of the top branded products was $41.53 in 2006 and rose to $152.94 by December 2018. As of October 2014, the branded CHC transdermal patch (Ortho Evra) has been discontinued, and the generic CHC transdermal patch (Xulane) is currently priced at $122.15 per cycle. The other non-oral form of CHC, the vaginal ring, is currently priced at $162.63 per cycle. We cannot predict whether the manufacturers of branded products will continue to increase prices going forward, but we believe we will be able to set a WAC price for Twirla, if approved, that is comparable to other branded CHC products at the time of launch.

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

Contraceptive Patch Market Experience

        The Ortho Evra® contraceptive patch, or Evra, was introduced in early 2002 and was the first FDA-approved contraceptive patch. The initial approved labeling for Evra indicated that it delivered a daily EE dose of 20 micrograms. Evra had rapid uptake in the contraceptive market and achieved a 10% share of the CHC market by September 2003. Following FDA approval of Evra, users of Evra began to report thrombotic and thromboembolic events to the FDA. Johnson & Johnson, the manufacturer of Evra, revised the Evra labeling in November 2005 to include information that EE exposure with Evra is 60% higher than that of an oral contraceptive containing EE of 35 micrograms, based on area under the curve, a commonly-used metric for measuring EE exposure in contraceptives. This information was ultimately included in an addition to the boxed warning that was unique to the Evra label. The Evra market share declined rapidly following the labeling changes, from a peak share of 11% in 2005, to 4% by the end of 2006, to 1.4% by the end of 2013, where it stabilized, with a 1.5% share of the market based on combined prescriptions for Evra and its generic equivalent (Xulane®) in 2014. In more recent years, the Xulane share of the CHC market grew slightly, with a 1.7% TRx share in 2016 and 1.8% TRx share in 2017.

        In April 2014, Mylan Inc. announced the launch of Xulane®, a generic version of Evra. Generic pharmaceutical products are the chemical and pharmaceutical equivalents of the brand or a reference listed drug, or RLD. Generic drugs are bioequivalent to their reference brand name counterparts. Bioequivalence studies compare the bioavailability of the proposed drug product with that of the RLD product containing the same active ingredients. Bioavailability is a measure of the rate and extent to which the active ingredient is absorbed from a drug product and becomes available at the site of action. Under pharmacy dispensing rules governed by state law, depending on the state, if an automatic generic substitute is introduced, the pharmacist may dispense either the prescribed product, or they may replace it with an equivalent generic without being required to inform the patient or healthcare professional. In addition, the FDA offers a 180-day exclusivity period for generic products in specific cases. The first generic applicants to submit a substantially complete Abbreviated New Drug Application containing a paragraph IV certification to a listed patent are protected from competition from other generic versions of the same drug for the 180 days. As of December 2018, no other generic equivalents to Evra have been introduced.

        The FDA has maintained, in spite of the wording in the labeling for Evra and its approved generic, that none of the epidemiologic studies provides a definitive answer regarding the relative risk of VTE with Evra compared to combined oral contraceptive use or whether the increased risk that some studies demonstrated is directly attributable to Evra. An advisory committee for the FDA stated that the benefits of Evra outweigh the risks. In its 2012 denial of a Citizen's Petition calling for the withdrawal of Evra, the FDA followed the committee's recommendations stating that the increased VTE risk does not warrant removal from the market, and that the labeling revisions to the Evra label provide a sufficient update and guidance on the interpretation of the epidemiologic data about the risk of VTE with Evra. In spite of the labeling changes, and Johnson & Johnson ceasing promotion of Evra in 2007, Evra and its generic equivalent continue to generate significant sales.

        We believe that the rapid uptake and acceptance of Evra upon its introduction and its (and Xulane's) continued sales over the past several years demonstrate that there is an unmet market need for multiple choices in transdermal contraceptive patches. Also, the epidemiologic data on VTE risk suggest that there is an unmet need for a contraceptive patch that delivers both a low dose of EE similar to oral contraceptives and a first or second generation progestin.

Our Product Candidates

        Twirla is our lead product candidate, and substantially all of our resources are currently dedicated to seeking regulatory approval for Twirla. We have halted all further work on our pipeline except for Twirla. We will require additional capital, should we choose to advance the development of our other potential product candidates.

        Twirla and each of our other potential product candidates utilize our proprietary Skinfusion technology, which is designed to provide advantages over the currently available patch. Skinfusion is designed to deliver contraceptive levels of hormones to the blood stream through the skin over a seven-day period. It is also designed to optimize patch adhesion and patient wearability. Twirla is a prescription CHC patch which contains both EE and LNG and is designed to deliver a low dose of EE and LNG comparable to the total dose delivered with low-dose oral contraceptives. In addition to Twirla, we have plans to develop a potential pipeline of other new transdermal contraceptive products, including AG200-SP, which is a regimen designed to provide shorter, lighter periods; AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle; AG200-ER (SmP), which is a regimen designed to allow a woman to extend the length of her cycle and experience shorter, lighter periods; and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen. AG200-SP, AG200-ER, and AG200-ER (SmP) are intended to be Twirla line extensions that would expand the use of Twirla beyond its initial, approved use. Based upon a number of factors, including, but not limited to, our available capital resources and feedback from the FDA, we continue to review the clinical path and budgetary requirements for each of AG200-SP, AG200-ER and AG890.

        The current status of our potential product candidate pipeline is summarized in the graphic below:

*
Data analysis from Phase 2 trial is under evaluation

Twirla Product Overview

        Twirla is a CHC patch which contains both EE and LNG. Twirla is designed to address an unmet medical need for increased compliance and improved ease of use as compared to oral contraceptives. A single Twirla patch delivers the active ingredients LNG and EE over a seven-day dosing interval, and thereby eliminates the need to take a daily pill as is necessary with an oral contraceptive. Twirla uses a traditional 28-day contraceptive regimen, where one patch is applied weekly for three consecutive weeks and then there is a fourth, patch-free week in each 28-day time period. In clinical trials Twirla was applied to the buttock, abdomen or upper torso, but not the breast. Women in our trials most frequently chose the buttock and abdomen for patch placement. The patch location should be rotated with each patch change. Twirla has demonstrated a therapeutically equivalent pharmacokinetic profile when worn on the buttock, abdomen or upper torso. A drug's pharmacokinetic profile refers to the specific way in which a given drug is handled by the body over time, reflecting the particular patterns of absorption, distribution and elimination of the drug in the body.

        Twirla is designed to be highly appealing to patients as a method of contraception. The patch is round and made of a soft, flexible fabric, designed to flex with the movement of a woman's body. Twirla is a matrix patch consisting of several layers of material that contain the active ingredients EE and LNG, as well as the inactive ingredients Dimethylsulfoxide, Ethyl Lactate, Capric Acid and Lauryl Lactate, which are ingredients to assist in the transport of EE and LNG across the skin, and adhesives that enable adherence to the skin. The final top layer is the one seen when placed on the skin, and consists of a thin, cloth-like material consisting only of adhesive. There is a barrier formed between the inner portion of the patch, which contains the active ingredients, and the outer portion of the patch, which only contains the adhesive. This barrier is intended to prevent the active and inactive ingredients from migrating to the peripheral portion of the patch, and from breaking down the adhesive in that portion of the patch. Twirla is also designed to help prevent seepage of the adhesives from around the edge of the patch where it could collect dirt and leave a sticky black ring on the skin. The six layers of the patch are integrated to create a patch which has a slim profile and is unobtrusive when applied. The results of multiple clinical trials suggest that Twirla delivers the active ingredients needed for contraception over a seven-day period and that it remains adhered to the skin of most subjects for the full seven-day period, even under conditions of heat, humidity, showering, exposure to water and vigorous exercise.

Twirla Patch Profile

        The following table compares Twirla with the Evra product and its generic equivalent, Xulane, as stated in their labels, based upon publicly-available information regarding the products and the characteristics of Twirla and other Twirla attributes observed in our completed Phase 3 clinical trials. We have not performed a head-to-head comparison of Twirla to Evra.

Characteristic	Twirla	Ortho Evra*/Xulane
Form of product	Transdermal patch Round, approximately 28 square centimeters Soft, cloth-like, stretchy fabric	Transdermal patch Square, Evra approximately 20 square centimeters; Xulane approximately 14 square centimeters Smooth, plastic film
Active ingredients	EE, LNG	EE, norelgestromin
Pharmacokinetic profile of EE per day	~30 micrograms	60% higher than that of an oral contraceptive containing 35 micrograms (~56 micrograms)**
Regimen	One patch weekly 21 days active / 7 days patch-free	Same as Twirla;
Package configurations	1 box of 3 patches for each cycle and 1 box containing a single replacement patch	Evra had 1 box of 3 patches per cycle and 1 box containing a single replacement patch; Xulane has 1 box of 3 patches for each cycle
Top four potentially hormone-related adverse events/reactions	Nausea 3.0%; Headache 3.6%; Cervical dysplasia 3.1%; Dysmenorrhoea 2.1%;***	Breast symptoms 22.4%; Headache 21.0%; Application site disorders 17.1%; Nausea 16.6%

*
Source of Ortho Evra and Xulane data are U.S. prescribing information or package inserts.

**
The Ortho Evra and Xulane package inserts indicate a strength of 35 micrograms of EE per day.

***
Most common treatment emergent adverse events related to Twirla in three Phase 3 clinical trials.

        Twirla employs our Skinfusion patch technology, resulting in a unique appearance and feel of the patch. Evra/Xulane does not utilize Skinfusion technology; its active ingredients and adhesives are dispersed to the edges of the patch. One frequent complaint about patches that do not utilize Skinfusion is that they collect dirt and lint and may leave a sticky black ring of residue on the skin which can be difficult to remove. We do not have any direct comparison of the appearance of the patch on the skin at the end of seven days between Twirla and Evra/Xulane, but we believe, based on anecdotal feedback from our clinical trial investigators, as well as on the differences in the design of the patches, that Twirla may have an advantage in this regard.

        We have not performed a head-to-head pharmacokinetic comparison of Twirla to Evra/Xulane, however, a study that we conducted with Twirla was similar in design to the pharmacokinetic study conducted with Evra that provided the information regarding the daily amount of EE delivered that is currently in the Evra/Xulane package insert. The figure below combines the results for average EE concentrations from these two studies and suggests a comparison of the observed blood concentration of EE for Twirla versus Evra versus observed and estimated data for the pill. The lower amount of EE delivered from Twirla as compared to Evra can be observed. If Twirla is approved by the FDA, we will not be able to make direct comparative claims regarding the safety, efficacy or pharmacokinetics of Twirla and Evra/Xulane, since none of our completed clinical trials studied Twirla in a head-to-head comparison with Evra/Xulane.

 EE Concentrations (pg/ml)

        The Evra curve presented in the graphic above was estimated based on the graph provided in the Evra label. In the legend to the figure above, "OC" refers to an oral contraceptive containing 35 micrograms of EE. The OC data prior to Day 21 are estimated steady-state data based on Day 21 EE concentrations observed during our pharmacokinetic study.

        Twirla contains LNG, which is the progestin used as the reference standard when comparing risk of VTE between progestins. Evra/Xulane contains the progestin norelgestromin, which is a prodrug of norgestimate, a third-generation progestin that has not demonstrated an increased risk of VTE independent of EE. We do not expect any meaningful clinical differences between Twirla and Evra/Xulane based on the progestin component, but our market research with ObGyns has demonstrated that they perceive LNG to be one of the safest progestins available.

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

Twirla Clinical Development Program and Regulatory History

        Our clinical program includes three Phase 1 studies, one Phase 2 study, and three Phase 3 studies, as well as other supporting studies. In December 2016, we completed our third Phase 3 clinical trial, SECURE, in response to FDA comments and guidance.

Clinical Trials Completed prior to SECURE

        In Phase 1 and Phase 2 clinical trials, we demonstrated that Twirla delivers levels of both EE and LNG to the blood stream that are consistent with currently marketed low-dose oral contraceptives. In our Phase 3 clinical trials completed prior to SECURE, we demonstrated that Twirla was comparable to an approved low-dose oral contraceptive in two randomized studies, one that enrolled over 1,500 women over 12 months and the other that enrolled over 400 women over six months. However, these studies were not designed as non-inferiority studies and, as such, the comparative conclusions that may be drawn from these studies are limited. Across all completed clinical trials, Twirla was generally well-tolerated and had a favorable safety profile. Because we relied, in part, on the FDA's findings of safety and efficacy from investigations for approved products containing EE and LNG and published scientific literature for which we have not obtained a right of reference, we were not required to conduct preclinical studies. In the pharmacokinetic study comparing Twirla to an approved low-dose oral contraceptive, results demonstrated that Twirla delivers a daily dose of EE that results in estrogen exposure similar to low-dose oral contraceptives containing approximately 30 micrograms.

        Our two Phase 3 trials completed prior to SECURE enrolled over 1,900 subjects to evaluate the safety and efficacy of Twirla. Each of these studies included an active comparator arm with an approved low-dose oral contraceptive. The results of these studies demonstrated that Twirla was generally well-tolerated, with levels of adverse events generally comparable to those of low-dose oral contraceptives. In these studies, subjects had a higher rate of self-reported compliance when using the patch as compared with the group using oral contraceptives. However, as discussed further below, the FDA issued a CRL in response to our original marketing application for Twirla and requested an additional Phase 3 study and additional chemistry manufacturing and control, or CMC, information. The results of our prior clinical trials demonstrated that the patch generally remained adhered to the skin even when exposed to normal daily activities and conditions such as showering, swimming and other forms of exercise, heat and humidity.

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

        The primary measure of efficacy for contraceptive trials is the Pearl Index. The pooled PI value in the previously completed Phase 3 trials for the Twirla patch was 5.76 and for the combined oral contraceptive control arms was 6.72, which were higher than the range of 1.34 to 3.19 in pivotal studies conducted on products approved by the FDA in the previous ten years. In addition, the upper bound of the associated 95% confidence intervals were higher than those seen in clinical trials used for registration of other approved combination hormonal contraceptives.

        We believe that the results for both the patch and oral contraceptive control arms in the two Phase 3 trials completed prior to SECURE were affected primarily by issues with study conduct at several study sites, including rapid enrollment, which led to the inability to manage the study population, poor subject compliance, and high rates of loss to follow-up. In the larger of our Phase 3 trials completed prior to SECURE, 96 sites enrolled subjects, 60 of which had no on-treatment pregnancies. Nineteen percent of the on-treatment pregnancies reported during this trial came from one site. This site represented approximately 8% of the randomized subject population. Thirty-six percent of on-treatment pregnancies were reported at four of the 96 sites. These four sites represented approximately 15% of the randomized subject population.

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

        In October 2013, we met with the FDA and received further guidance on requirements for our planned Phase 3 trial. In addition, we had a follow-up written interaction with the FDA in February 2014 and received substantial written comments from the FDA in subsequent interactions. We enrolled the first subject in the SECURE clinical trial in the third quarter of 2014 and completed the clinical trial in December 2016. The patches studied in the SECURE trial were laser etched using the same process as we anticipate for commercialization of Twirla, if approved. We also continued to interact with the FDA on its CMC questions and continued additional supportive testing in order to respond to the FDA's CMC questions in the 2013 CRL.

The SECURE trial, our third Phase 3 Clinical Trial

        SECURE, our third Phase 3 clinical trial, was a multicenter, single-arm, open-label, 13-cycle trial that evaluated the safety, efficacy and tolerability of Twirla in 2032 healthy women, aged 18 and over, at 102 experienced investigative sites across the United States. The design and execution of SECURE was intended to address a number of issues identified in the 2013 CRL, including but not limited to, improved clinical trial conduct and demonstration of efficacy as measured by an acceptable Pearl Index and related 95% confidence interval in a representative sample of U.S. women who are seeking hormonal contraception, without enrollment restrictions based on demographic characteristics, such as contraceptive user status, age, race, ethnicity, and BMI. The trial was designed in consultation with the FDA, and comprised a number of stringent trial design elements, including exclusion of treatment cycles not only for use of back-up contraception but also for lack of sexual activity. SECURE had broad entry criteria, placed no limitations on body mass index, or BMI, or other demographic factors during enrollment, and enrolled a large and diverse population from the United States in order to allow for efficacy to be assessed across different groups, as requested by the FDA. These entry criteria resulted in the inclusion of a substantial number of women with high BMI, who have frequently been under-represented in past contraceptive studies. The efficacy measure for SECURE was the Pearl Index in an intent-to-treat population of subjects 35 years of age and under. The FDA also requested inclusion of pre-specified efficacy analyses related to BMI and body weight.

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

  •
  51.4% of subjects discontinued prematurely from the study, which is a lower discontinuation rate than our previous Phase 3 clinical trials and in line with other Phase 3 clinical trials for approved hormonal contraceptives. The main reasons for subject discontinuation from the trial were subject decision (15.3%), adverse event (10.9%), and loss to follow-up. The most common (>1%) adverse reactions leading to discontinuation were bleeding irregularities (2.2%) and any application site reaction (1.1%); all others were less than 1%. The loss to follow-up rate was 11.3%, which is in line with loss to follow-up rates observed in previous clinical trials of combined hormonal products and substantially better than the 20% loss to follow-up rate observed in the larger of our previous Phase 3 trials.

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

***
2.2% of subjects in the SECURE trial discontinued due to a bleeding-related adverse event
  •
  The percent of subjects reporting bleeding-related adverse events was low, 2.6%, and only 2.2% of women discontinued for bleeding issues.

  •
  Overall serious adverse events, or SAEs, were observed in 2.0% of the SECURE trial study population, which is generally in line with those observed in clinical trials for other low-dose combined hormonal products. For example, the rate in the Phase 3 clinical trial for Quartette was 1.6%. 0.6% of subjects in the SECURE trial had SAEs that were considered potentially study drug related, including DVT or PE, gallbladder disease, ectopic pregnancy, and depression. In the combined safety database for our three Twirla Phase 3 trials (n >3,000), there were 5 subjects with potentially study drug related DVTs or PEs, 4 of whom were obese (BMI ≥ 30kg/m2).

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

        In 2015, a meta-analysis entitled "Effect of Obesity on the Effectiveness of Hormonal Contraceptives: an Individual Participant Data Meta-Analysis," was published by several FDA authors and focused on the issue of obesity and effectiveness of hormonal contraceptives, or HC, by showing a relationship between obesity and efficacy was observed among subjects 35 years of age and under. We believe that the below results observed in SECURE are consistent with this observation:

BMI Category	BMI (kg/m2)	% of Trial Population	Pearl Index	Upper Bound of 95% CI
Normal	< 25	39%	3.03	4.62
Overweight	25 - < 30	25%	5.36	7.98
Obese*	≥ 30	35%	6.42	8.88

Non-Obese*	≤ 30	65%	3.94	5.35
Obese*	≥ 30	35%	6.42	8.88

*
In its 2015 meta-analysis, the FDA examined the effect of obesity on two populations: non-obese (< 30 kg/m2) and obese (≥ 30 kg/m2). Non-obese includes subjects in the normal and overweight categories.

        Furthermore, the FDA's Individual Participant Data meta-analysis of pivotal Phase 3 clinical trials of CHCs suggested a 44% higher pregnancy rate during use of combined oral contraceptives for obese women after adjusting for age and race. The authors of the paper highlighted the limitations of currently available prospective data due to historical exclusion of obese women from contraceptive studies, calling for more data and additional analyses on obese women from Phase 3 clinical trials to allow further assessment of the effect of weight on the probability of unintended pregnancy in women using HC. We believe our results from the SECURE clinical trial are consistent with the conclusions from the paper by the FDA scientists.

        Additionally, the observed PI values were not only impacted by the number of pregnancies that occurred in the study, but also by the number of cycles included in the analysis, which affects the denominator of the PI calculation. Cycles in which a subject was not sexually active, or in which a subject used a back-up method of contraception were not counted toward the number of cycles included in the calculation of the PI. Many contraceptive clinical trials have not historically included these stringent requirements, in particular the exclusion of cycles for lack of sexual activity, in the clinical trial design. As a result, we believe that the SECURE results reflect evidence of efficacy in a population representative of women who seek to use contraception in the United States.

        The highest PI for a hormonal contraceptive product approved by the FDA is 3.19 and the highest upper-bound of the 95% confidence interval of 5.03. As with all products, ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific PI. For hormonal contraceptive trials, the FDA generally evaluates safety and efficacy results of each individual study in the unique context of the study population and trial design. PIs for approved hormonal contraceptives have steadily risen over time as study design and populations have changed. Numerous factors have likely contributed to these increases, including more frequent pregnancy testing with more sensitive tests, and decreases in study-drug adherence among study populations. As experts have noted, with the growing enrollment of more diverse populations that appear to be increasingly representative of the likely actual users once the product is marketed, contraceptive trials are yielding efficacy results that are ever closer to actual use contraceptive failure rates for methods requiring adherence.

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

        In December 2016, we completed the SECURE clinical trial, in which we enrolled over 2,000 women for up to one year of treatment. We announced top-line data in early January 2017. In March 2017, at our request, we met with the FDA to share preliminary data from the SECURE clinical trial, including key safety data and BMI-related efficacy findings, and to seek FDA input as to whether the SECURE clinical trial results constituted a basis for addressing the clinical deficiencies cited in the 2013 CRL. We also requested feedback on whether the proposed Twirla NDA content would meet the FDA's requirements for submission. While the FDA did provide us with feedback on our proposed submission, the Agency did not provide any feedback on whether the results of the SECURE clinical trial and the contents of the planned, resubmitted NDA would be sufficient to obtain regulatory approval of Twirla. In June 2017, we resubmitted our NDA for Twirla, which was assigned a target Prescription Drug User Fee Act, or PDUFA, goal date of December 26, 2017.

2017 CRL

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

        In addition, the FDA also identified additional pregnancies, many of which were in women who had delays in applying patches, which they argued should be added to the Pearl Index calculation. FDA expressed concern in the CRL regarding the implication of delays in patch application for real-world use. The 2017 CRL does not identify any specific issues relating to the safety of Twirla.

        At our request, DBRUP had a Type A meeting with us on April 16, 2018 to discuss the deficiencies in the Twirla NDA identified in the 2017 CRL and the regulatory path for approval of Twirla. In its official minutes, the FDA informed us that to address concerns surrounding in vivo adhesion we needed to reformulate the transdermal system, conduct a formal in vivo adhesion study with the new formulation, and demonstrate bioequivalence to the data and information in the original formulation. The FDA also said it anticipates discussing the safety and efficacy of Twirla at an Advisory Committee meeting to obtain input on whether the benefits of Twirla outweigh the risks. The FDA also provided guidance on the path forward for addressing the manufacturing quality control test method issues related to Twirla, and informed us that whether these issues have been adequately addressed would be subject to review by the FDA when we resubmit our Twirla NDA

Formal Dispute Resolution and Planned Resubmission

        We disagreed with the FDA's conclusions regarding the in vivo adhesion properties of Twirla and the need for product reformulation, and we submitted a formal dispute resolution request, or FDRR, to the FDA. In October 2018, the FDA's Office of New Drugs, or OND, formally denied our appeal, but provided a path forward for resubmission of the NDA for Twirla that may not require that we reformulate Twirla or conduct a bioequivalence study between formulations, as previously suggested by DBRUP. Specifically, OND suggested that we conduct a wear study to evaluate whether Twirla demonstrates a generally similar adhesion performance to Xulane, the generic version of the previously marketed Ortho Evra® contraceptive patch, a product the FDA considers to have acceptable adhesion. If this result were demonstrated, OND stated that the study would support the conclusion of adequate Twirla adhesion.

        As recommended by OND, we met with DBRUP to discuss the specific design and success criteria of the comparative wear study . DBRUP agreed that Twirla would be considered statistically non-inferior to Xulane if the upper 95% confidence limit of the mean difference was less than +0.15. As agreed with DBRUP, we conducted a randomized, open-label, crossover adhesion study in healthy women aged 18 to 35 years with a Body Mass Index of less than 35 kg/m2. Subjects were randomized to wear either Twirla or Xulane for the first week and then switched to the patch not initially worn for the second week. The study design followed the 2018 ANDA Guidance for Assessment of Adhesion entitled Assessing Adhesion With Transdermal and Topical Delivery Systems for ANDAs.

        On February 11, 2019, we announced the top-line results of the comparative wear study. The study met the non-inferiority criterion set forth by the FDA by demonstrating an upper 95% confidence limit of –0.16. Additional analyses pertaining to secondary endpoints and safety data are ongoing:

Primary endpoint: mean adhesion scores for Twirla and Xulane

Difference (Twirla—Xulane)
	Twirla		Xulane
						One-sided upper 95% CL	Non-inferiority criterion met
	N	Mean (SD)	N	Mean (SD)	Mean (SD)
Adhesion score in the Per protocol population	77	0.14 (0.28)	77	0.39 (0.40)	–0.25 (0.23)	–0.16	Yes

Non-inferiority Scale

        We plan on resubmitting our Twirla NDA in the second quarter of 2019. Our planned resubmission is intended to be a complete response to the 2017 CRL and will include the results from the comparative wear study, additional information on our manufacturing process, and other analyses responding to the 2017 CRL. Following the resubmission, we anticipate that FDA will likely re-inspect our contract manufacturer, Corium, and hold an Advisory Committee meeting to review of the safety and efficacy of Twirla.

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

  •
  AG200-SP is a 28-day regimen designed to provide users with shorter, lighter withdrawal bleeds and potentially improve contraceptive efficacy. AG200-SP may also provide benefit in patients with sensitivity to abrupt changes in hormone levels. Oral contraceptives that use a shortened hormone-free interval, or SHFI, by delivering hormones beyond 21 days comprise a significant share of U.S. branded TRx volume, demonstrating high acceptability among patients and providers. AG200-SP is designed to provide a simplified 28-day regimen through use of the same drug product as Twirla for the first three weeks of the cycle, and a smaller lower-dose patch, or SmP, in the fourth week, which will allow patients to continuously apply patches without interruption. AG200-SP requires additional patch development work on the SmP prior to potentially conducting a pharmacodynamics and pharmacokinetic study.

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

        Our other potential product candidate is a P-only contraceptive patch described below:

  •
  AG890 is an LNG-only contraceptive patch, intended for use by women who are unable or unwilling to take estrogen, including those who are breastfeeding or who are at greater risk of VTE, such as women who smoke, are over 35 years of age, or who are obese. Currently, the P-only market consists of pills and several non-oral options, including IUDs, implants, and injections. AG890 is intended to fulfill an unmet medical need for a non-daily, easily reversible form of contraception in the P-only market. We have conducted a Phase 1 clinical trial with AG890. In addition, the National Institutes of Health, through a clinical trial agreement with us, conducted a Phase 1/2 trial with AG890. The Phase 1/2 study was a multicenter study to evaluate the pharmacokinetics, safety, and mechanisms of potential contraceptive efficacy of AG890. The trial is complete, and we continue to evaluate the findings. Once we have completed our analysis of the data, it is possible that additional patch development work for dose selection may be required, including additional Phase 1 and Phase 2 studies to determine the optimal formulation and dose to advance to Phase 3.

        We do not expect to be required to conduct preclinical studies for any of these potential product candidates. Based upon a number of factors, including, but not limited to, our available capital resources and feedback from the FDA, we continue to review the clinical path and the budgetary requirements for each of these three potential product candidates. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We have halted all further work on our pipeline except for Twirla. We will require additional capital should we choose to advance the development of our other potential product candidates.

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

        ObGyns, NPs and PAs combine to write most CHC prescriptions, with ObGyns primarily driving prescriptions in the category. We plan to focus the promotion of Twirla on these key prescribers and other key customer groups, including consumers and commercial managed care plans. We believe that we can deploy a focused sales force effort targeting the approximately 22,000 prescribers responsible for 80% of branded CHC prescriptions. We believe that this universe of branded prescribers can be covered adequately by a specialty sales force of between 70 and 100 total representatives. In areas of the country where it is not efficient to deploy a sales representative, remote promotion can be used to reach these prescribers.

        We plan to deploy patient promotion at the launch of Twirla, both in the physician's office, and through targeted media campaigns. We plan to use both branded and unbranded campaigns to create awareness of Twirla among consumers. We believe there are cost-effective means to reach our target demographic of females aged 18 to 34 years, primarily the so-called Millennials, who engage in online activities to a high degree and are more likely to seek health information online and through social networks. Traditional mass-market direct-to-consumer advertising on television may not be required to reach these consumers. Marketing tactics aimed at today's female consumer need to be optimized for mobile technology, because smartphones and text messaging are the preferred means of communication. We believe that a focused consumer promotion plan that uses digital media and other mass-market advertising vehicles will generate consumer awareness and demand for Twirla if approved.

        Managed care plans have traditionally used differential co-pays to attempt to drive patients to use either generic products or products for which they have a contract with the manufacturer. Many plans encourage patients to obtain their branded contraceptives through mail-order, incentivizing them with a 90-day co-pay that is often less on a per-month basis than that for a 30-day supply. Most manufacturers of contraceptive brands offer a coupon to patients covered by non-governmental payors to offset the difference in co-pay between a generic and Tier 2 or Tier 3 for their promoted brands. These co-pay coupons are a useful tactic to overcome barriers to initiating therapy in such patients. When used in conjunction with product samples given out by the physician, a co-pay coupon often allows the patient to then fill their first prescription for free or at a steep discount and limits the out of pocket expenditure for the patient for several months. This co-pay assistance creates brand loyalty, particularly for a brand where there is no generic alternative. We believe that we will be able to use free product samples and co-pay coupons or vouchers at the time of Twirla's launch to drive use of the product by patients covered by non-governmental payors while we are negotiating contracts with select commercial health plans and awaiting formulary review. In addition, we believe the enactment of the ACA, and specifically the requirements for contraceptive coverage required by the ACA, provides a favorable managed care environment for Twirla. The ACA requires all insurers to provide at least one product in each of the 18 methods referenced in the FDA Birth Control Guide with no cost-sharing to the patient, including no co-pays, coinsurance, or deductibles. The FDA Birth Control Guide lists "Patch" as a unique method, therefore insurers must provide access to at least one contraceptive patch product with no cost-sharing to the patient. Currently, there is only one other patch product available on the market, Xulane (the generic version of Ortho Evra). We believe Twirla will be well-positioned to be the no-cost patch option on formulary, either based on its clinical profile, or based upon negotiated rebates and discounts. In addition, we expect to be able to provide co-pay assistance in the form of a coupon for patients on plans where Twirla requires a co-pay.

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

        Even with the evolving healthcare landscape, we continue to believe a peak CHC market share of 6-9% can be achieved with Twirla within seven years of launch, allowing us time to establish a presence in the CHC market and to overcome any perceptions or barriers among prescribers due to the past history of Evra and to account for potential changes in the ACA and overall healthcare landscape.

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

  •
  Among those who least prefer the contraceptive patch option, their strong impressions, despite extremely limited exposure to the contraceptive patch, were based on issues such as skin irritation from adhesive, blood clots, and weight gain.

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

Most Effective → Least Effective

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

*For more information on the chance of getting pregnant while using a method or on the risks of a specific product, please check the product label or Trussell, J. (2011). "Contraceptive failure in the United States." Contraception 83(5): 397-404

        Although there are over 200 CHC products, including brands and generics, just eight branded products, make up approximately half of total market sales. Our potential competitors include large, well-established pharmaceutical companies, and specialty pharmaceutical sales and marketing companies. The branded products with established market presence include, Nuvaring®, marketed by Merck, the only contraceptive vaginal ring available on the market, the Loestrin® franchise, marketed by Allergan (formerly known as Actavis), consisting of three oral contraceptives, Minastrin® 24, LoLoestrin® and Taytulla®, and Beyaz®, Yaz®, Yasmin® and Natazia® marketed by Bayer. Although not a branded product, Xulane, the generic to Ortho Evra and the only patch currently available on the market, generated $233 million in sales for Mylan in 2017. Additionally, several generics manufacturers currently market and continue to introduce new generic contraceptives, including Sandoz, Glenmark, Lupin, Amneal and Mylan. Based on the market experience of other non-oral CHC dosage forms, including Evra and Nuvaring, we believe there is a continuing demand for an innovative transdermal contraceptive patch that can provide convenience in a low-dose transdermal format.

        There are other hormonal contraceptive products, recently approved or in development that may compete with Twirla and our other potential product candidates. Annovera™, a vaginal ring from the Population Council, Inc., was approved on August 10, 2018. The Population Council also has a transdermal gel contraceptive in Phase 2, developed in collaboration with Antares Pharma, Inc. Other companies that have new hormonal contraceptive products in various stages of development include Bayer, with a contraceptive patch and a P-only vaginal ring, both in Phase 3 development. Allergan has a P-only ring for which they received a CRL from the FDA. In November 2018, the FDA accepted Exeltis' filing for a progestin-only oral contraceptive. Mithra Pharmaceuticals SA announced Phase 3 data for a combination oral contraceptive in January 2019. In the past few years, some of the large pharmaceutical companies such as Johnson & Johnson, Pfizer, and Teva have dissolved their women's health specialty marketing and sales teams, and Bayer has shifted their focus away from their CHC products to their IUD franchise.

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

Manufacturing

        We do not own any manufacturing facilities. We currently rely, and expect to continue to rely, on a third party for the manufacture of our product candidates for clinical trials, as well as for commercial manufacture if any of our potential product candidates receive marketing approval. In 2006, we entered into an exclusive agreement with Corium to develop Twirla using our Skinfusion technology, and also for AG890, which is a P-only contraceptive patch in Phase 1/2 of clinical development. Our Corium agreement is an exclusive arrangement until Corium has commercially produced a significant, agreed-upon quantity of patches, currently projected to occur no earlier than five years following commercial launch of Twirla. Pursuant to the terms of our agreement, Corium is required to use commercially reasonable efforts to maintain sufficient manufacturing capabilities to supply the quantities of Twirla required for its initial commercial launch and commercial sales thereafter. Corium needs to complete the validation of the commercial manufacturing process for Twirla, if approved, and potentially further expand its manufacturing capabilities to be capable of supplying projected commercial quantities of Twirla, if approved. In 2018 Corium was acquired by Gurnet Holding Company, or GHC. Following completion of the transaction, Corium became a private company, wholly owned by GHC. Corium has announced that it plans to continue its operations in Grand Rapids, Michigan, where Twirla is expected to be commercially manufactured, if approved, and where clinical Twirla supply is manufactured.

        As discussed in more detail above, the 2017 CRL identified deficiencies relating to quality control adhesion test methods which are part of the manufacturing process for Twirla. The 2017 CRL also noted that observations identified during a pre-approval inspection, or PAI, of Corium's facility for the Twirla NDA must be resolved. On November 20, 2017 and December 1, 2017, Corium provided the FDA with responses to each of the observations made during the FDA's facility inspection, which included a PAI for Twirla. Along with Corium, we are continuing to enhance our quality control test methods that were submitted in December 2017 in a way that we believe will address the issues identified by the FDA in both the 2017 CRL and the Corium facility inspection and that will allow us to continue to use our current commercial manufacturing process for Twirla. The sufficiency of Corium's responses to each of the observations made during the FDA's facility inspection in 2017, as well as our responses concerning the quality control adhesion test methods and specifications, will be evaluated by the FDA after we resubmit the NDA for Twirla. We expect the validation and expansion of the commercial-scale manufacturing process to be completed in coordination with our other planned commercialization activities. Corium is responsible for all aspects of Twirla manufacturing.

Strategic Agreements

Agreement with Corium

        Pursuant to our manufacturing agreement, Corium's exclusive right to manufacture Twirla and AG890 extends until Corium has commercially produced a significant, agreed-upon quantity of patches, currently projected to occur no earlier than five years following commercial launch of Twirla, at which point the agreement will expire. Under the terms of our agreement, we will pay Corium a defined price per finished patch, whether used for samples or commercial sale. We will owe no royalties to Corium in connection with the production of finished patches. The contract may be terminated by either party for the other party's uncured material breach. Following the end of the exclusivity period, if we were to seek a second source of supply, we would be required to obtain FDA approval through an NDA supplement for an additional manufacturing site(s). The process of acquiring a second source of supply and obtaining FDA approval generally takes two years or more and would require us to make substantial investments in new facilities and equipment.

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

        On January 20, 2017, the administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, among others. Congress also could consider subsequent legislation to repeal and replace elements of the ACA. Additionally, in October 2017, the Department of Health and Human Services, jointly with the Department of Labor and the Treasury, issued two interim rules outlining exemption processes for employers not wanting to offer contraceptive coverage based on their religious beliefs or sincerely held moral convictions. While there is an injunction against the administration prohibiting it from implementing these rules, the ultimate outcome of that litigation cannot be predicted. Therefore, it is difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business. We will continue to monitor the healthcare reform efforts and agency implementation.

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

  •
  Submission to the FDA of an NDA;

  •
  Satisfactory completion of a FDA advisory committee review, if applicable;

  •
  Satisfactory completion of a FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with FDA requirements for product manufacturing and to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity, as well as the potential for completion of a FDA inspection of selected clinical sites to determine cGCP compliance; and

  •
  FDA review and approval of the NDA.

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

        In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen or route of administration must contain data that are adequate to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. We have obtained a waiver from the conduct of a PREA study.

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

        Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events occur. Information about certain clinical trials, including a description of the study and study results, must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website. Failure to submit the required information to ClinicalTrials.gov can result in monetary penalties. Marketing application applicants must also report certain investigator financial interests to FDA.

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

U.S. Marketing Approval

        Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. These user fees must be filed at the time of the first submission of the application, even if the application is being submitted on a rolling basis. A user fee for the Twirla contraceptive patch was submitted with the original NDA. Application resubmissions by the same applicant do not require a new application fee. Under the PDUFA, guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review of an application. The FDA's standard review goal is to act on 90% of all Non-New Molecular Entity applications within ten months of FDA receipt of the application. These time periods may be extended by the FDA should an applicant submit new information to the agency during the course of FDA's review of the marketing application. The time period is also only a goal and may not be met by the FDA.

        The FDA conducts a preliminary review of all original NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be submitted again with the additional information and is also subject to review before the FDA accepts it for filing.

        Once the submission is accepted for filing, the FDA begins an in-depth substantive review to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held, as well as the manufacturing processes and controls, meet standards designed to ensure the product's continued safety, quality and purity.

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

        Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with FDA's requirements for product manufacturing and adequate to assure consistent production of the product within required specifications by the manufacturer and all of its subcontractors and contract manufacturers. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with cGCP. Also, as part of its regulatory review, the FDA verifies the data contained in the NDA.

        The testing and approval process for a drug product requires substantial time, effort and financial resources, and may take several years to complete. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval of a marketing application on a timely basis, or at all.

        After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a CRL. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the drug product and may require additional clinical or preclinical testing, or other information in order for the FDA to reconsider the application.

        If an application receives a CRL, the applicant may resubmit the application, addressing all of the FDA cited deficiencies, withdraw the application, or request the opportunity for a hearing. If the applicant resubmits the application, the application is subject to an initial FDA review. Within 30 days of receipt, the FDA will review a resubmission to determine whether it constitutes a complete response that addresses all deficiencies identified in a complete response letter. The agency then issues a letter to the applicant, stating whether the agency agrees that the resubmission is a complete response. If the FDA does not agree that the resubmission is a complete response, the review clock will not start until a complete response is received. If the agency agrees that the resubmission is a complete response, the FDA will classify the resubmission as either Class 1 or 2. FDA aims to review Class 1 resubmissions within two months of receipt or Class 2 resubmissions within six months of receipt. Class 1 resubmissions are resubmissions of an NDA following a complete response letter, which include minor updates or data reanalysis. Class 2 resubmissions include more complex or extensive updates to the NDA. As with the PDUFA timelines for original submissions, these are also subject to extension if the sponsor submits new information. Resubmitted applications may also be subject to FDA inspection of clinical and manufacturing sites, as well as review by FDA Advisory Committees. Following its review of a resubmitted NDA, FDA may issue an approval letter or another CRL.

        Even if we resubmit with the required additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA's satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

        If the ANDA or 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must send notice of the Paragraph IV certification to the NDA and patent holders within a specified timeframe. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the paragraph IV certification, the FDA may not make an approval effective until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant's favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor's decision to initiate patent litigation.

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

        The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies are prohibited from marketing or promoting their drug products for uses outside the approved label, a practice known as off-label promotion. The FDA and other agencies enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, debarment and refusal of government contracts.

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

        Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, are required to label drug product with a product identifier and are required to keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers is also required to be done electronically. Manufacturers must also verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this legislation, manufactures have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Other persons and entities within the drug supply chain are also subject to Drug Quality and Security Act requirements.

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

Coverage and Reimbursement Generally

        The commercial success of Twirla and our other potential product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors provide coverage for and establish adequate coverage of and reimbursement levels for our product candidates. Government authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services. In the United States, the E.U. and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the E.U. will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of our product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance organizations, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers and other third-party payors.

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

Foreign Regulation

        We currently have no plans to seek approval for Twirla outside of the United States. In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Research and Development

        Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $9.8 million, $14.4 million, and $20.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. In 2019, we expect our research and development expenses to remain relatively consistent with 2018 expenses. Research and development expenses in 2019 will consist primarily of those costs associated with the continued development and refinement of our commercial manufacturing process, preparation and resubmission of the NDA for Twirla, and responding to information requests expected to be received from the FDA as part of their review of our NDA resubmission. We have significantly scaled back equipment qualification and validation of our commercial manufacturing process and resumption and completion of these activities will require additional capital.

Intellectual Property

        We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover our Skinfusion® technology, its methods of use, related technologies and other inventions that are important to our business. As more fully described below, our patents and patent applications are directed to our Skinfusion technology or aspects thereof including certain transdermal delivery systems having an active adhesive matrix and methods of using such transdermal delivery systems for controlling fertility. We also rely on manufacturing trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

        More specifically, Twirla® is a transdermal contraceptive hormone delivery system. The system is a patch for application to the skin and contains two API, the hormones LNG, which is a synthetic progestin, and EE, a synthetic estrogen. The API are formulated with a combination of skin penetration enhancers, which promote penetration through the dermis and into the bloodstream, such that effective blood levels of the active agents are achieved to suppress ovulation and thereby prevent pregnancy. One of our other potential product candidates, AG890, is similar to Twirla, except that it contains only a single API, LNG.

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

        U.S. Patent No. 7,045,145 is directed to the adhesive matrix of the transdermal delivery system used in Twirla and expires in March 2021; product-by-process claims cover patches manufactured by drying wet formulations of the active adhesive matrix. U.S. Patent No. 7,384,650, U.S. Patent No. 8,221,784, and U.S. Patent No. 8,221,785 are all directed to the dry final product formulation of the transdermal delivery system used in Twirla and expire in March 2021. U.S. Patent No. 8,221,784 covers both Twirla and AG890. Foreign counterparts to these patents have been granted in Australia, China, India, Israel, and Mexico. U.S. Patent No. 8,883,196 is directed to a method of controlling fertility by applying Twirla or AG890 once each week for three weeks followed by a one-week rest interval, or in an extended regimen without a rest interval for a selected number of weeks and expires November 22, 2020.

        U.S. Patent Nos. 8,246,978, 8,747,888, and 9,050,348 are directed to structural features of the transdermal delivery system used in Twirla and AG890 patch design for transdermal delivery of hormones or of other drugs. As such, these patents protect a platform technology for delivery of LNG, EE, other hormones, and other drugs. These patents expire in July and August 2028. Foreign counterparts have been granted in Australia, Canada, China, Spain, France, Netherlands, Italy, UK, Ireland, Germany, Switzerland, Japan, Russia and New Zealand and one counterpart remains pending in India.

        U.S. Patent Nos. 9,198,876, 9,192,614, 9,198,919 and 9,198,920 and related patents and patent applications are directed to various novel dosing regimens, each of which employs transdermal delivery of contraceptive doses of EE and LNG during a "treatment interval" and transdermal delivery of low dose EE and low dose LNG during a "withdrawal interval". Foreign counterparts are pending or granted in Europe and Canada. We expect these patents will be relevant to two of the products in our pipeline, AG200-SP and AG200-ER, as well as other new potential regimens.

        U.S. Patent No. 9,364,487 is directed to a composition and device for transdermal delivery of LNG for P-only therapy. The composition contains an anti-oxidant to protect the progestin against oxidative degradation caused by other components of the composition. Foreign counterparts are pending or granted in Canada, Europe, India, Japan and Mexico. We expect this patent to be relevant to at least one product in our pipeline, AG890.

Regulatory Exclusivity

        Our NDA for Twirla was submitted under Section 505(b)(2) of the FDCA. Even though Twirla utilizes API that were previously approved in the United States, Twirla utilizes LNG in a new dosage form, specifically a transdermal patch, and we provided new clinical data essential to approval in our NDA to establish the safety and efficacy of Twirla. Therefore, if approved by the FDA, we expect to receive three years of U.S. marketing exclusivity for Twirla. The exclusivity will prohibit the FDA from approving ANDAs and 505(b)(2) NDAs for the conditions of the Twirla approval. We will consider whether we are going to pursue patent term restoration, however, we do not expect to receive patent term restoration because, as explained above, Twirla will not be the first approval of the API.

Employees

        As of December 31, 2018, we had 13 full time employees, including six in research and development and seven in general and administrative roles. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

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

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until December 31, 2019. If on June 28, 2019, the aggregate market value of our voting stock held by non-affiliates is less than $75 million, an auditor attestation report over Internal Controls over Financial Reporting will not need to be included in the 2019 Form 10-K.

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

Risks Related to our Overall Business

We are significantly dependent on the success of our product candidate, Twirla, which requires regulatory approval by the FDA. Our failure to resubmit the Twirla NDA and to receive regulatory approval of Twirla would have a material adverse effect on our business, the value of our common stock and would likely require us to reduce or, even discontinue, operations.

        We have invested significant efforts and financial resources in the development of Twirla, our lead product candidate, and substantially all of our resources are currently dedicated to seeking regulatory approval for Twirla. Failure to receive approval or significant additional delay in obtaining a decision from the U.S. Food and Drug Administration, or FDA, on whether to approve our resubmitted new drug application, or NDA, for Twirla would have a material adverse effect on our business and results of operations, including possible termination of Twirla development and restructuring of our organization, which could include reducing, or even terminating, our operations.

        None of our product candidates has been approved for sale by any regulatory agency. The approval process in the U.S. is uncertain, can take many years and requires the expenditure of substantial resources, and we are unable to predict the timing of when regulatory approval of Twirla may be received, if ever, in any jurisdiction. We have had a long and complicated history seeking regulatory approval for Twirla in the U.S., which has included the submission of our NDA for Twirla twice (first in 2012 and again in 2017), the issuance of two complete response letters, or CRLs, from the FDA in 2013 and 2017, and the need to pursue formal dispute resolution with the FDA after the 2017 CRL. We expect to face significant challenges as we continue to pursue regulatory approval of Twirla, including the likely Advisory Committee review of the safety and efficacy of Twirla, where we expect a discussion regarding the Pearl Index, or PI, an efficacy measurement from our SECURE Phase 3 clinical trial that the FDA noted is substantially higher than other previously approved combined hormonal contraceptives, or CHCs, and a likely pre-approval inspection of our third-party manufacturer's facility, which must be successfully completed prior to approval.

        In addition, we will require additional funding to seek regulatory approval of Twirla and complete the commercial validation of the manufacturing process and commercial launch for Twirla, if approved. Our planned timeline for seeking approval of Twirla and our ability to fund our operations through the period of time necessary potentially to receive approval of Twirla could be adversely affected if we are unable to complete all of the work necessary to respond to the 2017 CRL, our NDA submission is significantly delayed, or we are unable to raise additional capital. If we are unable to obtain sufficient additional funding or generate sufficient revenue and cash flows to continue our operations at planned levels, we may be forced to reduce, or even terminate, our operations.

        Even if Twirla is approved, the labeling approved by the FDA may restrict how and to whom we and our potential partners, if any, may market the product or the manner in which our product may be administered and sold, which could significantly limit the commercial opportunity for Twirla. See, Risks Related to Regulatory Approval for Our Product Candidates, Risks Related to Our Financial Position and Need for Capital, and Risks Relating to the Commercialization of Our Product Candidates," for additional information.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

        Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. We believe that our cash and cash equivalents as of December 31, 2018 along with the proceeds from our private placement completed in March 2019, will be sufficient to meet our projected operating requirements into the fourth quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Pursuant to the receipt of the 2017 CRL, the formal dispute resolution process with the FDA, the suggestion by the FDA that we conduct a comparative wear study with Twirla and Xulane, and the subsequent delay in the approval timeline for Twirla and as a result of our financial condition and other factors described herein, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. Our future success depends on our ability to raise additional capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we then may be unable to complete the development of Twirla and may also be required to further cut operating costs, forego future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.

Risks Related to the Regulatory Approval for Our Product Candidates

We have not obtained regulatory approval for any of our product candidates in the United States or any other country, and such approval or approvals may never be granted or may be substantially delayed if regulatory authorities require additional time or studies to assess the safety and efficacy of our product candidates.

        We currently do not have any product candidates that have gained regulatory approval for sale in the United States or any other country, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for and successfully commercialize product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval to market each product candidate from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. We are not currently pursuing any regulatory approvals for Twirla or any other potential product candidate outside the United States.

        Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate in, or rely on data from, preclinical studies and well-controlled clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In the United States, it is necessary to submit an NDA to obtain FDA approval. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate's safety and efficacy for each desired indication, although we may partially rely on published scientific literature or the FDA's prior approval of similar products. The NDA must also include significant information regarding the chemistry, manufacturing and controls, or CMC, for the product. The FDA may further inspect our manufacturing facilities to ensure that the facilities can manufacture our product candidates and our products, if and when approved, in compliance with the applicable regulatory requirements, as well as inspect our clinical trial sites to ensure that our studies are properly conducted. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. Upon submission, or resubmission, of an NDA, the FDA must make an initial determination that the application is sufficiently complete to accept the submission for filing. We cannot be certain that any submissions we might make will be accepted for filing and review by the FDA, or ultimately be approved.

        If the application is not approved, the FDA may require that we conduct additional clinical or preclinical trials, reformulate the product, address issues with our manufacturing process or facilities, or take other actions before it will reconsider our application. If the FDA requires additional studies or data, or if the FDA determines that our comparative wear study of Twirla and Xulane does not support the conclusion of adequate Twirla adhesion and requires us to reformulate Twirla before resubmitting the Twirla NDA, or if the FDA, an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval, we may never receive marketing approval or we would incur delays in the marketing approval process and increased costs, which may require us to expend more resources than we have available. Studies required to demonstrate the safety and efficacy of our product candidates are time consuming, expensive and together take several years or more to complete, and approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate's clinical development and may vary among jurisdictions and could lead to additional costs and delays. In addition, the FDA may not consider any additional information to be complete or sufficient to support approval.

        For instance, we have had a long and complicated history seeking regulatory approval for Twirla in the U.S., which has included the submission of our NDA for Twirla twice (first in 2012 and again in 2017), the issuance of two complete response letters, or CRLs, from the FDA in 2013 and 2017, and the need to pursue formal dispute resolution with the FDA after the 2017 CRL. We expect to face significant challenges as we continue to pursue regulatory approval of Twirla, including the likely Advisory Committee review of the safety and efficacy of Twirla, including an efficacy measurement from our SECURE Phase 3 clinical trial that FDA noted is substantially higher than other previously approved combined hormonal contraceptives and a likely pre-approval inspection of our third-party manufacturer's facility, which must be successfully completed prior to approval. For more information on our regulatory history for Twirla, see Part 1, Item 1, "Business—Twirla Clinical Development Program and Regulatory History."

        Typically, Advisory Committees will provide responses to specific questions asked by the FDA, including the committee's view on the approvability of the product candidate under review. Advisory Committee decisions are not binding but an adverse decision at the Advisory Committee may have a negative impact on the regulatory review of Twirla. The Advisory Committee may recommend non-approval for Twirla or may recommend approval with label restrictions. Even if the Advisory Committee determines that the benefits of Twirla outweigh its risks and recommends approval, the FDA could still conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population. Accordingly, the FDA may not approve our Twirla NDA. Alternatively, the FDA may determine that for a specific subgroup of patients, Twirla has lower efficacy and presents a higher risk, necessitating labeling restrictions, statements or warnings. For instance, the FDA may require labeling restrictions, statements or warnings on the use of Twirla for patients in certain BMI categories. We also may not obtain approval of Twirla based on these data or any other basis, or if approved, may only receive approval with significant labeling restrictions.

        There is no guarantee that the data obtained from the SECURE clinical trial, our comparative wear study, or any other clinical trial, or our changes to the manufacturing testing process and specifications to address the 2017 CRL's findings will be supportive of, or guarantee, or result in our successfully obtaining timely FDA approval of Twirla for a commercially viable indication, if at all. We plan to resubmit our NDA for Twirla with the clinical data from the SECURE clinical trial, our comparative wear study, and additional information and analyses responding to the 2017 CRL. When we do resubmit, the FDA could determine that the trial did not meet its objectives, or the FDA could still have concerns about the conduct of the SECURE clinical trial, including regarding discontinuance of subjects from the trial, the rate of unscheduled bleeding, and subject delays in patch application, which were factors mentioned in the 2017 CRL. While we designed the protocol for the SECURE clinical trial in consultation with the FDA after the 2013 CRL and completed analyses to address the issues raised in the 2013 CRL, and are completing the analyses and other requested items from the 2017 CRL, there is no guarantee that the FDA will deem such steps to be sufficient to address those issues when they are formally reviewed as a part of an NDA resubmission or to demonstrate safety and efficacy to the satisfaction of the FDA. The FDA may also find that our manufacturing testing and specification changes do not address its CRL findings. Moreover, we cannot guarantee that we will resubmit our Twirla NDA for numerous reasons, including if we believe we are unable to respond to the issues raised in the 2017 CRL.

        In addition to a review of the safety and efficacy of Twirla, the FDA must determine that Corium's manufacturing facilities meet certain FDA requirements for product manufacturing, before granting product approval and before we can use them in the commercial manufacture of our products. We cannot assure you that Corium's responses to the objectionable conditions found during the FDA's facility inspection will adequately address the issues communicated by the FDA in the 2017 CRL. We also expect that the FDA will re-inspect the Corium facilities during its review of our planned resubmission before approval can be granted. The FDA may also determine that our responses to the deficiencies in the 2017 CRL and Corium's responses to the manufacturing facility inspection objectionable conditions are not sufficient or require product development and additional analyses and/or studies and deny approval of the Twirla NDA on this basis as well. The FDA may also find additional objectionable conditions upon re-inspection of the Corium facility. If the FDA does not approve the Corium facility for the manufacture of Twirla, or if Corium is not able to address the objectionable conditions found by the FDA, the FDA could withhold approval or we may need to find an alternative supplier, which will take time and monetary expenditures, and which we may not be able to do on favorable terms to us or at all.

        We plan on resubmitting our Twirla NDA in the second quarter of 2019. Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA. Upon resubmission, there can be no assurance that we will address the outstanding FDA questions in a manner sufficient for approval in the U.S.

        In addition to the factors discussed above, delays in regulatory approvals or rejections of applications for regulatory approval in the United States, or any other markets may result from many other factors, including:

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

  •
  A government shutdown delays or constrains the FDA's ability to complete NDA reviews according to PDUFA timelines;

  •
  Regulatory requests for additional product design work and testing;

  •
  Regulatory questions regarding interpretations of data and results and the emergence of new information regarding our product candidates or other products;

  •
  Regulators may not agree with our analyses, may interpret our data and study results differently than we do, or many not find our study results supportive of approval;

  •
  Clinical holds, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;

  •
  Failure to reach agreement with the FDA or non-U.S. regulators regarding the scope or design of our clinical trials;

  •
  Unfavorable or inconclusive results of clinical trials and supportive nonclinical studies, including unfavorable results regarding safety or efficacy of our product candidates during clinical trials;

  •
  Any determination that a product candidate presents an unacceptable health risk or that the product candidate's risks are not sufficiently outweighed by associated benefits;

  •
  Corium's inability to adequately resolve the objectionable conditions observed by the FDA when inspecting the facility or our inability to find an alternative supplier;

  •
  We may be unable to obtain approval for the manufacturing processes or Corium's facilities with whom we contract for clinical and commercial supplies;

  •
  FDA determines that our statistical analyses are not sufficient to support approval;

  •
  Failure of manufacturers to comply with FDA's or comparable regulatory authorities' requirements for the manufacture of products and product candidates;

  •
  FDA or comparable regulatory authority determinations that our manufacturing processes, specifications, or tests are not sufficient or acceptable;

  •
  FDA or comparable regulatory authority determinations that our clinical trials were not properly conducted or that such conduct did not comply with regulatory requirements;

  •
  Our inability to obtain agreement from the FDA on product labeling; and

  •
  We may have insufficient funds to pay the significant user fees required by the FDA upon the filing of any future NDAs.

The FDA has disagreed with our interpretation of clinical results obtained from the SECURE clinical trial. Our results from the SECURE clinical trial and our other studies do not guarantee support for regulatory approval of our NDA, and, even if the data from SECURE clinical trial or any other study are deemed to be positive by the FDA, the FDA may disagree with other aspects of the SECURE clinical trial or our other studies and decline to approve Twirla for the proposed indication.

        In connection with our planned resubmission of the Twirla NDA in response to the 2017 CRL, we cannot predict whether regulators will agree with our conclusions regarding the results of the SECURE clinical trial or any clinical trials we have conducted to date, including our comparative wear study, or will conduct prior to resubmitting the Twirla NDA, including whether our data are reliable and generalizable, demonstrate adequate adhesion properties and/or demonstrate adequate safety and efficacy sufficient for approval. Even if we believe that the data from the SECURE clinical trial and our comparative wear study are positive, the FDA could determine that the data from the SECURE clinical trial or the comparative wear study were negative or inconclusive or could reach a different conclusion than we did on that same data.

        However, ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index. A fuller assessment of the clinical outcomes from the SECURE trial, and specifically the safety and efficacy of Twirla, will need to be conducted by the FDA and a likely Advisory Committee when or if we resubmit our NDA for Twirla. For more information about the clinical development of Twirla and our SECURE Phase 3 clinical trial, please see Part 1, Item 1, "Business—Overview" and Item 1, "Business—Twirla Clinical Development Program and Regulatory History."

        Even if the Advisory Committee determines that the benefits of Twirla outweigh its risks for either the full study population or a subgroup, and recommends approval, the FDA could still decline to approve the product candidate. By example, the FDA may not agree with our analysis of the relationship between BMI and efficacy for Twirla and the FDA may interpret our overall data differently than we do and may decline to approve Twirla on this or any other basis. FDA may conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population. FDA may, accordingly, not approve Twirla or may require labeling statements or warnings concerning use of Twirla in specific subgroups, such as the non-obese study population. FDA may also decline to approve Twirla on any other basis.

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

        The FDA has significant discretion in the review process, and we cannot predict whether the FDA will agree with our conclusions regarding the results of the SECURE clinical trial, including whether our data are reliable and generalizable. For example, the FDA has in the past and in the future may disagree with our calculations relating to the number of pregnancies occurring on study, or may view the SECURE clinical trial data, and other information and analyses as insufficient to demonstrate a favorable benefit/risk profile for approval for the proposed indication. Ultimate approvability of a hormonal contraceptive is based on a risk/benefit assessment of the overall safety and efficacy profile of a product, not only a specific Pearl Index. However, upon any future NDA resubmission, the FDA may find that the Twirla Pearl Index does not support a satisfactory benefit/risk profile to permit product approval.

        At any future point in time, the FDA could require us to complete further clinical or preclinical trials or take other actions which could delay or preclude approval of the NDA and would require us to obtain significant additional funding. Changes to regulatory requirements, approval requirements, or guidance may also delay or preclude NDA approval. There is no guarantee such funding would be available to us on favorable terms, if at all, nor is there any guarantee that FDA would consider any additional information complete or sufficient to support approval.

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

        Any undesirable adverse effects that may be caused by our product candidates could interrupt, delay or halt clinical trials and could result in more restrictive labeling or the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. For instance, the FDA may determine that for specific subgroups of patients, Twirla has lower efficacy and presents a higher risk. Accordingly, the FDA may not approve our Twirla NDA or may require labeling restrictions, statements or warnings. By example, the FDA may require labeling restrictions, statements or warnings on the use of Twirla for patients in certain BMI categories. Adverse effects in any clinical trial could also impact subject recruitment or the ability or willingness of enrolled subjects to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Our development and commercialization strategy for Twirla depends, in part, on published scientific literature and the FDA's prior findings regarding the safety and efficacy of approved products containing Ethinyl Estradiol and Levonorgestrel based on data not developed by us, but upon which the FDA may rely in reviewing our NDA.

        The Hatch-Waxman Act added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA's previous findings of safety and efficacy for an approved product. The FDA also requires companies to perform additional clinical trials or measurements to support any deviation from the previously approved product and to support the reliance on the applicable published literature or referenced product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the reference product's label, including a boxed warning, or may require additional limitations, contraindications, warnings or precautions. We have submitted an NDA for Twirla under Section 505(b)(2) and as such the NDA relied, in part, on the FDA's previous findings of safety and efficacy from investigations for approved products containing ethinyl estradiol, or EE, and levonorgestrel, or LNG, and published scientific literature for which we have not received a right of reference. We also plan to rely on the 505(b)(2) pathway for our other product candidates. We received the 2013 CRL in response to our initial Section 505(b)(2) NDA for Twirla, as well as the 2017 CRL in response to our NDA resubmission. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval for Twirla, the FDA may require us to perform additional clinical trials or measurements to support approval over and above the clinical trials that we have already completed. By example, in accordance with FDA's suggestion, we completed a wear study of Twirla's adhesion properties. In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years some pharmaceutical companies and others have objected to the FDA's interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA's interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) NDAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of our product candidates, including Twirla.

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

Risks Related to Our Financial Position and Need for Capital

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. Management has concluded that these factors raise substantial doubt about our ability to continue as a going concern.

        We have incurred losses in each year since our inception in December 1997. Our net loss was $19.8 million, $28.3 million and $28.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of approximately $241.6 million. We believe that our cash and cash equivalents as of December 31, 2018 along with the proceeds from our private placement completed in March 2019, will be sufficient to meet our operating requirements into the fourth quarter of 2019 and will not be sufficient to fund our current and planned operations through the 12 months following the date on which this Annual Report on Form 10-K is filed, which raises substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future.

        Specialty pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur expenses without corresponding revenues until we are able to obtain regulatory approval and subsequently sell Twirla in significant quantities, which may not happen. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We expect we will need to incur additional expenses as we complete the development of Twirla, respond to the 2017 CRL and seek regulatory approval of Twirla, complete the qualification and validation of our commercial manufacturing process, initiate pre-launch commercial activities, commercially launch Twirla, advance our other potential product candidates and expand our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to fund our operating needs for the remainder of the fourth quarter of 2019 and beyond, including among other items, preparation for an anticipated Advisory Committee meeting, the resumption and completion of our commercial plan for Twirla, which primarily includes validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. Our planned timeline for seeking approval of Twirla and our ability to fund our operations through the period of time necessary to receive approval of Twirla, if at all, could be adversely affected based on our ability to complete the activities and gather the information necessary to respond to the issues raised in the 2017 CRL and funding available to complete these activities. We may not be able to obtain sufficient additional funding to continue our operations at planned levels and be forced to reduce, or even terminate, our operations. To date, we have financed our operations primarily through sales of common stock, convertible preferred stock and convertible promissory notes and to a lesser extent, through term loans and government grants. Our product candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue.

        Assuming we obtain FDA approval, and assuming we obtain the additional funding we will require, we expect that our expenses will increase as we prepare for the commercial launch of Twirla. As a result, we expect to continue to incur substantial losses for the foreseeable future, and these losses may increase. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise additional capital. We are significantly dependent on the success of Twirla, and if we do not obtain FDA approval of Twirla and/or are unable to obtain additional funding, we will need to reassess our operating capital needs and may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

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

        In addition, because of the numerous risks and uncertainties associated with product candidate development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond our current expectations and resources if the FDA does not agree that the results of the comparative wear study of Twirla and Xulane support resubmission of our Twirla NDA, and we are required by the FDA or other regulatory authorities to reformulate Twirla, and/or to perform studies or conduct additional work for any other reason to support regulatory approval in addition to those that we currently anticipate. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of these products.

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

        Our operations have consumed substantial amounts of cash since inception. From our inception to December 31, 2018, we have cumulative net cash flows used by operating activities of $211.6 million. We will need to obtain large amounts of additional capital to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to develop our other potential product candidates, for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

        In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending our ability to address the 2017 CRL and receive approval of Twirla. In June 2018, we announced a reduction in our workforce, which resulted in the termination of approximately thirty percent of our employees. This workforce reduction, along with other reductions in our planned operating expenses, was designed to reduce operating expenses and preserve cash while we pursued formal dispute resolution, which is now complete. As a result of these planned cost reductions, we believe that our cash and cash equivalents as of December 31, 2018, which were $7.8 million, along with the proceeds from our private placement completed in March 2019 will be sufficient to meet our projected operating requirements into the fourth quarter of 2019. We will require additional capital to fund operating needs for the remainder of the fourth quarter of 2019 and beyond, including among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. Accordingly, we will be required to obtain further funding through other public or private offerings, debt financing, collaboration or licensing arrangements or other sources.

        Our planned timeline for seeking approval of Twirla and our ability to fund our operations through the period of time necessary to receive approval of Twirla, if at all, could be adversely affected based on our ability to complete the activities and gather the information necessary to respond to the issues raised in the 2017 CRL and funding available to complete these activities. We may not be able to obtain sufficient additional funding to continue our operations at planned levels and be forced to reduce, or even terminate, our operations. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed or on attractive terms, or we are unable to enter into strategic collaborations, we then may be unable to complete the development of Twirla and may also be required to further cut operating costs, delay, reduce or eliminate our research and development programs or future commercialization efforts or even terminate our operations, which may involve seeking bankruptcy protection. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. For instance, we cannot assure you that the FDA will approve Twirla, that the FDA's timeline for review will be within six months, or that we will timely complete the qualification and validation of our commercial manufacturing process. We have based this estimate on a number of assumptions that may prove to be wrong and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. If we choose to accelerate elements of our commercial plan or we encounter any unforeseen events that affect our business plan, we may choose to raise additional funds to provide us with additional working capital. Our inability to obtain additional funding when we need it could seriously harm our business and we may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

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

        Assuming FDA approval, Twirla will be the first product that we commercialize. The rest of our pipeline of products are in earlier stages of clinical development and will require additional clinical and product development and funding in order to advance towards commercialization, which could take considerable time. If Twirla is not approved, our business, results of operations and ability to advance our pipeline, would be significantly adversely affected. In addition, we will require additional capital for the validation of our commercial manufacturing process and commercial launch of Twirla, if approved. Our ability to generate revenues and become profitable will depend in large part on the commercial success of Twirla. Potential prescribers of Twirla include physicians, nurse practitioners, or NPs, physician's assistants, or PAs, and pharmacists. Registered Pharmacists are authorized to prescribe contraceptives in some states, and other states have pending legislation that would allow pharmacists to prescribe contraceptives. If Twirla or any other product that we commercialize in the future does not gain an adequate level of acceptance among prescribers, patients and third parties, we may not generate significant product revenues or become profitable. Market acceptance of Twirla, and any other product that we commercialize, by prescribers, patients and third-party payors will depend on a number of factors, some of which are beyond our control, including:

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

  •
  Limitations or warnings contained in our product's FDA approved labeling, including safety warnings and precautions and limitations on the use of Twirla for women based on BMI or weight; and

  •
  Distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan.

        For example, if Twirla is approved by the FDA, prescribers and patients may not be immediately receptive to a transdermal contraceptive system, as opposed to a pill or any other method, and may be slow to adopt it as an accepted treatment for the prevention of pregnancy. In addition, even though we believe Twirla has significant advantages over other treatment options, because no head-to-head trials comparing the safety and efficacy of Twirla to the competing approved patch product have been conducted, the prescribing information approved by the FDA would not contain claims that Twirla is safer or more effective than the currently approved patch product, or other claims that may be necessary for successful marketing of Twirla. The availability of numerous inexpensive generic forms of contraceptive products may also limit acceptance of Twirla among prescribers, patients and third-party payors. If Twirla does not achieve an adequate level of acceptance among prescribers, patients and third-party payors, we may not generate significant product revenues or become profitable.

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

  •
  Limitations on use or warnings contained in FDA-approved labeling, which could include, for example, restrictions, statements or warnings on the use of Twirla for women based on BMI or weight;

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

        In addition, even if we obtain regulatory approval, the timing of an approval may reduce our ability to commercialize Twirla successfully. For example, if the approval process takes too long, we may miss market opportunities, give other companies the ability to develop competing products, and require us to raise additional capital, which could delay our commercial launch. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render Twirla not commercially viable. For example, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials or other post-marketing commitments, including REMS, or may approve Twirla with a label that contains fewer, or more limited, indications than requested, a more limited patient population that requested, warnings, precautions or contraindications, including boxed warnings, and the label may not include the claims necessary or desirable for the successful commercialization of Twirla. Any of the foregoing scenarios could materially harm the commercial prospects for Twirla.

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

        The proportion of the U.S. market that is made up of generic products has been increasing over time. For example, in 2005, generic contraceptive products held 47% of prescription volume and 34% of sales and, by 2011, those values had risen to 68% and 44%, respectively. Recently, Congress and the FDA have taken steps to increase generic competition in the market. If this trend continues, it may be more difficult to introduce Twirla, if approved, as a branded contraceptive, at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to introduce Twirla in order to overcome the trend towards generics and to gain access to reimbursement by payors. If we are unable to introduce Twirla at a price that is commensurate with that of current branded contraceptive products, or we are unable to gain reimbursement from payors for Twirla, or if patients are unwilling to pay any price differential between Twirla and a generic contraceptive, our revenues will be limited. For example, in light of the introduction of the generic version of the Ortho Evra product by Mylan Inc. in April 2014, and the subsequent discontinuation of distribution of Ortho Evra in October 2014 by Janssen, in order to be competitive and gain market share, we may increase the rebates available to commercial payors or we may provide incentives to consumers covered by non-governmental payors, such as coupons or rebates, in order to make up for the difference in the co-payment for Twirla and the generic patch product.

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

  •
  The FDA held a Joint Meeting of the Advisory Committees for Reproductive Health Drugs and Drug Safety and Risk Management on December 9, 2011. The Committees concluded that users of Evra have an increased risk of venous thromboembolism, or VTE compared to users of second-generation contraceptives, such as those containing LNG. The Committees, through a vote, concluded that the benefits of Evra outweighed the risks, but that the current package insert did not adequately reflect the risk/benefit profile.

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

        There are other contraceptive product candidates in development that, if approved, would potentially compete with Twirla. Specifically, Bayer has a contraceptive patch approved in the European Union, or E.U. Bayer entered into a license and distribution agreement for the sale of this contraceptive patch in Europe with Gedeon Richter Ltd. Other companies that have new hormonal contraceptive product candidates in various stages of development include Allergan (progestin-only vaginal ring for which they received a CRL from the FDA), The Population Council in collaboration with Antares Pharma, Inc. (transdermal gel contraceptive in Phase 2) ), and Mithra Pharmaceuticals SA (combination oral contraceptive in Phase 3).

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

        In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of our product candidates and reduce our profitability.

        Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, are required to label drug product with a product identifier and are required to keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers is required to be done electronically. Manufacturers must also verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this legislation, manufactures have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

        As a third-party manufacturer, Corium's business operations are completely beyond our control and we have no influence over whether Corium changes its management or its business operations, or discontinues them entirely. For example, in 2018 Corium was acquired by Gurnet Holding Company, or GHC. Following completion of the transaction, Corium became a private company, wholly owned by GHC. Corium has announced that it plans to continue its operations in Grand Rapids, Michigan, where Twirla is expected to be commercially manufactured, if approved, and where clinical Twirla supply is manufactured. While we currently have no indication that the acquisition will impact the manufacture of Twirla, we cannot guarantee that the acquisition will not disrupt the manufacture of Twirla, that contract manufacturing will remain part of Corium's business model, or that as a result of the acquisition, there will not be other unforeseen changes that could materially affect the manufacture of Twirla.

        Furthermore, we do not control the manufacturing process of Twirla, and are completely dependent on Corium for compliance with the FDA's manufacturing regulatory requirements for manufacture of Twirla, our other potential product candidates and our products, if and when approved. If Corium or other contract manufacturers that we may use cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. The facilities used by Corium to manufacture our product candidates must be approved by the FDA pursuant to inspections that are conducted in connection with the FDA's review of our NDA for Twirla.

        While Corium has provided the FDA with responses to each of the observations made during the FDA's facility inspection in 2017, the sufficiency of these responses, as well as our responses concerning the quality control adhesion test methods and specifications, will be evaluated by the FDA after we resubmit the NDA for Twirla. We expect that the FDA will re-inspect our manufacturing partner's facilities during its review of our planned resubmission before approval can be granted. The FDA may determine that our responses to the manufacturing deficiencies in the 2017 CRL and Corium's responses to the past or future manufacturing facility inspection objectionable conditions are not sufficient or require product development and additional analyses and/or studies and deny approval of the Twirla NDA on this basis as well. For example, the FDA could determine that we and Corium have not established comparability between the manufacturing process used in producing the clinical supplies for our SECURE clinical trial and the manufacturing process Corium plans to use to produce commercial supplies of Twirla, if approved, or that we or Corium have not adequately addressed the FDA's 2017 CRL and PAI comments and findings, which in turn could require us and Corium to perform additional work, incur significant costs and delay the timeline for the resubmission of our NDA and/or approval of Twirla. The FDA may also find additional objectionable conditions upon re-inspection of the Corium facility. If the FDA does not approve the Corium facility for the manufacture of Twirla, or if Corium is not able to address the objectionable conditions found by the FDA during past or future inspections, the FDA may deny approval of Twirla or we may need to find an alternative supplier, which will take time and monetary expenditures, and which we may not be able to do on favorable terms to us or at all. For more information on Twirla's manufacturing and regulatory history of Twirla, please see Part 1, Item 1, "Business—Twirla Clinical Development Program and Regulatory History," "Business—Manufacturing," and "Business—Strategic Agreements."

        In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities that would also require FDA approval, and which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Moreover, if our contract manufacturer cannot successfully manufacture materials that conform to our specifications and the strict regulatory requirements of the FDA, we may be subject to other regulatory enforcement action such as adverse inspectional findings, Warning Letters, Untitled Letters, recall requests, withdrawal of product or investigational approvals, clinical holds or termination of clinical trials, refusals to approve pending applications, disgorgement, restitution, exclusion from federal healthcare programs, product seizures and detention, consent decrees, corporate integrity agreements, criminal and civil penalties, including imprisonment, refusal to permit import or export of the product and injunction against or restriction of manufacture or distribution. If our contract manufacturer experiences issues in its manufacturing process or is unable to produce clinical supplies in adequate quantity and quality, our clinical trials could be delayed, or our ability to receive regulatory approval of our product candidates could be negatively affected. Additionally, if there are changes to the manufacturing process for Twirla or to our formulation for Twirla that require a change in the manufacturing process, we could experience significant additional cost and our ability to receive regulatory approval could be delayed.

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

        Because we outsource all of our manufacturing processes, there is no guarantee that there will be sufficient supplies to fulfill our requirements or that we may obtain such supplies on acceptable terms. Although Corium intends to enter into agreements with critical manufacturers, component fabricators and secondary service providers to secure commercial supply of Twirla, not all of such suppliers and service providers will be under contract. Any delays in obtaining adequate supplies of our product candidates could limit our ability to meet clinical and commercial demand for Twirla, if approved.

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

        Our product candidates may compete with other products and product candidates for access to manufacturing resources and facilities. There are a limited number of manufacturers that operate in compliance with the FDA's manufacturing requirements and that are both capable of manufacturing for us and willing to do so. If our existing third-party manufacturer, or the third parties that we may engage in the future to manufacture a product for commercial sale or for our clinical trials, should cease to continue to manufacture our product candidates for any reason, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify alternative suppliers. If for any reason we are unable to obtain adequate supplies of our product candidates or the components used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

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

        We, through our manufacturing partner Corium, rely on a number of third parties for the supply of active ingredients, other raw materials and laboratory services for the supply of our product candidates and, assuming FDA approval, commercialization of Twirla. Our ability to develop our product candidates depends, in part, on Corium's ability to successfully obtain the components used to manufacture our product candidates, in accordance with regulatory requirements and in sufficient quantities for clinical testing and later commercialization. If Corium fails to develop and maintain supply relationships with these third parties, we may be unable to continue to develop our product candidates or commercialize any approved products in the future. Moreover, these third parties will be subject to FDA inspection. If these third parties do not comply with the FDA's regulatory requirements, we may not be able to receive or maintain approval for Twirla or any of our other product candidates, and we may be subject to other regulatory enforcement action such as adverse inspectional findings, Warning Letters, Untitled Letters, recall requests, withdrawal of investigational approvals, clinical holds, or termination of clinical trials, refusals to approve pending applications, disgorgement, restitution, exclusion from federal healthcare programs, product seizures and detention, consent decrees, corporate integrity agreements, criminal and civil penalties, including imprisonment, refusal to permit import or export of the product and injunction against or restriction of manufacture or distribution.

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

        Even if we obtain U.S. regulatory approval of Twirla or other potential product candidates, the FDA may still impose significant restrictions on their indicated uses, including more limited patient populations, require that precautions, contraindications, or warnings be included on the product labeling, including boxed warnings, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Claims that we may make may also be restricted through our approved labeling. For instance, the FDA may require labeling restrictions, statements or warnings on the use of Twirla for patients in certain BMI categories, which could limit the commercial potential of the product, if approved. The FDA may further require us to include other information and/or data in the label for Twirla that may make it more difficult for us to successfully commercialize the product, if approved. For instance, the FDA may require us to include the Pearl Index results from the previously conducted Phase 3 trials, which were higher than the SECURE clinical trial's overall and certain sub-group Pearl Index results. We will discuss specific labeling requirements with the FDA in the future.

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

        In addition, if Twirla and our other potential product candidates are approved, our product labeling, advertising and promotional materials would be subject to regulatory requirements and continuing review by the FDA, Department of Justice, Department of Health and Human Services' Office of Inspector General, state attorneys general, members of Congress and the public. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product's approved labeling, a practice known as off-label promotion. If we receive marketing approval for Twirla or our other potential product candidates, physicians may nevertheless prescribe the products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed. For example, we believe that Twirla, if approved, will have labeling consistent with other marketed hormonal contraceptive products, which include class labeling that warns of risks of certain serious conditions, including venous and arterial blood clots, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease, and hypertension, and a boxed warning regarding risks of smoking and CHC use, particularly in women over 35 years old that smoke. However, regulatory authorities may require the inclusion of additional statements about adverse events in the label, including additional boxed warnings or contraindications, as well as additional labeled statements or warnings, such as restrictions, statements or warnings on the use of Twirla for women based on BMI or weight.

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

        We have received conditional approval from the FDA for the use of Twirla as the proprietary name for our lead product candidate, AG200-15. However, this approval is conditioned upon a further and final review by the FDA at the time of NDA approval. If and when we resubmit the Twirla NDA, we would expect the FDA to perform a final review of Twirla as a proprietary name. Additionally, any name we intend to use for our other potential product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

  •
  Our patents may face paragraph IV challenges from potential generic 505(b)(2) applicants, asserting that our applicable patents are invalid, enforceable, or will not be infringed by the manufacture, use, or sale of the competitive drug product;

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

        On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a "first to file" system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in post-grant proceedings including reexamination, post-grant review, inter partes review, or derivation or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

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

        A key element of our long-term strategy is to develop, obtain regulatory approval for and commercialize our portfolio of potential product candidates in addition to Twirla. To do so, we plan to utilize our proprietary transdermal delivery technology, Skinfusion®, to develop additional potential product candidates. We may not be successful in our efforts to develop our portfolio of additional potential product candidates, and any product candidates we do develop may not produce commercially viable products that safely and effectively treat their indicated conditions. To date, our efforts have identified three additional potential product candidates in addition to Twirla, including AG200-ER, which is a regimen designed to allow a woman to extend the length of her cycle, AG200-SP, which is a regimen designed to provide shorter, lighter periods, and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen. AG200-SP and AG200-ER are intended to be Twirla line extensions that would expand the use of Twirla beyond its initial approved use. In July 2016, we began preparations for an initial Phase 2 clinical trial examining the use of AG200-SP along with a smaller lower dose combination EE/LNG patch (SmP) in the fourth week of the woman's cycle. We have decided to postpone the trial and will continue to evaluate the timing for initiating dosing of subjects for this Phase 2 clinical trial, which is dependent on financial and other capital resources. Our planned Phase 2 clinical trial of AG200-SP (SmP) is only the initial clinical trial in this program and AG200-SP (SmP) will require additional clinical trials to establish the safety and efficacy of this product candidate. The other potential product candidates in our pipeline will require additional product development efforts to optimize patch formulations and dosing. In addition, we will need to conduct additional clinical trials to establish the safety and efficacy of these potential product candidates, which will require additional capital. We would be unable to develop these potential product candidates, in particular AG200-SP and AG200-ER, if we are unable to get Twirla approved. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to resume and complete the commercialization plan for Twirla, if approved, and to advance the development of our other potential product candidates.

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

        As of December 31, 2018, we had a total of 13 full-time employees after a reduction in our workforce, which resulted in the elimination of the positions of several employees primarily from our commercial and clinical teams, representing approximately thirty percent of our employees. We use third-party consultants to assist with our current, limited sales and marketing functions. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, commercial, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla, if approved, and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

  •
  A decline in our stock price; and

  •
  Exposure to adverse publicity.

        We have obtained limited product liability insurance coverage for our clinical trials with a $10.0 million annual aggregate coverage limit. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of product candidates we develop. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

        As a public company, we continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Capital Market, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure controls and internal control over financial reporting and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. We estimate that we will annually incur approximately $2.0 million in expenses in response to these requirements.

        Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. However, for as long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company." We will remain an emerging growth company until December 31, 2019. If on June 28, 2019, the aggregate market value of our voting stock held by non-affiliates is less than $75 million, an auditor attestation report over Internal Controls over Financial Reporting will not need to be included in the 2019 Form 10-K.

        Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. We will incur substantial accounting expense and expend significant management efforts to comply with internal control over financial reporting requirements. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with these requirements in a timely manner or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Capital Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

Business interruptions could delay us in the process of developing our product candidates and could disrupt our sales.

        Our headquarters are located in Princeton, New Jersey, and Corium, our contract manufacturer, is located in Grand Rapids, Michigan. We are vulnerable to natural disasters, such as severe storms and other events that could disrupt our or Corium's operations. We do not carry insurance for natural disasters, and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.

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

Our employees, independent contractors, principal investigators, CROs, manufacturers, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could significantly harm our business.

        We are exposed to the risk that employees, independent contractors, principal investigators, CROs, manufacturers, consultants, commercial partners and vendors may engage in fraudulent or other illegal activity, fraud or other misconduct. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates: (i) the law and regulations of the FDA and non-U.S. regulators, including those laws that require the reporting of true, complete and accurate information to the FDA and non-U.S. regulators, (ii) healthcare fraud and abuse laws and regulations in the United States and abroad and (iii) laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct in violation of these laws may also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including regulatory enforcement actions, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, corporate integrity agreements, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code of 1986, as amended, and may be subject to further limitation as a result of our initial public offering.

        Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax-exempt rate and the value of the company's stock immediately before the ownership change. We may be unable to offset future taxable income, if any, with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will expire between 2018 and 2037 if we have not used them. Net operating loss carryforwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Code.

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

Risks Related to Ownership of Our Common Stock

We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

        On July 2, 2018, we received a letter from The Nasdaq Stock Market LLC, or Nasdaq, indicating that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1). Nasdaq Listing Rule 5450(a)(1) requires that companies listed on the Nasdaq Global Market maintain a minimum closing bid price of at least $1.00 per share. The notification of noncompliance had no immediate effect on the listing or trading of our common stock.

        Under Nasdaq Listing Rule 5810(c)(3)(A), we had a 180-calendar day grace period, or until December 31, 2018, to regain compliance by meeting the continued listing standard. The continued listing standard would have been met if our common stock had a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period.

        We did not come into compliance by December 31, 2018. On January 2, 2019, we received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of our stock to the Nasdaq Capital Market. Following the transfer of the listing, we have been granted an additional 180 calendar day period to regain compliance with Nasdaq's $1.00 minimum bid price requirement. The additional 180-day grace period will end on July 1, 2019.

        If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. At that time, we may appeal the Nasdaq staff's determination to a Hearings Panel.

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

We expect that our stock price may fluctuate significantly.

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

  •
  Sales of our common stock by us, our insiders or our other stockholders; and

  •
  General economic and market conditions.

        These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and the Nasdaq Capital Market and the stock prices of pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

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

        As of December 31, 2018, our executive officers, directors, director nominees, holders of 5% or more of our capital stock and their respective affiliates together beneficially owned approximately 36.8% of our outstanding voting stock.

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

We will have broad discretion in how we use the net proceeds from our public and private offerings. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

        We will have considerable discretion in the application of the net proceeds from our completed public and private offerings. As a result, investors will be relying upon management's judgment with only limited information about our specific intentions for the use of the balance of the net proceeds from our completed public and private offerings. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from our completed public and private offerings in a manner that does not produce income or that loses value.

We are an "emerging growth company" and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company." We will remain an emerging growth company until December 31, 2019. If on June 28, 2019, the aggregate market value of our voting stock held by non-affiliates is less than $75 million, an auditor attestation report over Internal Controls over Financial Reporting will not need to be included in the 2019 Form 10-K.

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

        Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Capital Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

        Our common stock was listed on the Nasdaq Global Market under the symbol "AGRX" from May 23, 2014 through January 2, 2019. Beginning on January 3, 2019, our common stock has been listed on the Nasdaq Capital Market under the symbol "AGRX".

	High	Low
Year Ended December 31, 2018
Fourth Quarter	$1.30	$0.33
Third Quarter	$0.92	$0.23
Second Quarter	$3.00	$0.49
First Quarter	$3.92	$2.40
Year Ended December 31, 2017
Fourth Quarter	$5.40	$1.93
Third Quarter	$5.60	$3.04
Second Quarter	$4.25	$2.90
First Quarter	$5.81	$1.82

        As of March 11, 2019, we had 32 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities. The closing price of our common stock on March 11, 2019 was $1.44.

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

        The following graph shows a comparison from May 23, 2014 (the date our common stock commenced trading of the Nasdaq Global Market) through December 31, 2018 of the cumulative total return for our common stock, and the Nasdaq Composite Index and The Nasdaq Biotechnology Index. The graph assumes that $100 was invested at the market close on May 23, 2014 in the common stock of Agile Therapeutics, Inc., the Nasdaq Composite Index and The Nasdaq Biotechnology Index and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

 Comparison of Cumulative Total Return
December 31, 2018

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

        None.

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

        We have derived the statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 from our audited financial statements included elsewhere on this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited financial statements that are not included in this Annual

Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except share and per share amounts)
Statement of Operations Data:
Operating expenses:
Research and development	$9,777	$14,428	$20,929	$25,622	13,365
General and administrative	8,739	12,383	8,792	7,467	5,150
Restructuring costs	1,019	—	—	—	—

Total operating expenses	19,535	26,811	29,721	33,089	18,515

Loss from operations	(19,535)	(26,811)	(29,721)	(33,089)	(18,515)

Other income (expense)
Interest income	366	282	117	5	3
Interest expense	(1,116)	(1,918)	(2,446)	(2,077)	(1,566)
Change in fair value of warrants	29	143	234	(110)	348
Loss on extinguishment of debt	—	—	—	(1,036)	—

Total other income (expense), net	(721)	(1,493)	(2,095)	(3,218)	(1,215)

Loss before benefit from income taxes	(20,256)	(28,304)	(31,816)	(36,307)	(19,730)
Benefit from income taxes	477	—	3,075	5,972	3,653

Net loss	$(19,779)	$(28,304)	$(28,741)	$(30,335)	(16,077)

Net loss per share (basic and diluted)	$(0.58)	$(0.91)	$(1.02)	$(1.38)	(1.41)

Weighted-average common shares (basic and diluted)	34,315,931	30,940,831	28,273,331	22,017,229	11,394,971

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,851	$35,952	$48,750	$34,395	40,182
Working Capital	6,240	22,442	40,548	30,151	31,993
Total Assets	22,392	50,595	63,866	50,712	54,826
Accounts Payable	875	2,784	2,050	2,387	2,631
Loan payable, current	—	10,607	5,104	—	—
Loan payable, long-term	—	—	10,607	13,035	9,828
Total stockholders' equity	20,174	36,323	42,289	29,743	36,006

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

Overview

        We are a forward-thinking women's healthcare company dedicated to fulfilling the unmet health needs of today's women. Twirla® and our other current potential product candidates are designed to provide women with contraceptive options that offer greater convenience and facilitate compliance. Our lead product candidate, Twirla, also known as AG200-15, is a once-weekly prescription combination hormonal contraceptive patch that is at the end of Phase 3 clinical development. We plan to resubmit our new drug application, or NDA, for Twirla to the U.S. Food and Drug Administration, or FDA, in the second quarter of 2019.

        Our planned resubmission is intended to be a complete response to the 2017 CRL and will include the results from the comparative wear study, additional information on our manufacturing process, and other analyses responding to the 2017 CRL. Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA. Following the resubmission, we anticipate that FDA will likely re-inspect our contract manufacturer, Corium, and hold an Advisory Committee meeting to review of the safety and efficacy of Twirla. For more information about the regulatory history of Twirla, please see Part 1, Item 1, "Business—Twirla Clinical Development Program and Regulatory History."

  Financial Overview

        Since our inception in 1997, we have devoted substantial resources to developing and seeking regulatory approval for Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $9.8 million, $14.4 million and $20.9 million during the years ended December 31, 2018, 2017 and 2016, respectively. We anticipate that a portion of our operating expenses will continue to be related to research and development as we continue to develop Twirla. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.

        We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans. As of December 31, 2018 and 2017 respectively, we had $7.8 million and $35.9 million in cash and cash equivalents.

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

On February 1, 2017, we began making principal payments with respect to the Hercules Loan Agreement. The final payment under the Hercules Loan Agreement was made on December 1, 2018 and we had no outstanding borrowings under the Hercules Loan Agreement as of December 31, 2018.

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

        We have not generated any revenue and have never been profitable for any year. Our net loss was $19.8 million, $28.3 million and $28.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. We expect to incur increased expenses and increasing operating losses for the foreseeable future as we seek the approval of our NDA for Twirla, which include conducting the wear study of Twirla and Xulane suggested by the FDA and preparing for an anticipated Advisory Committee meeting, complete the qualification and validation of our commercial manufacturing process, initiate pre-launch commercial activities, commercially launch Twirla, if approved, advance our other potential product candidates and expand our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.

  Going Concern

        We believe that our cash and cash equivalents as of December 31, 2018 along with the proceeds from our private placement completed in March 2019, will be sufficient to meet our projected operating requirements into the fourth quarter of 2019. We will require additional capital to fund our operating needs for the remainder of the fourth quarter of 2019 and beyond including, among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates.

        Pursuant to the receipt of the 2017 CRL, and the delay in the approval timeline for Twirla, our ability to continue operations for the remainder of the fourth quarter of 2019 and beyond will depend on our ability to obtain additional funding, as to which no assurances can be given. Based upon the foregoing, management has concluded that there is substantial doubt about our ability to continue as a going concern. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

        As of December 31, 2018, we had cash and cash equivalents of $7.8 million. In March 2019, we completed a private placement of approximately 8.4 million shares of our common stock resulting in gross proceeds of approximately $7.8 million. Our future success depends on our ability to raise additional capital and/or implement various strategic alternatives. We continue to analyze strategic and financing alternatives, potential asset sales as well as mergers and acquisitions. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, whether through the issuance of equity or convertible debt securities, or any combination thereof, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including Twirla, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funds when needed or on acceptable terms, we then may be unable to complete the development of Twirla, and may also be required to further cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

        The financial statements as of December 31, 2018 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis, as the majority of our past and planned expenses have been and will be in support of Twirla. In 2019, we expect our research and development expenses to remain relatively consistent with 2018 expenses. Research and development expenses in 2019 will consist primarily of those costs associated with completing our wear study comparing the adhesion of Twirla and Xulane, preparation and resubmission of the NDA for Twirla, the continued development and refinement of our commercial manufacturing process and responding to information requests expected to be received from the FDA as part of their review of our NDA resubmission. As a result of the 2017 CRL, we have significantly scaled back equipment qualification and validation of our commercial manufacturing process and resumption and completion of these activities will require additional capital.

        To date, our research and development expenses have related primarily to the development of Twirla. For the years ended December 31, 2018, 2017 and 2016, our research and development expenses were approximately $9.8 million, $14.4 million and $20.9 million, respectively. The following table summarizes our research and development expenses by functional area.

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Clinical development	$1,318	$2,386	$13,184
Regulatory	562	1,348	342
Personnel related	2,162	2,440	2,669
Manufacturing—commercialization	4,306	5,917	2,290
Manufacturing	155	1,153	1,381
Stock-based compensation	1,274	1,184	1,063

Total research and development expenses	$9,777	$14,428	$20,929

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

        Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA. We may, however, never succeed in achieving regulatory approval for Twirla or any of our other potential product candidates or such approval may be delayed. The duration, costs and timing of clinical trials and development of our other potential product candidates in addition to Twirla will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, the rate of subject enrollment, obtaining additional capital, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate's commercial potential. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to fund our operating needs for the remainder of the fourth quarter of 2019 and beyond including, among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates.

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

        For the years ended December 31, 2018, 2017 and 2016, our general and administrative expenses totaled approximately $8.7 million, $12.4 million and $8.8 million, respectively. In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch activities, pending our ability to address the 2017 CRL and receive approval of Twirla. However, if Twirla is approved, we intend to commercialize Twirla in the United States through a direct sales force. We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla, its planned line extensions, and any of our other potential product candidates, and as we operate as a public company. These increases will likely include increased selling and marketing costs, including payroll and operating costs, related to the commercial launch of Twirla, if approved, legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations. Additionally, if in the future we believe regulatory approval of Twirla or any of our other potential product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Stock-Based Compensation

        We account for stock-based compensation under Accounting Standards Codification, or ASC, 718, Accounting for Stock Based Compensation, under which compensation expense is generally recognized over the vesting period of the award. Determining the amount of stock-based compensation to be required requires us to develop estimates of fair values of stock options as of the grant date.

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

Comparison of Years Ended December 31, 2018 and 2017

	Year ended December 31,
	2018	2017	Change
	(In thousands)
Operating expenses:
Research and development	$9,777	$14,428	$(4,651)
General and administrative	8,739	12,383	(3,644)
Restructuring costs	1,019	—	1,019

Total operating expenses	19,535	26,811	(7,276)

Other income (expense)
Interest income	366	282	84
Interest expense	(1,116)	(1,918)	802
Change in fair value of warrants	29	143	(114)

Total other income (expense), net	(721)	(1,493)	772
Loss before benefit from income taxes	(20,256)	(28,304)	8,048
Benefit from income taxes	477	—	477

Net loss	$(19,779)	$(28,304)	$8,525

        Research and development expenses.    Research and development expenses decreased by $4.6 million, or 32%, from $14.4 million for the year ended December 31, 2017 to $9.8 million for the year ended December 31, 2018. This overall decrease in research and development expenses was primarily due to the following:

  •
  a decrease in manufacturing commercialization expenses of $2.4 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This decrease reflects reduced activity associated with the scale-up process and the on-going qualification process of the commercial manufacturing equipment primarily as a result of the receipt of the 2017 CRL. Costs related to the qualification, validation and manufacture of Twirla will be recorded as research and development expenses until we receive approval of our NDA for Twirla;

  •
  a decrease in clinical development expenses of $1.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This decrease primarily relates to the completion of the close-out activities associated with our SECURE clinical trial during 2017. There were no external costs related to the SECURE clinical trial incurred during the year ended December 31, 2018; and

  •
  a decrease in regulatory expenses of $0.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2018. This decrease primarily relates to reduction of regulatory activity during the year ended December 31, 2018 as compared the year ended December 31, 2017. Regulatory expenses for the year ended December 31, 2017 included external costs associated with the preparation of our NDA resubmission and response to the FDA's CRL received by us in February 2013.

        General and administrative expenses.    General and administrative expenses decreased by 3.7 million, or 29%, from $12.4 million for the year ended December 31, 2017 to $8.7 million for the year ended December 31, 2018. This decrease in general and administrative expense was primarily due to the following:

  •
  a decrease in commercial development expense of $3.2 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This decrease relates to the suspension of our pre-commercialization activities such as brand building, advocacy and consulting as a result of the receipt of the 2017 CRL;

  •
  a decrease in professional fees expense of $0.8 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. This decrease is primarily the result of a reduction in the use of consultants and lower legal and patent-related costs; and

  •
  an increase in personnel costs of $0.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, which partially offsets the decreases discussed above. This increase relates to the addition of personnel during the second half of 2017 to help prepare for launch of Twirla, if approved.

        Restructuring costs.    In June 2018, we announced a reduction in our workforce, which resulted in the termination of several employees primarily from our commercial and clinical teams, representing approximately thirty percent of our employees. This workforce reduction, along with other reductions in planned operating expenses was designed to preserve cash while we pursued formal dispute resolution with the FDA for Twirla and as we determine the regulatory path forward for the resubmission of our NDA for Twirla. In addition, in June 2018, we also announced that we had adopted a retention plan to provide (i) cash retention payments to be made to all remaining employees in order to induce such employees to remain employed by us through December 31, 2018 and (ii) stock option grants to all remaining employees in order to induce such employees to remain employed by us through December 31, 2019. Restructuring costs of $1.0 million for the year ended December 31, 2018 represent $0.4 million of severance-related costs and $0.6 million of costs related to the accrual of the retention bonus.

        Interest income.    Interest income comprises interest income earned on cash and cash equivalents.

        Interest expense.    Interest expense is primarily attributable to our term loan with Hercules for the years ended December 31, 2018 and 2017. Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loan and the accrual of the final payment due to Hercules. Interest expense decreased by $0.8 million, or 42% from $1.9 million for the year ended December 31, 2017 to $1.1 million for the year ended December 31, 2018. This decrease is primarily the result of a decrease in the principal outstanding under our term loan with Hercules for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The term loan with Hercules was paid off on December 1, 2018 and accordingly, we expect no interest expense with respect to the Hercules loan in 2019.

        Change in fair value of warrants.    Certain of our warrants to purchase shares of our common stock are recorded at fair value and are subject to re-measurement at each balance sheet date. These liabilities are re-measured at each balance sheet date with the corresponding charge to earnings recorded within change in fair value of warrant liability. The fair value of the common stock warrants with non-standard anti-dilution provisions are determined using the Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these warrants including the fair value per share of the underlying stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread and expected volatility of the price of the underlying stock. During the year ended December 31, 2018, we reported income of $29 thousand related to the decrease in the fair value of the warrants as compared to income of $143 thousand for the year ended December 31, 2017.

        Benefit from income taxes.    For the year ended December 31, 2018, we received $0.5 million from the sale of New Jersey state Net Operating Loss Carryovers, or NOLs, as part of the Technology and Business Tax Certificate Program, or the Program. We did not receive any payments under the Program during the year ended December 31, 2017. The Program enables approved biotechnology companies to sell their unused NOLs and unused Research and Development Tax Credits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey. The New Jersey Economic Development Authority and the New Jersey Department of the Treasury's Division of Taxation administer the Program. We have reached the maximum lifetime benefit of $15.0 million under the Program and are no longer eligible to participate in the Program.

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

Net Operating Losses and Tax Carryforwards

        As of December 31, 2018, we had approximately $217.2 million of federal and $78.1 million of state net operating loss carryforwards. We also potentially have federal and state research and development tax credits which would offset future taxable income. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, for federal net operating losses generated prior to 2018, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. As of December 31, 2018, all of our net operating losses were fully offset by a valuation allowance.

        On December 22, 2017, the United States Congress and the Administration have approved a bill reforming the US corporate income tax code which reduced our corporate tax rate from 34% to 21% effective January 1, 2018. The carrying value of our deferred tax assets is also determined by the enacted US corporate income tax rate. Consequently, any changes in the US corporate income tax rate will impact the carrying value of our deferred tax assets. Under the new corporate income tax rate of 21%, deferred income tax assets decreased by $26.5 million with a corresponding decrease to the valuation allowance. There was no net effect of the tax reform enactment on financial statements.

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

        In February 2015, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. or Hercules, for a term loan of up to $25.0 million. A first tranche of $16.5 million was funded upon execution of the loan agreement, approximately $15.5 million of which was used to repay our existing term loan. The Hercules Loan Agreement was amended in August 2016 to, among other things, extend the period during which we can draw the second tranche of $8.5 million to March 31, 2017 and extend the period during which we make interest-only payments to January 31, 2017. The Hercules Loan Agreement was further amended in May 2017 to extend the period during which we could have drawn the additional tranche of $8.5 million to January 31, 2018. The period during which the additional tranche of $8.5 million may be drawn has expired and therefore the $8.5 million can no longer be drawn by us. On February 1, 2017, we began making principal payments with respect to the Hercules Loan. Our debt under the Hercules Loan Agreement was fully paid off on December 1, 2018.

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

        At December 31, 2018, we had cash and cash equivalents totaling $7.8 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

        The following table sets forth the primary sources and uses of cash for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash used in operating activities	$(16,895)	$(24,560)	$(23,301)
Net cash used in investing activities	(318)	(1,313)	(31)
Net cash (used in) provided by financing activities	(10,888)	13,075	37,687

Net (decrease) increase in cash and cash equivalents	$(28,101)	$(12,798)	$14,355

Operating Activities

        We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our primary product candidate Twirla was being developed. Net cash used in operating activities was $16.9 million for the year ended December 31, 2018 and consisted of a net loss of $19.8 million which was offset, in part, by non-cash stock-based compensation expense of $3.6 million and non-cash interest expense of $0.3 million as well as a decrease in accounts payable and accrued liabilities of $1.2 million which reflects higher manufacturing commercialization expenses and the accrued loan fee which were both paid in 2018. Net cash used in operating activities was $24.6 million for the year ended December 31, 2017 and consisted of a net loss of $28.3 million which was offset, in part, by non-cash compensation and non-cash interest expense of $4.3 million as well as a decrease in prepaid clinical trial costs of $1.8 million. Net cash used in operating activities was $23.3 million for the year ended December 31, 2016 and consisted of a net loss of $28.7 million which was offset, in part, by non-cash compensation and non-cash interest expense of $4.4 million as well as a decrease in prepaid clinical trial costs of $0.8 million. Cash used in operations in both 2018 and 2016 has been offset, in part, by the proceeds received from the sale of New Jersey NOLs. The decreased clinical development expenses were offset by increased commercial development and commercial manufacturing expenses related to the initialization of pre-commercialization activities for Twirla.

Investing Activities

        Net cash used in investing activities for the years ended December 31, 2018, 2017 and 2016 was $0.3 million, $1.3 million and $31,000, respectively. Cash used in investing activities for these years primarily represents the acquisition of equipment to be used in the commercialization of Twirla, if approved.

Financing Activities

        Net cash used in financing activities for the year ended December 31, 2018 was $10.9 million which represented principal payments under the Hercules Loan Agreement which began on February 1, 2017 and were completed on December 1, 2018. Net cash provided by financing activities for the year ended December 31, 2017 was $13.1 million which included net proceeds of $18.5 million received from the sale of 5,333,334 shares of common stock, offset, in part, by principal payments of $5.6 million under the Hercules Loan Agreement, which began on February 1, 2017. Net cash provided by financing activities for the year ended December 31, 2016 was $37.7 million which included net proceeds of $37.5 million received from the sale of 6,338,583 shares of common stock and $0.3 million from the exercise of stock options.

Funding Requirements and Other Liquidity Matters

        Since 2012, we have sought regulatory approval for Twirla and, in the process, received two complete response letters from the FDA in connection with our NDA for Twirla, which have included requests to conduct additional studies and gather additional information on our manufacturing process for Twirla. In January 2018, in response to the 2017 CRL, we significantly scaled back equipment qualification and validation of our commercial manufacturing process and our other commercial pre-launch activities. Since then, we have engaged with the FDA to seek clarity on a regulatory path for the potential approval of Twirla culminating in a formal dispute resolution request to the FDA, which was completed in October 2018.

        We plan to resubmit our Twirla NDA responding to the 2017 CRL in the second quarter of 2019. Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA. The FDA has informed us that in connection with the review of the Twirla NDA, the FDA plans to bring the issue of Twirla's safety and efficacy to an Advisory Committee. For more information about the regulatory history of Twirla, please see Part 1, Item 1, "Business—Twirla Clinical Development Program and Regulatory History.".

        In addition to the reductions in planned operating expenses we began implementing in January 2018, we reduced our workforce by approximately thirty percent in June 2018 as we pursued formal dispute resolution and a path forward for the resubmission of our NDA for Twirla. We believe that our cash and cash equivalents as of December 31, 2018 along with the proceeds from our private placement completed in March 2019 will be sufficient to meet our projected operating requirements into the fourth quarter of 2019. We will require additional capital to fund our operating needs for the remainder of the fourth quarter of 2019 and beyond including, among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates. We cannot assure you that the FDA will approve Twirla, or that we along with Corium, our third-party manufacturer, will be able to complete validation of our commercial manufacturing successfully and in a timely manner.

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

        We may also need to raise additional funds sooner if we choose to accelerate components of our commercial plan or we encounter any unforeseen events that affect our current business plan or we may choose to raise additional funds to provide us with additional working capital. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed or on attractive terms or are unable to enter into strategic collaborations, we then may be unable to complete the development of Twirla and may also be required to further cut operating costs, forgo future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection. Because of the numerous risks and uncertainties associated with the development, including, among other things, manufacturing scale up, FDA review of the NDA for Twirla and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

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

Going Concern

        Pursuant to the receipt of the 2017 CRL, and the delay in the approval timeline for Twirla, our ability to continue operations for the remainder of the fourth quarter of 2019 and beyond will depend on our ability to obtain additional funding, as to which no assurances can be given. Based upon the foregoing, management has concluded that there is substantial doubt about our ability to continue as a going concern. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

        As of December 31, 2018, we had cash and cash equivalents of $7.8 million. In March 2019, we completed a private placement of approximately 8.4 million shares of our common stock resulting in gross proceeds of approximately $7.8 million. Our future success depends on our ability to raise additional capital and/or implement various strategic alternatives. We continue to analyze strategic and financing alternatives, potential asset sales as well as mergers and acquisitions. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, whether through the issuance of equity or convertible debt securities, or any combination thereof, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including Twirla, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

        The financial statements as of December 31, 2018 have been prepared under the assumption that we will continue as a going concern for the next 12 months following the date this Annual Report on Form 10-K is filed. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. The audited financial statements as of December 31, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations and commitments as of December 31, 2018 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Operating lease	391	200	191	—	—

Total	$391	$200	$191	$—	$—

        Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. In August 2015, we renewed this lease with the new term to expire in November 2020.

Shelf Registration Statements

        On June 30, 2018, the shelf registration statement we filed on June 19, 2015, which we refer to as the 2015 Shelf Registration Statement, expired. On November 2, 2018, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $100.0 million, which we refer to as the 2018 Shelf Registration Statement. On November 14, 2018, the 2018 Shelf Registration Statement was declared effective by the SEC.

        On January 23, 2019, we filed a prospectus supplement to our 2018 Shelf Registration Statement registering an at-the-market offering program we entered into for the sale of up to $10.0 million of shares of our common stock.

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

        We had cash and cash equivalents of $7.8 million and $35.9 million at December 31, 2018 and December 31, 2017, respectively consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

        Our results of operations and cash flows were subject to fluctuations due to changes in interest rates, principally in connection with our loan agreement with Hercules (through November 30, 2018). We do not believe we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would have resulted in approximately a $72,000 increase in interest expense for the year ended December 31, 2018.

Inflation Risk

        Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2018.

Item 8.    Financial Statements and Supplementary Data

Agile Therapeutics, Inc.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of Agile Therapeutics, Inc.

Opinion on the Financial Statements

        We have audited the accompanying balance sheets of Agile Therapeutics, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, statements of changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with US generally accepted accounting principles.

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
Iselin, New Jersey
March 12, 2019

Agile Therapeutics, Inc.

Balance Sheets

(in thousands, except par value and share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$7,851	$35,952
Prepaid expenses	607	762

Total current assets	8,458	36,714
Property and equipment, net	13,916	13,863
Other assets	18	18

Total assets	$22,392	$50,595

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$875	$2,784
Accrued expenses	1,343	852
Loan payable, current portion	—	10,607
Warrant liability	—	29

Total current liabilities	2,218	14,272
Loan payable, long-term	—	—

Total liabilities	2,218	14,272

Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, $.0001 par value, 150,000,000 shares authorized, 34,377,329 and 34,186,342 issued and outstanding at December 31, 2018 and 2017, respectively	3	3
Additional paid-in capital	261,722	258,092
Accumulated deficit	(241,551)	(221,772)

Total stockholders' equity	20,174	36,323

Total liabilities and stockholders' equity	$22,392	$50,595

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Year ended December 31,
	2018	2017	2016
Operating expenses:
Research and development	$9,777	$14,428	$20,929
General and administrative	8,739	12,383	8,792
Restructuring costs	1,019	—	—

Total operating expenses	19,535	26,811	29,721

Loss from operations	(19,535)	(26,811)	(29,721)

Other income (expense)
Interest income	366	282	117
Interest expense	(1,116)	(1,918)	(2,446)
Change in fair value of warrants	29	143	234

Total other income (expense), net	(721)	(1,493)	(2,095)

Loss before benefit from income taxes	(20,256)	(28,304)	(31,816)
Benefit from income taxes	477	—	3,075

Net loss	$(19,779)	$(28,304)	$(28,741)

Net loss per share (basic and diluted)	$(0.58)	$(0.91)	$(1.02)

Weighted-average common shares (basic and diluted)	34,315,931	30,940,831	28,273,331

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders' Equity

(in thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Net Stockholders' Equity
Balance December 31, 2015	22,315,612	$2	$194,468	$(164,727)	$29,743
Share-based compensation—stock options and RSUs	—	—	3,425	—	3,425
Vesting of RSUs	16,666	—	—	—	—
Issuance of common stock in public offering, net of expenses	6,338,583	1	37,527	—	37,528
Issuance of common stock upon exercise of options	88,870	—	334	—	334
Net loss	—	—	—	(28,741)	(28,741)

Balance December 31, 2016	28,759,731	3	235,754	(193,468)	42,289
Share-based compensation—stock options and RSUs	—	—	3,651	—	3,651
Vesting of RSUs	16,667	—	—	—	—
Issuance of common stock in public offering, net of expenses	5,333,334	—	18,535	—	18,535
Issuance of common stock upon exercise of options	76,610	—	152	—	152
Net loss	—	—	—	(28,304)	(28,304)

Balance December 31, 2017	34,186,342	3	258,092	(221,772)	36,323
Share-based compensation—stock options and RSUs	—	—	3,630	—	3,630
Vesting of RSUs	190,987	—	—	—	—
Net loss	—	—	—	(19,779)	(19,779)

Balance December 31, 2018	34,377,329	$3	$261,722	$(241,551)	$20,174

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(19,779)	$(28,304)	$(28,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23	23	19
Noncash stock based compensation	3,630	3,651	3,425
Noncash interest	282	667	946
Change in fair value of warrants	(29)	(143)	(234)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	155	2,006	922
Accounts payable and accrued expenses	(1,177)	(2,460)	362

Net cash used in operating activities	(16,895)	(24,560)	(23,301)

Cash flows from investing activities:
Acquisition of property and equipment	(318)	(1,313)	(31)

Net cash used in investing activities	(318)	(1,313)	(31)
Cash flows from financing activities:
Principal payments of long-term debt	(10,888)	(5,612)	(985)
Return of principal payments of long-term debt	—	—	985
Proceeds from issuance of common stock, in public offering, net of offering costs	—	18,535	37,528
Cash paid for debt financing costs	—	—	(175)
Proceeds from exercise of stock options	—	152	334

Net cash (used in) provided by financing activities	(10,888)	13,075	37,687

Net (decrease) increase in cash and cash equivalents	(28,101)	(12,798)	14,355
Cash and cash equivalents, beginning of year	35,952	48,750	34,395

Cash and cash equivalents, end of year	$7,851	$35,952	$48,750

Supplemental disclosure of noncash financing activities
Supplemental cash flow information
Interest paid during the year	$1,370	$1,295	$1,500
Cash paid for income taxes	$—	$—	$—
Non-cash transactions
Property and equipment purchases included in accounts payable	$—	$242	$—

See accompanying notes.

Agile Therapeutics, Inc.

Notes to Financial Statements

December 31, 2018

(in thousands, except share and per share data)

1. Organization and Description of Business

Nature of Operations

        Agile Therapeutics, Inc. ("Agile" or the "Company") was incorporated in Delaware on December 22, 1997. Agile is a forward-thinking women's healthcare company dedicated to fulfilling the unmet health needs of today's women. The Company's activities since inception have consisted principally of raising capital and performing research and development, including development of the Company's lead product candidate. The Company is headquartered in Princeton, New Jersey.

        The Company's lead product candidate, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development. Substantially all of the Company's resources are currently dedicated to developing and seeking regulatory approval for Twirla in the United States. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the potential need to obtain additional capital necessary to fund the development of its products, competition from larger companies and compliance with U.S. Food and Drug Administration (the "FDA") and other government regulations. If the Company does not successfully commercialize any product candidates, it will be unable to generate recurring product revenue or achieve profitability. The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of December 31, 2018, the Company had an accumulated deficit of approximately $241.6 million. The Company expects to continue to incur net losses into the foreseeable future

        The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings (see Note 8), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding.

Going Concern

        On December 21, 2017, the Company received a complete response letter (the "2017 CRL") from the FDA citing deficiencies related to the manufacturing process for Twirla and raising questions on the in vivo adhesion properties of Twirla and their potential relationship to the Company's Phase 3 clinical trial results. The Company's ability to commercialize Twirla, and the timing of Twirla commercialization, is dependent on the FDA's review of the Company's response to the 2017 CRL and its NDA for Twirla, and other items such as timely and successful completion of the validation of equipment for commercial manufacturing, ultimate FDA approval, and the Company's ability to secure additional capital. In January 2018, following the Company's receipt of the 2017 CRL, the Company significantly scaled back its preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending its ability to address the 2017 CRL and receive approval of Twirla. In April 2018, the Company met with the FDA in a Type A meeting to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla, and the Company announced the content of the official minutes from the meeting in May 2018.

        In June 2018, the Company announced it had submitted a formal dispute resolution request ("FDRR") with the FDA for Twirla. The dispute pertained to the determination from the FDA's

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

1. Organization and Description of Business (Continued)

reviewing Division of Bone, Reproductive and Urologic Products ("DBRUP") that concerns surrounding the in vivo adhesion properties of Twirla prevent the approval and could not be addressed through the Company's proposed patient compliance programs. The initial FDRR was submitted in June 2018 and was reviewed by the Office of Drug Evaluation III ("ODE III"), which denied the Company's appeal on July 20, 2018. The Company then escalated its appeal to the Office of New Drugs ("OND").

        In October 2018, the OND formally denied the Company's appeal and provided a path forward that may not require that we reformulate Twirla or conduct a bioequivalence study between formulations, as previously suggested by DBRUP. Specifically, OND suggested that the Company conduct a wear study to evaluate whether Twirla demonstrates a generally similar adhesion performance to Xulane®, the generic version of the previously marketed Ortho Evra® contraceptive patch, a product the FDA considers to have acceptable adhesion. If this result is demonstrated, OND stated that the study would support the conclusion of adequate Twirla adhesion. DBRUP later agreed that Twirla would show adequate adhesion if it demonstrated statistical non-inferiority to Xulane by a margin of less than +0.15. On February 11, 2019, the Company announced the top-line results of the comparative wear study, which demonstrated that Twirla was statistically non-inferior to Xulane. The wear study suggested by OND to address adhesion provides a path forward but is not intended to address efficacy. Twirla's safety and efficacy, including the Pearl Index that FDA noted is substantially higher than other previously approved combined hormonal contraceptives, will need to be reviewed by FDA after the Company resubmits the NDA for Twirla. This is an issue that the FDA plans to bring to Advisory Committee after the adhesion issue has been resolved.

        The Company also announced a reduction in its workforce and reductions in other planned operating expenses (see Note 11) as it pursued formal dispute resolution. As a result of these planned cost reductions, the Company believes that its cash and cash equivalents as of December 31, 2018 along with the proceeds from its private placement completed in March 2019 (see Note 14), will be sufficient to meet its operating requirements into the fourth quarter of 2019. The Company will require additional capital to fund operating needs for the remainder of the fourth quarter of 2019 and beyond including, the resumption and completion of its commercialization plan for Twirla, which primarily includes the validation of the Company's commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of its other potential product candidates. The Company cannot assure you that the FDA will approve Twirla, or that the Company along with Corium, its third-party manufacturer, will be able to complete validation of the Company's commercial manufacturing successfully and in a timely manner.

        The Company anticipates it will continue to incur net losses for the foreseeable future and the Company's ability to continue operations for the remainder of the fourth quarter of 2019 and beyond will depend on its ability to obtain additional funding, as to which no assurances can be given. There can be no assurance that any financing by the Company can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

1. Organization and Description of Business (Continued)

        As of December 31, 2018, the Company had cash and cash equivalents of $7.8 million. In addition, the Company completed a private placement of common stock in March 2019 resulting in gross proceeds of approximately $7.8 million (see Note 14). The Company continues to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. The Company's future success depends on its ability to raise additional capital and/or implement the various strategic alternatives discussed above. The Company cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company's current stockholders will experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company then may be unable to complete the development of Twirla, and may also be required to further cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

        The audited financial statements as of December 31, 2018 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company's ability to continue as a going concern is dependent upon its uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. The accompanying financial statements as of December 31, 2018 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

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

December 31, 2018

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

Long-Lived Assets

        In accordance with ASC 360, Property, Plant and Equipment, the Company's policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe that there has been any impairment of the carrying value of any long-lived assets as of December 31, 2018.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

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

Deferred Financing Costs

        Costs directly attributable to the Company's term loan (see Note 7) are deferred and reported as a reduction of the related term loan. These costs represent legal fees and other costs related to the term loan and are being amortized over the term of the loan. Amortization of deferred financing costs charged to interest expense was approximately $133, $239 and $256 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

        In connection with the completion of the Company's initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock. Warrants with non-standard anti-dilution provisions (referred to as down round protection) are classified as liabilities and re-measured each reporting period. As of

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

2. Summary of Significant Accounting Polices (Continued)

December 31, 2018, there were outstanding 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

        The warrants issued in connection with the Company's debt financing completed in February 2015 (see Note 7) are classified as a component of stockholders' equity. The value of such warrants was determined using the Black-Scholes option-pricing model. As of December 31, 2018, there were outstanding 180,274 warrants to purchase common stock at $5.89 per share related to this debt financing. These warrants expire on February 24, 2020.

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

        The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no uncertain tax positions as of December 31, 2018 that qualifies for either recognition or disclosure in the financial statements under this guidance.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with ASC 718, Compensation— Stock Compensation. The Company grants stock options for a fixed number of shares to employees and non-employees with an exercise price equal to the fair value of the shares at grant date. Compensation cost is recognized for all share-based payments granted and is based on the grant-date fair value estimated using the weighted-average assumption of the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. The Company elects to account for forfeitures when they occur. The equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital.

        The Company also awards restricted stock units ("RSUs") to employees and its board of directors. RSUs are generally subject to forfeiture if employment terminates prior to the completion of the vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. Cost associated with performance-based restricted stock units with a performance condition which affects the vesting is recognized only if the performance condition is probable of being satisfied.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

2. Summary of Significant Accounting Polices (Continued)

Segment Information

        Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating and reporting segment, which is the business of developing its transdermal patch for use in contraception.

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

        The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2018, 2017 and 2016, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	Year Ended December 31,
	2018	2017	2016
Common stock warrants	242,779	242,779	242,779
Unvested restricted stock units	147,554	264,361	33,334
Common stock options	5,687,901	3,805,305	2,844,970

Total	6,078,234	4,312,445	3,121,083

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

        On January 1, 2018, the Company adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. Since the Company has not recognized any revenue to date, the adoption of ASC 606 did not have any impact on the Company's financial statements.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

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

        In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to change the terms or conditions of a share-based payment award. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This Update is the final version of Proposed ASU 2016-360—Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting, which has been deleted. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company's financial statements.

        In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted, but no earlier than an entity's adoption date of ASC 606. The Company elected to early adopt this ASU during the third quarter of 2018 and adoption of ASU No. 2018-07 did not have a material impact on the Company's financial statements.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

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

        Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

  •
  Level 1—Quotes prices in active markets for identical assets and liabilities. The Company's Level 1 assets consist of cash and cash equivalents. The Company has no Level 1 liabilities.

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

        The following tables set forth the Company's financial instruments measured at fair value by level within the fair value hierarchy as of December 31, 2018 and 2017:

	Level 1	Level 2	Level 3
2018
Assets:
Cash equivalents	$7,776	$—	$—

Total assets at fair value	$7,776	$—	$—

Liabilities:
Common stock warrants	$—	$—	$—

Total liabilities at fair value	$—	$—	$—

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

	Level 1	Level 2	Level 3
2017
Assets:
Cash equivalents	$35,870	$—	$—

Total assets at fair value	$35,870	$—	$—

Liabilities:
Common stock warrants	$—	$—	$29

Total liabilities at fair value	$—	$—	$29

        The significant assumptions used in preparing the option pricing model for valuing the Company's warrants as of December 31, 2018 include (i) volatility (70.0%), (ii) risk free interest rate of 2.57% (estimated using treasury bonds with a 1-year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($0.58) and (v) expected life (1 year).

        The significant assumptions used in preparing the option pricing model for valuing the Company's warrants as of December 31, 2017 include (i) volatility (70.0%), (ii) risk free interest rate of 1.89% (estimated using treasury bonds with a 2-year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($2.69) and (v) expected life (2 years).

        The following is a roll forward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2015	$406
Change in fair value	(234)

Ending balance at December 31, 2016	172
Change in fair value	(143)

Ending balance at December 31, 2017	29
Change in fair value	(29)

Ending balance at December 31, 2018	$—

        There were no transfers between Level 1, 2 or 3 during 2018 or 2017. If the Company's estimates regarding the fair value of its warrants are inaccurate, a future adjustment to these estimated fair values may be required. Additionally, these estimated fair values could change significantly.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

4. Prepaid Expenses

        Prepaid expenses consist of the following:

	December 31,
	2018	2017
Prepaid clinical trial expense	$—	$205
Prepaid insurance	484	388
Other	123	169

Total prepaid expenses	$607	$762

5. Property and Equipment

        Property and equipment, consisting of manufacturing, office and computer equipment, is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line, method over the estimated useful lives of the assets. Property and equipment consist of the following:

	December 31,
	2018	2017	Estimated Life
Office equipment	$49	$49	3 - 10 years
Computer equipment	175	175	3 years
Manufacturing equipment	14,061	13,985	5 years

	14,285	14,209
Less: accumulated depreciation	(369)	(346)

Property and equipment	$13,916	$13,863

        As December 31, 2018 and 2017, manufacturing equipment includes approximately $14.1 million and $13.8 million, respectively, of equipment which is in the process of being constructed and qualified and is not currently being depreciated.

6. Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2018	2017
Employee bonuses	$621	$215
Accrued retention bonus	638	—
Accrued interest payable	—	451
Accrued professional fees and other	84	186

Total accrued liabilities	$1,343	$852

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

7. Loan and Security Agreement

Hercules Capital, Inc.

        In February 2015, the Company entered into a loan and security agreement (the "Hercules Loan Agreement") with Hercules Capital, Inc. ("Hercules") for a term loan of up to $25.0 million. In August 2016, the Company entered into the First Amendment to Loan and Security Agreement (the "First Amendment") with Hercules which amended certain terms of the Hercules Loan Agreement. In May 2017, the Company entered into the Second Amendment to Loan and Security Agreement (the "Second Amendment") with Hercules which further amended certain terms of the Hercules Loan Agreement. A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay the Company's previous term loan with Oxford Finance LLC.

        The First Amendment extended the Company's option to draw down the second tranche of $8.5 million (the "Second Term Loan Advance") of the term loan facility provided under the Hercules Loan Agreement (the "Term Loan") until March 31, 2017 and made the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions. The Second Amendment further extended the Company's option to draw the Second Term Loan Advance until January 31, 2018 and continued to make the Second Term Loan Advance subject to the consent of Hercules, among other customary conditions. The First Amendment also extended the interest-only payments until January 31, 2017, in connection with the first tranche of $16.5 million (the "First Term Loan Advance" and together with the Second Term Loan Advance, the "Term Loan Advances"). The period during which the additional tranche of $8.5 million may be drawn has expired and therefore the $8.5 million can no longer be drawn by the Company.

        The First Amendment provided the Term Loan matured on December 1, 2018. As a result of the First Amendment, and in connection with the extension of the interest-only period from the First Term Loan Advance, Hercules returned to the Company the principal payments paid by the Company in July and August 2016, which such returned payments once again constituted outstanding Term Loan advances under the Hercules Loan Agreement. In connection with the execution of the First Amendment, the Company paid Hercules a facility fee of $165. The facility fee represented a debt issue cost which was reflected as a reduction to the carrying amount of the loan payable in accordance with ASU 2015-03. Such issue costs were amortized to interest expense over the life of the Term Loan using the effective interest method. As of December 31, 2018 and 2017, the Company had outstanding borrowings of $0 and $10.9 million, respectively, related to the Hercules Loan Agreement which is recorded on the balance sheet in loan payable, current portion.

        The Term Loan accrued interest at a rate of the greater of 9.0% or 9.0% plus Prime minus 4.25% and was payable monthly. Principal was due in 23 consecutive monthly installments beginning on February 1, 2017 and ending on December 1, 2018. In addition to the outstanding principal balance, the Company was required to make a final payment of approximately $611 on the maturity date of the Hercules Loan (December 1, 2018). The amount of the end of term final payment was accrued over the loan term as interest expense.

        The obligations of the Company under the Hercules Loan Agreement were secured by a perfected first position lien on all of the assets of the Company, excluding intellectual property assets.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

7. Loan and Security Agreement (Continued)

        In connection with the Hercules Loan Agreement, the Company issued Hercules a warrant to purchase 180,274 shares of the Company's common stock at an exercise price of $5.89 per share which expires on February 24, 2020 and granted Hercules the right to participate in future equity financings in an amount up to $2.0 million while the loan and warrant are outstanding.

        The Company allocated the proceeds of $16.5 million in accordance with ASC 470 based on the relative fair values. The relative fair value of the warrants of approximately $1.2 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The significant assumptions used in preparing the option pricing model for valuing the Company's warrant issued to Hercules include (i) volatility (75.0%), (ii) risk free interest rate of 1.22% (estimated using treasury bonds with a 4-year life), (iii) strike price ($5.89) for the common stock warrant, (iv) fair value of common stock ($9.82) and (v) expected life (4 years). The discount on the debt was amortized to interest expense over the term of the debt.

        Interest expense on the Hercules Loan Agreement including the accretion of the value of the related warrants, accrual of term loan back-end fee and amortization of the deferred financing costs was approximately $1.1 million, $1.9 million and $2.4 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Shelf Registration Statements

        On June 19, 2015, the Company filed a universal shelf registration statement with the Securities and Exchange Commission ("SEC") for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $150.0 million (the "2015 Shelf Registration Statement"). On July 1, 2015, the 2015 Shelf Registration Statement was declared effective by the SEC. The Company completed an offering of common stock in both January 2016 and August 2017 utilizing the 2015 Shelf Registration Statement. The 2015 Shelf Registration Statement expired on June 30, 2018.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

8. Stockholders' Equity (Continued)

        On November 2, 2018, the Company filed a universal shelf registration statement with the Securities and Exchange Commission ("SEC") for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $100.0 million (the "2018 Shelf Registration Statement"). On November 14, 2018, the 2018 Shelf Registration Statement was declared effective by the SEC. In the future, the Company may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2018 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

9. Equity Incentive Plans

Stock options

        The Company had granted stock options under an amended and restated 1997 Equity Incentive Plan (the "1997 Plan") and a 2008 Equity Incentive Plan (the "2008 Plan"). The plans provided for the granting of incentive and non-statutory options and stock awards to consultants, directors, officers and employees. Such options are exercisable for a period of ten years and generally vest over a four-year period. In conjunction with the adoption of the 2008 Plan in April 2008, no additional grants were made from the 1997 Plan and issued options from the 1997 Plan remain outstanding. In 2014, the Board approved the 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan is the successor to the Company's 2008 Plan and 1997 Plan. In conjunction with the adoption of the 2014 Plan in 2014, no additional grants were made from the 2008 Plan and options from the 1997 Plan and the 2008 Plan remain outstanding. In June 2018, the 2014 Plan was amended and restated and the Amended and Restated 2014 Incentive Compensation is now referred to as the Amended 2014 Plan. As of December 31, 2018, there were 1,988,069 shares available for future grant under the Amended 2014 Plan.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

9. Equity Incentive Plans (Continued)

        Through December 31, 2018, the Company granted options to certain employees and nonemployees to purchase shares of common stock at exercise prices ranging from $0.58 to $285.71 per share. The Company recorded noncash stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 based on the fair market value of the options and shares granted at the grant date. Stock-based compensation expense was as follows:

	Year Ended December 31,
	2018	2017	2016
Research and development	$1,274	$1,184	$1,063
General and administrative	2,356	2,467	2,362

Total	$3,630	$3,651	$3,425

        The following assumptions were used to compute employee stock-based compensation under the Black-Scholes option pricing model:

	2018	2017	2016
Risk-free interest rate	2.57%	2.27%	1.48%
Expective volatility	70.0%	73.9%	75.0%
Expected dividend yield	0%	0%	0%
Expected life (in years)	6.25	6.25	6.25

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

        As of December 31, 2018, the unrecorded deferred stock-based compensation balance related to stock options was approximately $3.1 million and will be recognized over an estimated weighted-average amortization period of 1.7 years. The weighted average grant date fair value of options granted during the year ended December 31, 2018 was $1.27.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

9. Equity Incentive Plans (Continued)

        The following table summarizes the options outstanding, options vested and the options exercisable as of December 31, 2018, 2017 and 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	2,844,970	$6.97	7.5
Options granted	1,145,750	2.64
Options exercised	(76,610)	1.98
Options cancelled/forfeited	(108,805)	7.62

Options outstanding at December 31, 2017	3,805,305	5.74	7.4
Options granted	2,230,000	1.96
Options exercised	—	—
Options cancelled/forfeited	(347,404)	4.19

Options outstanding at December 31, 2018	5,687,901	4.34	7.4	$—

Options exercisable at December 31, 2018	3,430,512	5.48	6.4	$—

Vested and expected to vest at December 31, 2018	5,687,901			$—

        Intrinsic value in the tables was calculated as the difference between the Company's stock price at December 31, 2018, of $0.58, and the exercise price, multiplied by the number of options.

Restricted Stock

        During the year ended December 31, 2016, the Company granted 50,000 RSUs to an employee of the Company, 16,666 RSUs vested on the grant date, 16,667 RSUs vested in February 2017 and the remaining 16,667 RSUs vested in February 2018.

        During the year ended December 31, 2017, the Company granted a total of 247,694 RSUs to executive officers and directors of the Company. These RSUs vest ratably over a two-year period for the executive officers and on the one-year anniversary of the grant date for the directors.

        During the year ended December 31, 2018, the Company granted a total of 108,254 RSUs to executive officers of the Company representing payment for 2017 target bonuses. These RSUs vest on the one-year anniversary of the grant date.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

9. Equity Incentive Plans (Continued)

        The following table shows the Company's restricted stock activity during the years ended December 31, 2018, 2017 and 2016:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock outstanding at December 31, 2016	33,334	$5.93
Granted	247,694	2.97
Vested	(16,667)	5.93	$38
Cancelled/forfeited	—	—

Restricted stock outstanding at December 31, 2017	264,361	3.16
Granted	108,254	3.46
Vested	(225,061)	3.39	$370
Cancelled/forfeited	—	—

Restricted stock outstanding at December 31, 2018	147,554	3.03

Performance Based Restricted Stock Awards

        In addition to the RSUs detailed in the table above, during 2017 the Company granted up to 260,000 shares of performance-based restricted stock units ("Performance Units") under the Company's Amended 2014 Incentive Compensation Plan, to executive officers which are primarily contingent upon achievement of performance goals during the performance period beginning on the date of grant and ending on December 31, 2018 as set forth in each officer's performance unit agreement. For awards with a performance condition which affects the vesting of the Performance Units, cost is recognized only if the performance condition is probable of being satisfied. Given the uncertainty of the achievement of the performance goals during the performance period, the Company has not recorded compensation expense related to these awards for the year ended December 31, 2017. These performance-based restricted stock units expired and were subsequently replaced with new awards in January 2018 (see below).

        In January 2018, the Company granted up to 365,000 shares of performance-based restricted stock units ("Performance Units") under the Company's 2014 Incentive Compensation Plan primarily to executive officers, which are largely contingent upon the achievement of performance goals during the performance period beginning on the date of grant and ending on December 31, 2019 as set forth in each individual's Performance Unit agreement. Performance Units granted in January 2018 replaced Performance Units granted in April 2017 which expired. During 2018, 50,000 Performance Units were cancelled and as of December 31, 2018 315,000 Performance Units remain outstanding. Given the uncertainty of the achievement of the performance goals during the performance period, the Company has not recorded compensation expense related to these awards for the year ended December 31, 2018.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

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

        In December 2017, in accordance with the SEC Staff Accounting Bulletin ("SAB") 118—Income Tax Accounting Implications of the TCJA, the Company recorded tax effects on a provisional basis based on a reasonable estimate. The TCJA did not have a material impact on the Company's financial statements because its deferred temporary differences are fully offset by a valuation allowance and the Company does not have any offshore earnings from which to record the mandatory transition tax. During 2018, the Company completed its analysis under SAB 118 and no additional tax effects due to rate-remeasurement were required to be recorded.

        As of December 31, 2018, the Company had available net operating loss carryforwards ("NOLs") of approximately $217.2 million and $78.1 million for federal and state income tax reporting purposes, respectively. Under TCJA, the federal NOL generated in 2018, approximately $16.9 million, can be carried forward indefinitely, while the NOLs generated through taxable years ending December 31, 2017, approximately $200.3 million, are available to offset future federal taxable income, if any, through 2037. The Company also has research and development tax credit carryforwards of approximately $5.8 million and $1.3 million for federal and state income tax reporting purposes, respectively, which are available to reduce federal and state income taxes, if any, through 2037 and state income taxes, if any, through 2033.

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

        As of December 31, 2018, the Company has not accrued interest or penalties related to uncertain tax positions. The Company's tax returns for the years ended December 31, 2015 through December 31, 2017 are still subject to examination by major tax jurisdictions. However, the Internal Revenue Service ("IRS") and state tax jurisdictions can audit the NOLs generated in prior years in the years that those NOLs are utilized.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

10. Income Taxes (Continued)

        For all years through December 31, 2018, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment in known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$51,240	$47,427
Research credit carryforward	6,904	6,296
Stock options and other	2,655	2,296

Total gross deferred tax assets	60,799	56,019
Valuation allowance for deferred tax assets	(60,799)	(56,019)

Net deferred tax assets	$—	$—

        The net change in the valuation allowance for the years ended December 31, 2018 and 2017 was an increase of $4.8 million and a decrease of $14.6 million, respectively. The decrease in 2017 related primarily to the change in the Federal tax rate as discussed earlier under the Act.

        A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

	December 31,
	2018	2017	2016
Federal income tax at statutory rate	21.0%	34.0%	34.0%
State income tax benefit, net of federal benefit	6.0%	6.0%	6.0%
Research and development tax credits	3.0%	3.0%	2.0%
Effect of tax rate changes	0.0%	–94.0%	0.0%
Other	–4.0%	–1.0%	1.0%
Decrease (increase) to valuation allowance	–24.0%	52.0%	–33.0%

Effective income tax rate	2.0%	0.0%	10.0%

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

10. Income Taxes (Continued)

Sale of New Jersey Net Operating Losses

2018

        The Company has participated in the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program") sponsored by The New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused NOLs and unused research and development credits to sell these benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey. The Program is administered by The New Jersey Economic Development Authority and the New Jersey Department of the Treasury's Division of Taxation. In January 2018, the Company completed the sale of NOLs totaling approximately $0.5 million. This amount is a current state tax benefit and is reflected in the statement of operations for the year ended December 31, 2018. The Company has now reached the maximum lifetime benefit of $15.0 million under the Program and will no longer be eligible to participate in the Program.

2016

        In December 2016, the Company completed the sale of NOLs totaling approximately $28.2 million and research and development credits totaling approximately $0.8 million for net proceeds of approximately $3.0 million. Such proceeds are reflected as a tax benefit for the year ended December 31, 2016.

11. Restructuring Costs

        In June 2018, the Company announced a reduction in its workforce, which resulted in the termination of several employees primarily from the Company's commercial and clinical teams, representing approximately thirty percent of its employees. This workforce reduction, along with other reductions in planned operating expenses is designed to preserve cash while the Company pursued formal dispute resolution with the FDA for Twirla and determines a regulatory path forward for the resubmission of the Company's NDA for Twirla.

        In June 2018, the Company also announced that it had adopted a retention plan (the "Retention Plan") to provide (i) cash retention payments to all remaining employees in order to induce such employees to remain employed by the Company through December 31, 2018 and (ii) stock option grants to all remaining employees in order to induce such employees to remain employed by the Company through December 31, 2019.

        Each employee who participates in the Retention Plan and (i) remains continuously employed by the Company through December 31, 2018 or (ii) has been terminated by the Company other than for cause (as defined in an applicable employment agreement, or, if no employment agreement exists, as determined by the Company in good faith) prior to December 31, 2018, shall be paid a lump-sum cash payment in an amount determined by the compensation committee ("Compensation Committee") of the Company's board of directors at the time of the adoption of the Retention Plan. If an eligible employee terminates service prior to December 31, 2018 for any reason other than termination of employment by the Company without cause, no such cash retention payment shall be made to the

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

11. Restructuring Costs (Continued)

eligible employee. The total amount of the cash portion of the Retention Plan is approximately $0.6 million.

        In addition, all remaining employees were granted a stock option to purchase the number of shares of common stock as approved by the Compensation Committee, with a per share exercise price of $0.58, representing the closing price of the Company's common stock as reported by Nasdaq on the date the Retention Plan was approved by the Compensation Committee. Each option will vest in four equal 25% installments on the following dates: (i) June 20, 2018, (ii) December 31, 2018, (iii) June 30, 2019 and (iv) December 31, 2019.

        A summary of accrued restructuring costs, included as a component of accrued liabilities on the Company's unaudited December 31, 2018 balance sheet is as follows:

	December 31, 2017	Charges	Payments	December 31, 2018
Accrued severance	$—	381	(381)	—
Accrued retention bonus	—	638	—	638

Total	$—	$1,019	$(381)	$638

12. Related Party Transactions

        Between March 17, 2014 and July 6, 2016, one of the Managing Partners of SmartPharma LLC ("SmartPharma"), an entity which provides commercial and business development consulting services to the Company, served as Chief Commercial Officer of the Company. In connection with the appointment of this individual as Chief Commercial Officer, the Company amended its consulting agreement with SmartPharma to remove this individual from the list of persons providing service under the consulting agreement. SmartPharma invoiced the Company approximately $0, $0 and $3 of fees for the years ended December 31, 2018, 2017 and 2016 (through July 6, 2016), respectively. In connection with the resignation of our Chief Commercial Officer who was affiliated with SmartPharma on July 6, 2016, the Company appointed a new Chief Commercial Officer.

13. Commitments and Contingencies

Operating Leases

        The Company leases approximately 8,200 square feet of office space in Princeton, NJ. The current term of the lease is for a five-year period ending on November 30, 2020. The Company has the right to terminate the lease after November 30, 2018 under certain circumstances as defined in the lease.

        Rent expense was approximately $193, $193 and $195 for the years ended December 31, 2018, 2017 and 2016, respectively.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

13. Commitments and Contingencies (Continued)

        Future minimum annual lease commitments under the non-cancelable operating lease in effect as of December 31, 2018 are as follows:

2019	$200
2020	191
2021	—
2022	—
2023	—

Total	$391

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

        The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. As of December 31, 2018, the Company has not recorded a provision for any contingent losses.

14. Subsequent Event

        On March 4, 2019, the Company completed the sale of approximately 8.4 million shares of common stock at $0.93 per share to an institutional accredited investor through a private placement, resulting in gross proceeds of approximately $7.8 million.

15. Quarterly Data (Unaudited)

        The following tables summarize the quarterly results of operations for each of the quarters in 2018 and 2017. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited financial information and include all adjustments (consisting

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2018

(in thousands, except share and per share data)

15. Quarterly Data (Unaudited) (Continued)

only of normal recurring adjustments) necessary for a fair presentation of the information set forth herein (in thousands, except per share amounts).

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenue	$—	$—	$—	$—
Operating expenses	$7,046	$5,157	$3,615	$3,727
Net loss	$(6,833)	$(5,344)	$(3,792)	$(3,810)
Basic and diluted net loss per common share	$(0.20)	$(0.16)	$(0.11)	$(0.11)

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenue	$—	$—	$—	$—
Operating expenses	$7,126	$6,996	$6,701	$5,988
Net loss	$(7,516)	$(7,446)	$(7,102)	$(6,240)
Basic and diluted net loss per common share	$(0.26)	$(0.26)	$(0.22)	$(0.18)

        The net loss and basic and diluted net loss per share for the quarter ended March 31, 2018 and the quarter ended December 31, 2017 include a tax benefit of $0.5 million and $3.1 million, respectively, from the sale of New Jersey state NOLs. (see Note 10).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

        Based on its evaluation, our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

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

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

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

  (c)
  Exhibits

        The list of exhibits filed with this report is set forth in the Exhibit Index immediately preceding the signature page and is incorporated herein by reference.

Exhibit Number
3.1		Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference, Exhibit 3.1 to Company's Current Report on Form 8-K, file number 001-36464, filed May 30, 2014.)

3.2		Amended and Restated Bylaws of the Registrant. (Incorporated by reference, Exhibit 3.2 to Company's Current Report on Form 8-K, file number 001-36464, filed May 30, 2014.)

4.1		Specimen Certificate evidencing shares of Registrant's common stock. (Incorporated by reference, Exhibit 4.1 to Company's Third Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 9, 2014.)

4.2		Form of Warrant to Purchase Shares of Series C preferred stock, as modified by the First Amendment to Warrant to Purchase Stock, dated January 31, 2014. (Incorporated by reference, Exhibit 4.3 to Company's First Amendment of Registration Statement on Form S-1, file number 333-194621, filed on April 17, 2014.)

4.3		Warrant Agreement between Agile Therapeutics, Inc. and Hercules Technology Growth Capital, Inc., dated February 24, 2015 (Incorporated by reference, Exhibit 4.1 to Company's Current Report on Form 8-K, file number 001-36464, filed on February 24, 2015.)

10.1	+	Form of Indemnification Agreement. (Incorporated by reference, Exhibit 10.1 to Company's Second Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 5, 2014.)

10.2	+	Agile Therapeutics, Inc. Amended and Restated 1997 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder. (Incorporated by reference, Exhibit 10.2 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.3	+	Agile Therapeutics, Inc. Amended and Restated 2008 Equity Incentive Plan and form of Nonqualified Stock Option Agreement and form of Incentive Stock Option Agreement thereunder. (Incorporated by reference, Exhibit 10.3 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.4	+	Agile Therapeutics, Inc. 2014 Incentive Compensation Plan and form of Stock Option Agreement, form of Non-Employee Director Stock Option Agreement and form of Restricted Stock Unit Issuance Agreement thereunder. (Incorporated by reference, Exhibit 10.4 to Company's Third Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 9, 2014.)

10.5	+	Form of Performance Unit Issuance Agreement (Incorporated by reference, Exhibit 10.1 to Company's Current Report on Form 8-K, file number 001-36464, filed on January 26, 2018.)

10.6	+	Employment Agreement, dated April 12, 2016, by and between the Registrant and Alfred Altomari. (Incorporated by reference, Exhibit 10.2 to Company's Quarterly Report on Form 10-Q, file number 001-36464, filed on May 9, 2016.)

10.7	+	Employment Agreement, dated April 12, 2016, by and between the Registrant and Scott Coiante. (Incorporated by reference, Exhibit 10.3 to Company's Quarterly Report on Form 10-Q, file number 001-36464, filed on May 9, 2016.)

10.8	+	Employment Agreement, dated April 12, 2016, by and between the Registrant and Dr. Elizabeth Garner. (Incorporated by reference, Exhibit 10.4 to Company's Quarterly Report on Form 10-Q, file number 001-36464, filed on May 9, 2016.)

Exhibit Number
10.9	+	Form of Employment Agreement entered into with non-named executive officers. (Incorporated by reference, Exhibit 10.1 to Company's Quarterly Report on Form 10-Q, file number 001-36464, filed on May 9, 2016.)

10.10	*	Development, License and Commercialization Agreement, dated October 18, 2006, by and between the Registrant and Corium International, Inc. as modified by the Addendum to the Development, License and Commercialization Agreement, dated January 10, 2012, by and between the Registrant and Corium International, Inc. and Addendum No. 2 to Development, License and Commercialization Agreement, dated February 6, 2013, by and between the Registrant and Corium International, Inc. (Incorporated by reference, Exhibit 10.9 to Company's Second Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 5, 2014.)

10.11		Loan and Security Agreement, dated December 14, 2012, by and between the Registrant and Oxford Finance LLC, as modified by the First Amendment to the Loan and Security Agreement, dated January 31, 2014, by and between the Registrant and Oxford Finance LLC. (Incorporated by reference, Exhibit 10.9 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.12		Consulting Agreement, dated October 16, 2009, by and between the Registrant and SmartPharma LLC, as modified by the Amendment to Consulting Agreement, dated February 22, 2013, by and between the Registrant and SmartPharma LLC, and Amendment No. 2 to Consulting Agreement, dated March 1, 2014, by and between the Registrant and SmartPharma LLC. (Incorporated by reference, Exhibit 10.10 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.13		Lease Agreement, dated November 19, 2010, by and between the Registrant and Bunn Farm Associates, LLC, as modified by the Lease Amendment, dated November 20, 2012, by and between the Registrant and Bunn Farm Associates, LLC, and the Second Lease Amendment, dated July 24, 2013, by and between the Registrant and Bunn Farm Associates, LLC., (Incorporated by reference, Exhibit 10.11 to Company's Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.14		Third Lease Amendment, dated August 24, 2015, by and between the Registrant and Bunn Farm Associates, LLC. (Incorporated by reference, Exhibit 10.1 to Company's Quarterly Report on Form 10-Q, file number 001-36464, filed on November 9, 2015.)

10.15		Fourth Lease Amendment, dated April 22, 2016, by and between the Registrant and Bunn Farm Associates, LLC and Fifth Lease Amendment dated December 1, 2016, by and between the Registrant and Bunn Farm Associates, LLC. (Incorporated by reference, Exhibit 10.15 to Company's Annual Report on Form 10-K, file number 001-30464, filed on March 12, 2018.)

10.16		Stock Purchase Agreement, dated as of January 19, 2015, by and among the Registrant and the accredited investors identified in Exhibit A thereto (Incorporated by reference, Exhibit 10.1 to Company's Current Report on Form 8-K, file number 001-36464, filed on January 23, 2015.)

10.17		Placement Agent Agreement, dated as of January 9, 2015, by and between the Registrant. and William Blair & Company L.L.C. (Incorporated by reference, Exhibit 10.2 to Company's Current Report on Form 8-K, file number 001-36464, filed on January 23, 2015.)

10.18		Loan and Security Agreement between the Registrant and Hercules Technology Growth Capital, Inc., dated February 24, 2015 (Incorporated by reference, Exhibit 10.1 to Company's Current Report on Form 8-K, file number 001-36464, filed on February 24, 2015.)

Exhibit Number
10.19		Equity Rights Letter Agreement between the Registrant and Hercules Technology Growth Capital, Inc., dated February 24, 2015 (Incorporated by reference, Exhibit 10.1 to Company's Current Report on Form 8-K, file number 001-36464, filed on February 24, 2015.)

10.20		First Amendment to Loan and Security Agreement, dated August 25, 2016, by and among Agile Therapeutics, Inc. and Hercules Capital, Inc. and the several banks and other financial institutions or entities from time to time parties to the loan agreement, dated February 24, 2015 (Incorporated by reference, Exhibit 10.1 to Company's Current Report on Form 8-K, file number 001-36464, filed on August 26, 2016.)

10.21		Second Amendment to Loan and Security Agreement, dated May 5, 2017, by and among Agile Therapeutics, Inc. and Hercules Capital, Inc. and the several banks and other financial institutions or entities from time to time parties to the loan agreement, dated February 24, 2015, as amended by a certain Amendment No. 1 to Loan and Security Agreement date as of August 25, 2016 (Incorporated by reference, Exhibit 10.1 to Company's Quarterly Report on Form 10-Q, file number 001-36464, filed on May 8, 2017.)

10.22	+	Form of Performance Unit Issuance Agreement (Incorporated by reference, Exhibit 10.1 to Company's Current Report on Form 8-K, file number 001-36464, filed on January 26, 2018.)

10.23	+	Agile Therapeutics, Inc. Amended and Restated 2014 Incentive Compensation Plan (Incorporated by reference, Appendix A to Registrant's Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, file number 001-36464, filed on April 25, 2018.)

10.24		Clinical Research Agreement, dated October 26, 2018, by and between the Registrant and TKL Research, Inc.

10.25		Stock Purchase Agreement, dated March 4, 2019, by and among Agile Therapeutics, Inc. and the Purchasers Named Therein (Incorporated by referenced, Exhibit 10.1 to Company's Current Report on Form 8-K, file number 001-36464, filed on March 4, 2019.)

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2019.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2019.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 12, 2019 (furnished herewith).

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 12, 2019 (furnished herewith).

101		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

+
Indicates management contract or compensatory plan or arrangement.

*
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

Item 16.    Form 10-K Summary

        None.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2019.

AGILE THERAPEUTICS, INC.
By	/s/ ALFRED ALTOMARI Alfred Altomari Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED ALTOMARI Alfred Altomari	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2019
/s/ SCOTT M. COIANTE Scott M. Coiante	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2019
/s/ SETH H.Z. FISCHER Seth H.Z. Fischer	Director	March 12, 2019
/s/ JOHN HUBBARD John Hubbard, Ph.D.	Director	March 12, 2019
/s/ ABHIJEET LELE Abhijeet Lele	Director	March 12, 2019
/s/ WILLIAM T. MCKEE William T. McKee	Director	March 12, 2019
/s/ AJIT S. SHETTY Ajit S. Shetty, Ph.D.	Director	March 12, 2019
/s/ JAMES TURSI James Tursi, M.D.	Director	March 12, 2019