Form 10-Q
period 2019-03-31
AGILE THERAPEUTICS INC
filed 2019-05-03
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(609) 683-1880

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered:
Common stock, par value $0.0001 per share	AGRX	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 43,743,171 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 2, 2019.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2019

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned development, commercialization, and market uptake of Twirla® (AG200-15) and our other potential product candidates, the strength and breadth of our intellectual property, our ongoing and planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, and healthcare, regulatory and scientific developments and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.

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

•                  our third-party manufacturer, Corium International, Inc.’s, or Corium, inability to complete any work or provide any data and other information necessary to support the resubmission and approval of our Twirla NDA;

•                  our ability along with Corium to complete successfully the scale-up of the commercial manufacturing process for Twirla, including the qualification and validation of equipment related to the expansion of Corium’s manufacturing facility and to pass a FDA pre-approval inspection;

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

Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on March 12, 2019 to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.

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

Agile Therapeutics, Inc.

Part I — Financial Information

Item 1.  Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$11,560	$7,851
Prepaid expenses	378	607
Total current assets	11,938	8,458
Property and equipment, net	13,911	13,916
Right of use and other assets	284	18
Total assets	$26,133	$22,392

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$700	$875
Accrued expenses	483	1,343
Lease liability, current portion	157	—
Total current liabilities	1,340	2,218
Lease liability, long-term	128	—

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $.0001 par value, 150,000,000 shares authorized, 43,615,257 and 34,377,329 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	4	3
Additional paid-in capital	271,094	261,722
Accumulated deficit	(246,433)	(241,551)
Total stockholders’ equity	24,665	20,174
Total liabilities and stockholders’ equity	$26,133	$22,392

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

(in thousands, except par value and share data)

	Three Months Ended
	March 31,
	2019	2018
Operating expenses:
Research and development	$2,881	$3,960
General and administrative	1,826	3,086
Total operating expenses	4,707	7,046
Loss from operations	(4,707)	(7,046)

Other income (expense)
Interest income	38	97
Interest expense	—	(368)
Change in fair value of warrants	—	7
Total other income (expense), net	38	(264)
Loss before benefit from income taxes	(4,669)	(7,310)
Benefit from income taxes	—	477
Net loss	$(4,669)	$(6,833)

Net loss per share (basic and diluted)	$(0.13)	$(0.20)

Weighted-average common shares (basic and diluted)	37,308,232	34,229,162

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except par value and share data)

	Common Stock		Additional		Net
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Three Months ended March 31, 2019
Balance December 31, 2018	34,377,329	$3	$261,722	$(241,551)	$20,174
Adjustment to derivitive liabilities upon adoption of ASU 2017-11	—	—	213	(213)	—
Share-based compensation - stock options and RSUs	—	—	490	—	490
Issuance of common stock in private placement, net of expenses	8,426,750	1	7,809	—	7,810
Issuance of common stock pursuant to at-the-market stock sales, net of expenses	665,974	—	860	—	860
Vesting of RSUs	145,204	—	—	—	—
Net loss	—	—	—	(4,669)	(4,669)
Balance March 31, 2019	43,615,257	$4	$271,094	$(246,433)	$24,665

Three Months ended March 31, 2018
Balance December 31, 2017	34,186,342	$3	$258,092	$(221,772)	$36,323
Share-based compensation - stock options and RSUs	—	—	1,119	—	1,119
Vesting of RSUs	61,926	—	—	—	—
Net loss	—	—	—	(6,833)	(6,833)
Balance March 31, 2018	34,248,268	$3	$259,211	$(228,605)	$30,609

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,669)	$(6,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	6
Amortization	38	—
Noncash stock based compensation	490	1,119
Noncash interest	—	139
Change in fair value of warrants	—	(7)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	229	129
Accounts payable and accrued expenses	(1,015)	(269)
Lease liability	(39)	—
Net cash used in operating activities	(4,961)	(5,716)

Cash flows from investing activities:
Acquisition of property and equipment	—	(276)
Net cash used in investing activities	—	(276)

Cash flows from financing activities:
Proceeds from issuance of common stock in private placement, net of offering costs	7,810	—
Proceeds from At-the-Market sales of common stock, net of offering costs	860
Principal payments of loan payable	—	(1,616)
Net cash used in financing activities	8,670	(1,616)

Net increase (decrease) in cash and cash equivalents	3,709	(7,608)
Cash and cash equivalents, beginning of period	7,851	35,952
Cash and cash equivalents, end of period	$11,560	$28,344

Supplemental disclosure of noncash financing activities
Supplemental cash flow information
Interest paid	$—	$239
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2019

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

The Company’s lead product candidate, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development. Substantially all of the Company’s resources are currently dedicated to developing and seeking regulatory approval for Twirla in the United States. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the potential need to obtain additional capital necessary to fund the development of its products, competition from larger companies and compliance with U.S. Food and Drug Administration (the “FDA”) and other government regulations.  If the Company does not successfully commercialize any product candidates, it will be unable to generate recurring product revenue or achieve profitability.  The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of March 31, 2019, the Company had an accumulated deficit of approximately $246.4 million.  The Company expects to continue to incur net losses into the foreseeable future.

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

In June 2018, the Company announced it had submitted a formal dispute resolution request (“FDRR”) with the FDA for Twirla.  The dispute pertained to the determination from the FDA’s reviewing Division of Bone, Reproductive and Urologic Products (“DBRUP”) that concerns surrounding the in vivo adhesion properties of Twirla prevent the approval and could not be addressed through the Company’s proposed patient compliance programs.   The initial FDRR was submitted in June 2018 and was reviewed by the Office of Drug Evaluation III, which denied the Company’s appeal on July 20, 2018. The Company then escalated its appeal to the Office of New Drugs (“OND”).

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2019

(in thousands, except share and per share data)

1. Organization and Description of Business (Continued)

In October 2018, the OND formally denied the Company’s appeal and provided a path forward that may not require that the Company reformulate Twirla or conduct a bioequivalence study between formulations, as previously suggested by DBRUP.  Specifically, OND suggested that the Company conduct a wear study to evaluate whether Twirla demonstrates a generally similar adhesion performance to Xulane®, the generic version of the previously marketed Ortho Evra® contraceptive patch, a product the FDA considers to have acceptable adhesion.  If this result is demonstrated, OND stated that the study would support the conclusion of adequate Twirla adhesion.  DBRUP later agreed that Twirla would show adequate adhesion if it demonstrated statistical non-inferiority to Xulane by a margin of less than +0.15.  On February 11, 2019, the Company announced the top-line results of the comparative wear study, which demonstrated that Twirla was statistically non-inferior to Xulane.  The wear study suggested by OND to address adhesion provides a path forward but is not intended to address efficacy.  Twirla’s safety and efficacy, including the Pearl Index that FDA noted is substantially higher than other previously approved combined hormonal contraceptives, will need to be reviewed by FDA after the Company resubmits the NDA for Twirla.  This is an issue that the FDA plans to bring to Advisory Committee after the adhesion issue has been resolved.

The Company believes that its cash and cash equivalents as of March 31, 2019 will be sufficient to meet its operating requirements into the fourth quarter of 2019.  The Company will require additional capital to fund operating needs for the remainder of the fourth quarter of 2019 and beyond including, the resumption and completion of its commercialization plan for Twirla, which primarily includes the validation of the Company’s commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of its other potential product candidates.  The Company cannot assure you that the FDA will approve Twirla, or that the Company along with Corium, its third-party manufacturer, will be able to complete validation of the Company’s commercial manufacturing successfully and in a timely manner.

The Company anticipates it will continue to incur net losses for the foreseeable future and the Company’s ability to continue operations for the remainder of the fourth quarter of 2019 and beyond will depend on its ability to obtain additional funding, as to which no assurances can be given. There can be no assurance that any financing by the Company can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2019, the Company had cash and cash equivalents of $11.6 million.  The Company continues to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. The Company’s future success depends on its ability to raise additional capital and/or implement the various strategic alternatives discussed above. The Company cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current stockholders will experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company then may be unable to complete the development of Twirla, and may also be required to further cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

The unaudited financial statements as of March 31, 2019 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. The accompanying financial statements as of March 31, 2019 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2019

(in thousands, except share and per share data)

1. Organization and Description of Business (Continued)

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. Summary of Significant Accounting Policies

The Company’s complete listing of significant accounting policies is described in Note 2 to the Company’s audited financial statements as of December 31, 2018 included in its annual report on Form 10-K filed with the SEC.

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

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe that there has been any impairment of the carrying value of any long-lived assets as of March 31, 2019.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2019

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

In connection with the completion of the Company’s initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock. Prior to January 1, 2019, warrants with non-standard anti-dilution provisions (referred to as down round protection) were classified as liabilities and re-measured each reporting period. On January 1, 2019, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2017-11 Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, which indicates that a down round feature no longer precludes equity classification when assessing whether an investment is indexed to an entity’s own stock. The Company used a modified retrospective approach to adoption, which does not restate its financial statements as of the prior year end (December 31, 2018). The cumulative effect of adoption of ASU 2017-11 resulted in an adjustment to accumulated deficit as of January 1, 2019 of $213 with a corresponding adjustment to additional paid-in capital. As of March 31, 2019, there were outstanding 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

The warrants issued in connection with the Company’s debt financing completed in February 2015 (see Note 7) are classified as a component of stockholders’ equity. The value of such warrants was determined using the Black-Scholes option-pricing model. As of March 31, 2019, there were outstanding 180,274 warrants to purchase common stock at $5.89 per share related to this debt financing. These warrants expire on February 24, 2020.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company grants stock options for a fixed number of shares to employees and non-employees with an exercise price equal to or, in some cases, above the fair value of the shares at grant date. Compensation cost is recognized for all share-based payments granted and is based on the grant-date fair value estimated using the weighted-average assumption of the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. The Company elects to account for forfeitures when they occur. The equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital.

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

Notes to Unaudited Financial Statements

March 31, 2019

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2019 and 2018, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	March 31,
	2019	2018
Common stock warrants	242,779	242,779
Unvested restricted stock units	—	285,948
Common stock options	7,236,183	4,875,305
Total	7,478,962	5,404,032

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. The recent accounting pronouncements did not have a material impact of the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2019

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018.

	Level 1	Level 2	Level 3
March 31, 2019
Assets:
Cash and cash equivalents	$11,461	$—	$—
Total assets at fair value	$11,461	$—	$—

	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Cash and cash equivalents	$7,776	$—	$—
Total assets at fair value	$7,776	$—	$—

Liabilities:
Common stock warrants	$—	$—	$—
Total liabilities at fair value	$—	$—	$—

As indicated in Note 2, on January 1, 2019, the Company adopted the provisions of ASU 2017-11 to account for the down round feature of its warrants issued in connection with its initial public offering in May 2014.  As a result of the adoption of ASU 2017-11, effective January 1, 2019, the Company no longer measures these warrants at fair value.

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2018 include (i) volatility (70.0%), (ii) risk free interest rate of 2.57% (estimated using treasury bonds with a 1-year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($0.58) and (v) expected life (1 year).

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2019

(in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

The following is a rollforward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2016	$172
Change in fair value	(143)
Ending balance at December 31, 2017	29
Change in fair value	(29)
Ending balance at December 31, 2018	$—

There were no transfers between Level 1, 2 or 3 during 2019 or 2018. If the Company’s estimates regarding the fair value of its warrants are inaccurate, a future adjustment to these estimated fair values may be required. Additionally, these estimated fair values could change significantly.

4. Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2019	2018
Prepaid insurance	$312	$484
Other	66	123
Total prepaid expenses	$378	$607

5. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2019	2018
Employee bonuses	$275	$621
Accrued retention bonus	—	638
Accrued professional fees and other	208	84
Total accrued liabilities	$483	$1,343

6.  Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The Company adopted ASU No. 2016-02 on January 1, 2019 using the modified retrospective approach.  Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below.  The Company recorded a lease asset and lease liability of approximately $0.3 million on its balance sheet as of January 1, 2019, with no material impact on its statement of operations.

The Company has no finance leases and one operating lease for office space in Princeton, NJ.  Operating lease expense was $48 for the three months ended March 31, 2019.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2019

(in thousands, except share and per share data)

6.  Leases (Continued)

Three Months Ended
March 31, 2019

Operating lease information:
Cash paid for amounts included in measurement of lease liabilities	$39
ROU assets obtained in exchange for lease liabilities	$266
Weighted-average remaining lease term (years)	1.67
Weighted-average discount rate	21.2%

Operating
Maturity of Lease Laibilities
2019	$150
2020	191
Total	$341
Less: Interest	(56)
Present value of lease liability	$285

7. Loan and Security Agreement

Hercules Capital, Inc.

In February 2015, the Company entered into a loan and security agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) for a term loan of up to $25.0 million (the “Term Loan”). In August 2016, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules which amended certain terms of the Hercules Loan Agreement. In May 2017, the Company entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with Hercules which further amended certain terms of the Hercules Loan Agreement. A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay the Company’s existing term loan with Oxford Finance LLC.

The First Amendment revised the Term Loan’s maturity date to be on December 1, 2018.  In connection with the execution of the First Amendment, the Company paid Hercules a facility fee of $165. The facility fee represented a debt issue cost which was reflected as a reduction to the carrying amount of the loan payable in accordance with ASU 2015-03. Such issue costs were amortized to interest expense over the life of the Term Loan using the effective interest method.

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

March 31, 2019

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

Interest expense on the Hercules Loan Agreement including the accretion of the value of the related warrants, accrual of term loan back-end fee and amortization of the deferred financing costs was approximately $0 and $368, for the three months ended March 31, 2019 and 2018, respectively.

8. Stockholders’ Equity

Shelf Registration Statement

On November 2, 2018, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $100.0 million (the “2018 Shelf Registration Statement”). On November 14, 2018, the 2018 Shelf Registration Statement was declared effective by the SEC. In the future, the Company may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2018 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Private Placement

In March 2019, the Company completed a private placement of 8,426,750 shares of common stock at $0.93 per share.  Proceeds from the Company’s private placement, net of offering costs were approximately $7.8 million.

ATM Sales Agreement

In January 2019, the Company entered into a common stock sales agreement (the “Sales Agreement”) under which the Company may sell up to an aggregate of $10.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended).  The Company agreed to pay a commission of 3% of the gross proceeds of any common stock sold under the Sales Agreement.  During the three months ended March 31, 2019, the Company issued and sold 665,974 shares of common stock under the Sales Agreement resulting in net proceeds to the Company of approximately $860.  All such shares were sold during February and March 2019.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2019

(in thousands, except share and per share data)

8. Stockholders’ Equity (Continued)

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Three Months Ended
	March 31,
	2019	2018
Research and development	$151	$350
General and administrative	339	769
Total	$490	$1,119

9.  Income Taxes

Sale of New Jersey Net Operating Losses

In January 2018, the Company received net proceeds of approximately $0.5 million in non-dilutive financing through the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”).  The Program enables approved biotechnology companies to sell their unused Net Operating Loss Carryovers and unused Research and Development Tax Credits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey.  The New Jersey Economic Development Authority and the New Jersey Department of the Treasury’s Division of Taxation administer the Program.  The Company used the proceeds from the sale for working capital purposes.  The Company has now reached the maximum lifetime benefit of $15.0 million under the Program and will no longer be eligible to participate in the Program.

10. Restructuring Costs

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

Each employee who participated in the Retention Plan (“Retention Plan Participants”) and (i) remained continuously employed by the Company through December 31, 2018 or (ii) had been terminated by the Company other than for cause (as defined in an applicable employment agreement, or, if no employment agreement existed, as determined by the Company in good faith) prior to December 31, 2018, were paid a lump-sum cash payment in an amount determined by the compensation committee (“Compensation Committee”) of the Company’s board of directors at the time of the adoption of the Retention Plan.  The total amount of the cash portion of the Retention Plan was approximately $0.6 million and was paid out to the Retention Plan Participants in January 2019.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

March 31, 2019

(in thousands, except share and per share data)

10. Restructuring Costs (Continued)

In addition, each Retention Plan Participant was granted a stock option to purchase the number of shares of common stock as approved by the Compensation Committee, with a per share exercise price of $0.58, representing the closing price of the Company’s common stock as reported by Nasdaq on the date the Retention Plan was approved by the Compensation Committee.  Each option vests in four equal 25% installments on the following dates: (i) June 20, 2018, (ii) December 31, 2018, (iii) June 30, 2019 and (iv) December 31, 2019.

A summary of accrued restructuring costs, included as a component of accrued liabilities on the Company’s unaudited March 31, 2019 balance sheet is as follows:

	December 31, 2018	Charges	Payments	March 31, 2019

Accrued retention bonus	$638	$—	$(638)	$—
Total	$638	$—	$(638)	$—

11. Commitments and Contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position. As of March 31, 2019, the Company has not recorded a provision for any contingent losses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2019.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Dollars in the text and in tabular format are presented in thousands, except per share data, or as otherwise indicated.

Overview

We are a forward-thinking women’s healthcare company dedicated to fulfilling the unmet health needs of today’s women. Twirla® and our other current potential product candidates are designed to provide women with contraceptive options that offer greater convenience and facilitate compliance. Our short-term goal is to establish a market-leading franchise in the multi-billion-dollar U.S. hormonal contraceptive market built on the planned initial approval of our lead product candidate, Twirla, also known as AG200-15 in the U.S. Twirla is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development.  We plan to resubmit our new drug application, or NDA, for Twirla to the U.S. Food and Drug Administration, or FDA, in the second quarter of 2019 and seek FDA approval of the NDA in the fourth quarter of 2019.

Recent Regulatory History

We have had a long and complicated history seeking regulatory approval for Twirla in the U.S., which has included the submission of our NDA for Twirla twice (first in 2012 and again in 2017), the issuance of two complete response letters, or CRLs, from the FDA in 2013 and 2017, and the need to pursue formal dispute resolution with the FDA after the CRL issued in 2017.  We expect to face significant challenges as we continue to pursue regulatory approval for Twirla, including a likely Advisory Committee review of the safety and efficacy of Twirla, including a discussion regarding the Pearl Index from our SECURE Phase 3 clinical trial that the FDA noted is substantially higher than other previously approved combined hormonal contraceptives, or CHCs, and a likely pre-approval inspection of our third-party manufacturer’s facility, which must be successfully completed prior to approval.

On December 21, 2017, after completion of its review of our Twirla NDA, the FDA, issued the second CRL, or the 2017 CRL. The FDA’s reasons for issuing the 2017 CRL related to cited deficiencies in the manufacturing process for Twirla and questions about our clinical in vivo adhesion properties.  More specifically, the 2017 CRL identifies deficiencies relating to:

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

In addition, the FDA also identified additional pregnancies, many of which were in women who had delays in applying patches, which they argued should be added to the Pearl Index calculation for Twirla. The FDA expressed concern in the 2017 CRL regarding the implication of delays in patch application for real-world use.  The 2017 CRL does not identify any specific issues relating to the safety of Twirla.

At our request, the Division of Bone, Reproductive and Urologic Products, or DBRUP, had a Type A meeting with us on April 16, 2018 to discuss the deficiencies in the Twirla NDA identified in the 2017 CRL and the regulatory path for approval of Twirla.  In its official minutes, the FDA informed us that to address concerns surrounding in vivo adhesion we needed to reformulate the transdermal system, conduct a formal in vivo adhesion study with the new formulation, and demonstrate bioequivalence to the data and information in the original formulation.  The FDA also said it anticipates discussing the safety and efficacy of Twirla at an Advisory Committee meeting to obtain input on whether the benefits of Twirla outweigh the risks.  The FDA also provided guidance on the path forward for addressing the manufacturing quality control test method issues related to Twirla, and informed us that whether these issues have been adequately addressed would be subject to review by the FDA when we resubmit our Twirla NDA

We disagreed with the FDA’s conclusions regarding the in vivo adhesion properties of Twirla and the need for product reformulation, and we submitted a formal dispute resolution request, or FDRR, to the FDA.  In October 2018, the FDA’s Office of New Drugs, or OND, formally denied our appeal, but provided a path forward for resubmission of the NDA for Twirla that may not require that we reformulate Twirla or conduct a bioequivalence study between formulations, as previously suggested by DBRUP.  Specifically, OND suggested that we conduct a wear study to evaluate whether Twirla demonstrates a generally similar adhesion performance to Xulane, the generic version of the previously marketed Ortho Evra® contraceptive patch, a product the FDA considers to have acceptable adhesion.  If this result were demonstrated, OND stated that the study would support the conclusion of adequate Twirla adhesion.

As recommended by OND, we met with DBRUP to discuss the specific design and success criteria of the comparative wear study.  DBRUP agreed that Twirla would be considered statistically non-inferior to Xulane if the upper 95% confidence limit of the mean difference was less than +0.15.  As agreed with DBRUP, we conducted a randomized, open-label, crossover adhesion study in healthy women aged 18 to 35 years with a Body Mass Index of less than 35 kg/m2. Subjects were randomized to wear either Twirla or Xulane for the first week and then switched to the patch not initially worn for the second week.  The study design followed the 2018 ANDA Guidance for Assessment of Adhesion entitled Assessing Adhesion With Transdermal and Topical Delivery Systems for ANDAs.

On February 11, 2019, we announced the top-line results of the comparative wear study.   The study met the non-inferiority criterion set forth by the FDA by demonstrating an upper 95% confidence limit of -0.16.

Primary endpoint:  mean adhesion scores for Twirla and Xulane

	Twirla		Xulane		Difference (Twirla — Xulane)
	N	Mean (SD)	N	Mean (SD)	Mean (SD)	One-sided upper 95% CL	Non-inferiority criterion met
Adhesion score in the Per Protocol population	77	0.14 (0.28)	77	0.39 (0.40)	-0.25 (0.23)	-0.16	Yes

Non-inferiority Scale

We plan on resubmitting our Twirla NDA in the second quarter of 2019.  Our planned resubmission is intended to be a complete response to the 2017 CRL and will include the results from the comparative wear study, additional information on our manufacturing process, and other analyses responding to the 2017 CRL.  Following the resubmission, we anticipate that FDA will likely re-inspect our contract manufacturer, Corium, and hold an Advisory Committee meeting to review of the safety and efficacy of Twirla, where we expect a discussion regarding the Pearl Index, an efficacy measurement from our SECURE Phase 3 clinical trial that the FDA noted is substantially higher than other previously approved CHCs, and a likely pre-approval inspection of our third-party manufacturer’s facility, which must be successfully completed prior to approval.

We can make no assurances that the FDA will agree that the results of the comparative wear study demonstrate adequate adhesion of Twirla.  If the FDA determines that Twirla’s adhesion is still inadequate despite the results of the comparative wear study, it will likely require us to reformulate Twirla and conduct additional clinical or bioequivalence studies before we can resubmit the Twirla NDA.

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

Financial Overview

Since our inception in 1997, we have devoted substantial resources to developing and seeking regulatory approval for Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $9.8 million, $14.4 million and $20.9 million during the years ended December 31, 2018, 2017 and 2016, respectively.  We incurred research and development expenses of $2.9 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively.  We anticipate that a portion of our operating expenses will continue to be related to research and development as we seek to complete the development of Twirla. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.

We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans.  As of March 31, 2019 and December 31, 2018, we had $11.6 million and $7.8 million in cash and cash equivalents, respectively.

In March 2019, we completed a private placement of 8,426,750 shares of common stock at $0.93 per share.  Proceeds from the private placement, net of offering costs, were approximately $7.8 million.

In January 2019, we entered into a common stock sales agreement under which we may sell up to an aggregate of $10.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended).  We agreed to pay a commission of 3% of the gross proceeds of any common stock sold under this agreement.  During the three months ended March 31, 2019, we issued and sold 665,974 shares of common stock under the common stock sales agreement resulting in net proceeds of approximately $0.9 million.  All such shares were sold during February and March 2019.

We have not generated any revenue and have never been profitable for any year. Our net loss was $19.8 million, $28.3 million and $28.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our net loss was $4.7 million and $6.8 million for the three months ended March 31, 2019 and 2018, respectively.  We expect to incur increased expenses and increasing operating losses for the foreseeable future as we seek the approval of our NDA for Twirla,  which includes preparing for an anticipated Advisory Committee meeting, completing the qualification and validation of our commercial manufacturing process, initiating pre-launch commercial activities, commercially launching Twirla, if approved, advancing our other potential product candidates and expanding our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We have halted all further work on our pipeline except for Twirla. We will require additional capital should we choose to advance the development of our other potential product candidates.

Going Concern

We believe that our cash and cash equivalents as of March 31, 2019, will be sufficient to meet our projected operating requirements into the fourth quarter of 2019.  We will require additional capital to fund our operating needs for the remainder of the fourth quarter of 2019 and beyond including, among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates.

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

As of March 31, 2019, we had cash and cash equivalents of $11.6 million. Our future success depends on our ability to raise additional capital and/or implement various strategic alternatives. We continue to analyze strategic and financing alternatives, potential asset sales as well as mergers and acquisitions. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, whether through the issuance of equity or convertible debt securities, or any combination thereof, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including Twirla, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funds when needed or on acceptable terms, we then may be unable to complete the development of Twirla, and may also be required to further cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

The unaudited financial statements as of March 31, 2019 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not own any manufacturing facilities and rely on Corium for all aspects of the manufacturing of Twirla. We will need to continue to invest in the manufacturing process for Twirla, and incur significant expenses, in order to complete the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities in order to be capable of supplying projected commercial quantities of Twirla, if approved. We continue to plan the process of scaling up the commercial manufacturing capabilities for Twirla with Corium and the associated costs and timelines. We expect the validation and expansion of our commercial manufacturing process to be completed after the approval of Twirla. If we obtain regulatory approval for Twirla, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing, distribution, medical affairs and compliance functions, which will also require additional capital.

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

Research and development activities are central to our business model and to date, our research and development expenses have related primarily to the development of Twirla. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis, as the majority of our past and planned expenses have been and will be in support of Twirla.

In 2019, we expect our research and development expenses to remain relatively consistent with 2018 expenses.  Research and development expenses in 2019 will consist primarily of those costs associated with completing our wear study comparing the adhesion of Twirla and Xulane, preparation and resubmission of the NDA for Twirla, the continued development and refinement of our commercial manufacturing process and responding to information requests expected to be received from the FDA as part of their review of our planned NDA resubmission.  As a result of the 2017 CRL, we have significantly scaled back equipment qualification and validation of our commercial manufacturing process and resumption and completion of these activities will require additional capital.

For the three months ended March 31, 2019 and 2018, our research and development expenses were approximately $2.9 million and $4.0 million, respectively.  The following table summarizes our research and development expenses by functional area.

	Three months ended
	March 31,
	2019	2018

Clinical development	$1,498	$244
Regulatory	261	111
Personnel related	491	707
Manufacturing - commercialization	465	2,194
Manufacturing	15	354
Stock-based compensation	151	350
Total research and development expenses	$2,881	$3,960

It is difficult to determine with any certainty the exact duration and completion costs of any of our future clinical trials of Twirla or our other current and future potential product candidates we may advance. It is also difficult to determine if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates that obtain regulatory approval.

Consistent with our previous NDA resubmission in 2017, we currently expect that our resubmission of the NDA responding to the 2017 CRL will be categorized as a Type 2 resubmission and receive a review period of six months from the date of resubmission of the NDA. We may, however, never succeed in achieving regulatory approval for Twirla or any of our other potential product candidates or such approval may be delayed. The duration, costs and timing of clinical trials and development of our other potential product candidates in addition to Twirla will depend on a variety of factors, including obtaining additional capital, the uncertainties of future clinical trials and preclinical studies, the rate of subject enrollment, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to fund our operating needs for the remainder of the fourth quarter of 2019 and beyond including, among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates.

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

For the three months ended March 31, 2019 and 2018, our general and administrative expenses totaled approximately $1.8 million and $3.1 million, respectively.  In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch activities, pending our ability to address the 2017 CRL and receive approval of Twirla. If Twirla is approved, we intend to commercialize Twirla in the United States through a direct sales force. We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla, its planned line extensions, and any of our other potential product candidates, and as we operate as a public company. These increases will likely include increased selling and marketing costs, including payroll and operating costs, related to the commercial launch of Twirla, if approved, legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations. Additionally, if in the future we believe regulatory approval of Twirla or any of our other potential product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three months ended
	March 31,
	2019	2018	Change

Operating expenses:
Research and development	$2,881	$3,960	$(1,079)
General and administrative	1,826	3,086	(1,260)

Total operating expenses	4,707	7,046	(2,339)

Other income (expense)
Interest income	38	97	(59)
Interest expense	—	(368)	368
Change in fair value of warrants	—	7	(7)
Total other income (expense), net	38	(264)	302

Loss before benefit from income taxes	(4,669)	(7,310)	2,641
Benefit from income taxes	—	477	(477)
Net loss	$(4,669)	$(6,833)	$2,164

Research and development expenses.  Research and development expenses decreased by $1.1 million, or 27%, from $4.0 million for the three months ended March 31, 2018 to $2.9 million for the three months ended March 31, 2019. This decrease in research and development expenses was primarily due to the following:

•                  a decrease in manufacturing commercialization expenses of $2.0 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.  This decrease reflects reduced activity associated with the scale-up process and the on-going qualification process of the commercial manufacturing equipment primarily as a result of the receipt of the 2017 CRL.  Costs related to the qualification, validation and manufacture of Twirla will be recorded as research and development expenses until we receive approval of our NDA for Twirla;

•                  a decrease in personnel-related expenses of $0.2 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.  This decrease is primarily the result of the reduction in workforce that was announced in June 2018 as part of our restructuring efforts;

•                  a decrease in stock compensation expense of $0.2 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  This decrease is primarily the result of a lower stock price associated with the January 2019 stock option grants as compared to the January 2018 stock option grants; and

•                  an increase in clinical development expenses of $1.3 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.  This increase primarily relates to the costs associated with the comparative wear study of Twirla and Xulane which was initiated and completed during the three months ended March 31, 2019.

General and administrative expenses.  General and administrative expenses decreased by $1.3 million, or 41%, from $3.1 million for the three months ended March 31, 2018 to $1.8 million for the three months ended March 31, 2019. This decrease in general and administrative expense was primarily due to:

•                  a decrease in commercial development expense of $0.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  This decrease relates to the suspension of our pre-commercialization activities such as brand building, advocacy and consulting as a result of the receipt of the 2017 CRL;

•                  a decrease in stock compensation expense of $0.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This decrease is primarily the result of a lower stock price associated with the January 2019 stock option grants as compared to the January 2018 stock option grants; and

•                  a decrease in personnel-related expenses of $0.3 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.  This decrease is primarily the result of the reduction in workforce that was announced in June 2018 as part of our restructuring efforts.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the three months ended March 31, 2018.  Interest expense also included the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loan and the accrual of the final payment due to Hercules.  Interest expense decreased by $0.4 million, or 100%, from $0.4 million for the three months ended March 31, 2018 to $0 for the three months ended March 31, 2019.  The decrease is the result of the completion of the repayment of the term loan with Hercules on December 1, 2018.

Benefit from income taxes.  For the three months ended March 31, 2018, we received $0.5 million from the sale of New Jersey state NOLs as part of the Technology and Business Tax Certificate Program, or the Program.  The Program enables approved biotechnology companies to sell their unused Net Operating Loss Carryovers and unused Research and Development Tax Credits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey.  The New Jersey Economic Development Authority and the New Jersey Department of the Treasury’s Division of Taxation administer the Program.  The Company has now reached the maximum lifetime benefit of $15.0 million under the Program and will no longer be eligible to participate in the Program.

Liquidity and Capital Resources

At March 31, 2019, we had cash and cash equivalents totaling $11.6 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2019	2018

Net cash used in operating activities	$(4,961)	$(5,716)
Net cash used in investing activities	—	(276)
Net cash used in financing activities	8,670	(1,616)
Net increase (decrease) in cash and cash equivalents	$3,709	$(7,608)

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our lead product candidate, Twirla, was being developed. Net cash used in operating activities was $5.0 million for the three months ended March 31, 2019 and consisted primarily of a net loss of $4.7 million, which was offset by non-cash stock-based compensation expense of $0.5 million and a net decrease in operating assets and liabilities of $0.8 million.  Net cash used in operating activities was $5.7 million for the three months ended March 31, 2018 and consisted primarily of a net loss of $6.8 million which was offset by non-cash stock-based compensation expense of $1.1 million, non-cash interest expense of $0.1 million and a working capital decrease of $0.1 million. Cash used in operations in 2018 was offset, in part, by the proceeds received from the sale of New Jersey NOLs. The decreased clinical development expenses were offset by increased commercial development and commercial manufacturing expenses related to the initialization of pre-commercialization activities for Twirla.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 and 2018 was $0 and $0.3 million, respectively. Cash used in investing activities for the three months ended March 31, 2018 primarily represents the acquisition of equipment to be used in the commercialization of Twirla, if approved.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $8.7 million which primarily represented net proceeds of $7.8 million received from the issuance of 8,426,750 shares of our common stock in a private placement and net proceeds of approximately $0.9 million from the sale of 665,974 shares of our common stock through an at-the-market, or ATM, sales program.  Net cash used in financing activities for the three months ended March 31, 2018 was $1.6 million which primarily represented principal payments under the Hercules Loan Agreement, which began on February 1, 2017.

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

In addition to the reductions in planned operating expenses we began implementing in January 2018, we reduced our workforce by approximately thirty percent in June 2018 as we pursued formal dispute resolution and a path forward for the resubmission of our NDA for Twirla. In March 2019, as described above, we raised approximately $8.7 million though a private placement of common stock and sales of common stock through our ATM sales program.

We believe that our cash and cash equivalents as of March 31, 2019 will be sufficient to meet our projected operating requirements into the fourth quarter of 2019.  We will require additional capital to fund our operating needs for the remainder of the fourth quarter of 2019 and beyond including, among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates.  We cannot assure you that the FDA will approve Twirla, or that we along with Corium, our third-party manufacturer, will be able to complete validation of our commercial manufacturing successfully and in a timely manner.

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

•                  complete the equipment qualification and validation related to the expansion of Corium’s manufacturing facility in preparation for potential commercial operations;

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

We may also need to raise additional funds sooner if we choose to accelerate components of our commercial plan or we encounter any unforeseen events that affect our current business plan or we may choose to raise additional funds to provide us with additional working capital. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed or on attractive terms or are unable to enter into strategic collaborations, we then may be unable to complete the development of Twirla and may also be required to further cut operating costs, forgo future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection. Because of the numerous risks and uncertainties associated with the development of Twirla, including, among other things, manufacturing scale up, FDA review of the NDA for Twirla and commercialization of Twirla, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Twirla. Our future capital requirements will depend on many factors, including:

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

As of March 31, 2019, we had cash and cash equivalents of $11.6 million. Our future success depends on our ability to raise additional capital and/or implement various strategic alternatives. We continue to analyze strategic and financing alternatives, potential asset sales as well as mergers and acquisitions. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us.  If we issue additional securities to raise funds, whether through the issuance of equity or convertible debt securities, or any combination thereof, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including Twirla, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

The unaudited financial statements as of March 31, 2019 have been prepared under the assumption that we will continue as a going concern for the next 12 months.  Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional equity and/or debt financing and reduce expenditures.  These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2019 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease	341	202	139	—	—
Total	$341	$202	$139	$—	$—

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

On January 23, 2019, we filed a prospectus supplement to our 2018 Shelf Registration Statement registering an at-the-market offering program we entered into for the sale of up to $10.0 million of shares of our common stock.  During the three months ended March 31, 2019, we sold 665,974 shares of our common stock under the at-the-market program resulting in net proceeds of approximately $0.9 million.

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

We had cash and cash equivalents of $11.6 million and $7.8 million at March 31, 2019 and December 31, 2018, respectively consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would not have a material effect on interest expense for the year ended December 31, 2019.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2019.

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

Item 1A.    Risk Factors.

There have been no material changes during the quarter ended March 31, 2019 to our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit
Number	Description of Document

10.1

Stock Purchase Agreement dated as of March 4, 2019, by and among Agile Therapeutics, Inc and the Purchasers Named Therein (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, file number 001-36464, filed on March 4, 2019.)

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

Date: May 3, 2019	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2019

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)