Form 10-Q
period 2019-06-30
AGILE THERAPEUTICS INC
filed 2019-08-01
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

There were 44,775,811 shares of the registrant’s common stock, $0.0001 par value, outstanding as of July 31, 2019.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2019

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

•                  the potential that the U.S. Food and Drug Administration, or FDA determines that our data does not support approval of the Twirla new drug application, or NDA, and requires us to conduct additional studies or reformulate Twirla to address the concerns raised in the second Twirla complete response letter, or 2017 CRL;

•                  our ability to obtain a favorable advisory committee vote regarding the benefit and risk profile of Twirla, which is currently planned for October 30, 2019;

•                  our ability to obtain and maintain regulatory approval of the Twirla NDA and our product candidates, and the labeling under any approval we may obtain;

•                  our ability to attract and retain key employees;

•                  the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•                  our third-party manufacturer, Corium International, Inc.’s, or Corium, inability to complete any work or provide any data and other information necessary to support the resubmission and approval of our Twirla NDA;

•                  our ability along with Corium to pass an FDA pre-approval inspection, or PAI, and complete successfully the scale-up of the commercial manufacturing process for Twirla, including the qualification and validation of equipment related to the expansion of Corium’s manufacturing facility;

•                  the performance and financial condition of Corium or any of the suppliers to our third-party manufacturer;

•                  the success and timing of our clinical trials or other studies;

•                  our ability along with our study investigators to pass any FDA inspections of our clinical sites;

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

•                  our inability to timely obtain from our third-party manufacturer, Corium, sufficient quantities or quality of our product candidates or other materials required for a clinical trial or other tests and studies; and

•                  our ability to successfully implement our business strategy.

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

Agile Therapeutics, Inc.

Part I — Financial Information

Item 1.  Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$10,586	$7,851
Prepaid expenses	178	607
Total current assets	10,764	8,458
Property and equipment, net	13,906	13,916
Right of use and other assets	250	18
Total assets	$24,920	$22,392

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$804	$875
Accrued expenses	803	1,343
Lease liability, current portion	167	—
Total current liabilities	1,774	2,218
Lease liability, long-term	82	—

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $.0001 par value, 150,000,000 shares authorized, 44,632,329 and 34,377,329 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	4	3
Additional paid-in capital	272,977	261,722
Accumulated deficit	(249,917)	(241,551)
Total stockholders’ equity	23,064	20,174
Total liabilities and stockholders’ equity	$24,920	$22,392

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

(in thousands, except par value and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$1,779	$2,413	$4,660	$6,372
General and administrative	1,768	2,318	3,594	5,404
Restructuring costs	—	416	—	416

Total operating expenses	3,547	5,147	8,254	12,192

Loss from operations	(3,547)	(5,147)	(8,254)	(12,192)

Other income (expense)
Interest income	63	101	101	198
Interest expense	—	(320)	—	(689)
Change in fair value of warrants	—	22	—	29
Total other income (expense), net	63	(197)	101	(462)

Loss before benefit from income taxes	(3,484)	(5,344)	(8,153)	(12,654)
Benefit from income taxes	—	—	—	477
Net loss	$(3,484)	$(5,344)	$(8,153)	$(12,177)

Net loss per share (basic and diluted)	$(0.08)	$(0.16)	$(0.20)	$(0.36)

Weighted-average common shares (basic and diluted)	43,776,549	34,277,601	40,560,259	34,253,515

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except par value and share data)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Six Month Period Ended June 30, 2019
Balance December 31, 2018	34,377,329	$3	$261,722	$(241,551)	$20,174
Adjustment to derivitive liabilities upon adoption of ASU 2017-11	—	—	213	(213)	—
Share-based compensation - stock options and RSUs	—	—	490	—	490
Issuance of common stock in private placement, net of expenses	8,426,750	1	7,809	—	7,810
Issuance of common stock pursuant to at-the-market stock sales, net of expenses	665,974	—	860	—	860
Vesting of RSUs	145,204	—	—	—	—
Net loss	—	—	—	(4,669)	(4,669)
Balance March 31, 2019	43,615,257	$4	$271,094	$(246,433)	$24,665
Share-based compensation - stock options	—	—	479	—	479
Issuance of common stock pursuant to at-the-market stock sales, net of expenses	992,072	—	1,389	—	1,389
Issuance of common stock upon exercise of stock options	25,000	—	15	—	15
Net loss	—	—	—	(3,484)	(3,484)
Balance June 30, 2019	44,632,329	$4	$272,977	$(249,917)	$23,064

Six Month Period Ended June 30, 2018
Balance December 31, 2017	34,186,342	$3	$258,092	$(221,772)	$36,323
Share-based compensation - stock options and RSUs	—	—	1,119	—	1,119
Vesting of RSUs	61,926	—	—	—	—
Net loss	—	—	—	(6,833)	(6,833)
Balance March 31, 2018	34,248,268	$3	$259,211	$(228,605)	$30,609
Share-based compensation - stock options and RSUs	—	—	988	—	988
Vesting of RSUs	129,061	—	—	—	—
Net loss	—	—	—	(5,344)	(5,344)
Balance June 30, 2018	34,377,329	$3	$260,199	$(233,949)	$26,253

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,153)	$(12,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	12
Amortization	71	—
Noncash stock based compensation	969	2,106
Noncash interest	—	262
Change in fair value of warrants	—	(29)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	429	562
Accounts payable and accrued expenses	(590)	(644)
Lease liability	(75)	—
Net cash used in operating activities	(7,339)	(9,908)

Cash flows from investing activities:
Acquisition of property and equipment	—	(316)
Net cash used in investing activities	—	(316)

Cash flows from financing activities:
Proceeds from issuance of common stock in private placement, net of offering costs	7,810
Proceeds from At-the-Market sales of common stock, net of offering costs	2,249
Principal payments of loan payable	—	(3,263)
Proceeds from exercise of stock options	15	—
Net cash provided by (used in) financing activities	10,074	(3,263)

Net increase (decrease) in cash and cash equivalents	2,735	(13,487)
Cash and cash equivalents, beginning of period	7,851	35,952
Cash and cash equivalents, end of period	$10,586	$22,465

Supplemental disclosure of noncash financing activities
Supplemental cash flow information
Interest paid	$—	$449
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2019

(in thousands, except share and per share data)

1. Organization and Description of Business

Nature of Operations

Agile Therapeutics, Inc. (“Agile” or the “Company”) was incorporated in Delaware on December 22, 1997. Agile is a women’s healthcare company dedicated to fulfilling the unmet health needs of today’s women. The Company’s activities since inception have consisted principally of raising capital and performing research and development, including development of the Company’s lead product candidate, Twirla®, also known as AG200-15. The Company is headquartered in Princeton, New Jersey.

The Company’s lead product candidate, Twirla is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development.  The Company is seeking approval by the U.S. Food and Drug Administration (the “FDA”) of the new drug application, (the “NDA”) for Twirla, which was resubmitted in May 2019.  The NDA has been assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of November 16, 2019.  Substantially all of the Company’s resources are currently dedicated to developing and seeking regulatory approval for Twirla in the United States. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the potential need to obtain additional capital necessary to fund the development of its products, competition from larger companies and compliance with FDA and other government regulations.  If the Company does not successfully commercialize any product candidates, it will be unable to generate recurring product revenue or achieve profitability.  The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of June 30, 2019, the Company had an accumulated deficit of approximately $249.9 million.  The Company expects to continue to incur net losses into the foreseeable future.

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

June 30, 2019

(in thousands, except share and per share data)

1. Organization and Description of Business (Continued)

In October 2018, the OND formally denied the Company’s appeal and provided a path forward that may not require that the Company reformulate Twirla or conduct a bioequivalence study between formulations, as previously suggested by DBRUP.  Specifically, OND suggested that the Company conduct a wear study to evaluate whether Twirla demonstrates a generally similar adhesion performance to Xulane®, the generic version of the previously marketed Ortho Evra® contraceptive patch, a product the FDA considers to have acceptable adhesion.  If this result is demonstrated, OND stated that the study would support the conclusion of adequate Twirla adhesion.  DBRUP later agreed that Twirla would show adequate adhesion if it demonstrated statistical non-inferiority to Xulane by a margin of less than +0.15.  On February 11, 2019, the Company announced the top-line results of the comparative wear study, which demonstrated that Twirla was statistically non-inferior to Xulane.  The wear study suggested by OND to address adhesion provides a path forward but is not intended to address efficacy.  Twirla’s safety and efficacy, including the Pearl Index that FDA noted is substantially higher than other previously approved combined hormonal contraceptives, will need to be reviewed by FDA after the Company resubmits the NDA for Twirla.  The FDA has notified the Company that they plan to convene a meeting of the Bone, Reproductive and Urologic Drugs Advisory Committee, or BRUDAC, which is the advisory committee for contraceptive products, on October 30, 2019 to discuss the Twirla NDA.

The Company believes that its cash and cash equivalents as of June 30, 2019 will be sufficient to meet its operating requirements through the end of 2019.  The Company will require additional capital to fund operating needs for 2020 and beyond including, the resumption and completion of its commercialization plan for Twirla, which primarily includes the validation of the Company’s commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of its other potential product candidates.  The Company cannot assure you that the FDA will approve Twirla, or that the Company along with Corium International, Inc. (“Corium”), its third-party manufacturer, will be able to complete validation of the Company’s commercial manufacturing successfully and in a timely manner.

The Company anticipates it will continue to incur net losses for the foreseeable future and the Company’s ability to continue operations for 2020 and beyond will depend on its ability to obtain additional funding, as to which no assurances can be given. There can be no assurance that any financing by the Company can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2019, the Company had cash and cash equivalents of $10.6 million.  The Company continues to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. The Company’s future success depends on its ability to raise additional capital and/or implement the various strategic alternatives discussed above. The Company cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current stockholders will experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company then may be unable to complete the development of Twirla, and may also be required to further cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

The unaudited financial statements as of June 30, 2019 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. The accompanying financial statements as of June 30, 2019 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2019

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

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made.  The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe that there has been any impairment of the carrying value of any long-lived assets as of June 30, 2019.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2019

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

In connection with the completion of the Company’s initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock. Prior to January 1, 2019, warrants with non-standard anti-dilution provisions (referred to as down round protection) were classified as liabilities and re-measured each reporting period. On January 1, 2019, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2017-11 Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, which indicates that a down round feature no longer precludes equity classification when assessing whether an investment is indexed to an entity’s own stock. The Company used a modified retrospective approach to adoption, which does not restate its financial statements as of the prior year end (December 31, 2018). The cumulative effect of adoption of ASU 2017-11 resulted in an adjustment to accumulated deficit as of January 1, 2019 of $213 with a corresponding adjustment to additional paid-in capital. As of June 30, 2019, there were outstanding 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

The warrants issued in connection with the Company’s debt financing completed in February 2015 (see Note 7) are classified as a component of stockholders’ equity. The value of such warrants was determined using the Black-Scholes option-pricing model. As of June 30, 2019, there were outstanding 180,274 warrants to purchase common stock at $5.89 per share related to this debt financing. These warrants expire on February 24, 2020.

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

The Company also awards restricted stock units (“RSUs”) to employees and its board of directors.  RSUs are generally subject to forfeiture if employment terminates prior to the completion of the vesting restrictions.  The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2019

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

lapse.  Cost associated with performance-based restricted stock units with a performance condition, which affects the vesting is recognized only if the performance condition is probable of being satisfied.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2019 and 2018, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	June 30,
	2019	2018
Common stock warrants	242,779	242,779
Unvested restricted stock units	—	147,554
Common stock options	7,526,820	5,702,976
Total	7,769,599	6,093,309

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

June 30, 2019

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of June 30, 2019 and December 31, 2018.

	Level 1	Level 2	Level 3
June 30, 2019
Assets:
Cash and cash equivalents	$10,512	$—	$—
Total assets at fair value	$10,512	$—	$—

	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Cash and cash equivalents	$7,776	$—	$—
Total assets at fair value	$7,776	$—	$—

Liabilities:
Common stock warrants	$—	$—	$—
Total liabilities at fair value	$—	$—	$—

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

June 30, 2019

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

4. Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2019	2018
Prepaid insurance	$102	$484
Other	76	123
Total prepaid expenses	$178	$607

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2019	2018
Employee bonuses	$540	$621
Accrued retention bonus	—	638
Accrued professional fees and other	263	84
Total accrued liabilities	$803	$1,343

6.  Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The Company adopted ASU No. 2016-02 on January 1, 2019.  The Company recorded a lease asset and lease liability of approximately $0.3 million on its balance sheet as of January 1, 2019, with no material impact on its statement of operations.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2019

(in thousands, except share and per share data)

6.  Leases (Continued)

The Company has no finance leases and one operating lease for office space in Princeton, NJ.  Operating lease expense was $48 and $97 for the three and six months ended June 30, 2019, respectively.

Operating cash flows used for operating leases during the three and six months ended June 30, 2019 were $35 and $75, respectively.  As of June 30, 2019, the weighted-average remaining lease term was 1.4 years and the weighted-average discount rate was 21.2%.

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

Remainder of 2019	$100
2020	191
Total	$291
Less: Interest	(42)
Present value of lease liability	$249

7. Loan and Security Agreement

Hercules Capital, Inc.

In February 2015, the Company entered into a loan and security agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) for a term loan of up to $25.0 million (the “Term Loan”). In August 2016, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules, which amended certain terms of the Hercules Loan Agreement. In May 2017, the Company entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with Hercules, which further amended certain terms of the Hercules Loan Agreement. A first tranche of $16.5 million was funded upon execution of the Hercules Loan Agreement, approximately $15.5 million of which was used to repay the Company’s existing term loan with Oxford Finance LLC.

The First Amendment revised the Term Loan’s maturity date to be on December 1, 2018.  In connection with the execution of the First Amendment, the Company paid Hercules a facility fee of $165. The facility fee represented a debt issue cost, which was reflected as a reduction to the carrying amount of the loan payable in accordance with ASU 2015-03. Such issue costs were amortized to interest expense over the life of the Term Loan using the effective interest method.

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

In connection with the Hercules Loan Agreement, the Company issued Hercules a warrant to purchase 180,274 shares of the Company’s common stock at an exercise price of $5.89 per share, which expires on February 24, 2020 and granted Hercules the right to participate in future equity financings in an amount up to $2.0 million while the loan and warrant are outstanding.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2019

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

Interest expense on the Hercules Loan Agreement including the accretion of the value of the related warrants, accrual of term loan back-end fee and amortization of the deferred financing costs was $0 for the three and six months ended June 30, 2019 and was approximately $320 and $689 for the three and six months ended June 30, 2018, respectively.

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

ATM Sales Agreement

In January 2019, the Company entered into a common stock sales agreement (the “Sales Agreement”) under which the Company may sell up to an aggregate of $10.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended).  The Company agreed to pay a commission of 3% of the gross proceeds of any common stock sold under the Sales Agreement.  For the three months ended June 30, 2019, the Company sold 992,072 shares of common stock under the ATM agreement, resulting in net proceeds of approximately $1.4 million.  For the six months ended June 30, 2019, the Company sold 1,658,046 shares of common stock under the Sales Agreement, resulting in net proceeds of approximately $2.2 million.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2019

(in thousands, except share and per share data)

8. Stockholders’ Equity (Continued)

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$159	$338	$310	$689
General and administrative	320	649	659	1,417
Total	$479	$987	$969	$2,106

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

June 30, 2019

(in thousands, except share and per share data)

10. Restructuring Costs (Continued)

Each employee who participated in the Retention Plan (the “Retention Plan Participants”) and (i) remained continuously employed by the Company through December 31, 2018 or (ii) had been terminated by the Company other than for cause (as defined in an applicable employment agreement, or, if no employment agreement existed, as determined by the Company in good faith) prior to December 31, 2018, were paid a lump-sum cash payment in an amount determined by the compensation committee (the “Compensation Committee”) of the Company’s board of directors at the time of the adoption of the Retention Plan.  The total amount of the cash portion of the Retention Plan was approximately $0.6 million and was paid out to the Retention Plan Participants in January 2019.

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

A summary of accrued restructuring costs, included as a component of accrued liabilities on the Company’s unaudited June 30, 2019 balance sheet is as follows:

	December 31, 2018	Charges	Payments	June 30, 2019

2018 Restructuring (severance)	$638	$—	$(638)	$—

Total	$638	$—	$(638)	$—

11. Commitments and Contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position. As of June 30, 2019, the Company has not recorded a provision for any contingent losses.

12. Subsequent Events

In July 2019, the Compensation Committee adopted a retention plan (the “2019 Retention Plan”) for all employees (with the exception of the Chairman and Chief Executive Officer) in order to induce such employees to remain employed by the Company through the approval of the NDA for Twirla by the FDA (the “Approval”), which has a PDUFA goal date of November 16, 2019.

Each employee who participates in the 2019 Retention Plan and remains continuously employed by the Company through the Approval shall be paid a lump-sum cash payment in an amount determined for each eligible employee by the Compensation Committee at the time of the adoption of the 2019 Retention Plan.  If an eligible employee terminates employment prior to the Approval for any reason, no such retention payment shall be made to the eligible employee.  The total amount of the cash portion of the 2019 Retention Plan is approximately $0.3 million.

All employees (with the exception of the Chairman and Chief Executive Officer) who were employed by the Company as of July 3, 2019 were also granted a stock option to purchase the number of shares of common stock as approved by the Compensation Committee, with a per share exercise price of $1.48, representing the closing price of the Company’s common stock as reported by Nasdaq on the date of grant.  Each option will vest in two equal 50% installments on the following dates (i) July 3, 2020 and (ii) December 31, 2020.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

June 30, 2019

(in thousands, except share and per share data)

12. Subsequent Events (Continued)

In addition, the vesting for the stock options granted in January 2019 have been amended for all employees holding such options who were employed on July 3, 2019 as follows:  50% of the option will vest on January 29, 2020, 25% on June 30, 2020 and the remaining 25% on December 31, 2020.  The accelerated vesting will result in an increase to non-cash stock based compensation beginning in July 2019.

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

Overview

We are a women’s healthcare company dedicated to fulfilling the unmet health needs of today’s women. Twirla® and our other current potential product candidates are designed to provide women with contraceptive options that offer greater convenience and facilitate compliance. Our short-term goal is to establish a market-leading franchise in the multi-billion-dollar U.S. hormonal contraceptive market built on the planned initial approval of our lead product candidate, Twirla, also known as AG200-15 in the U.S. Twirla is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development.  We resubmitted our new drug application, or NDA, for Twirla to the U.S. Food and Drug Administration, or FDA, in the second quarter of 2019 and have been assigned a Prescription Drug User Fee Act, or PDUFA, goal date of November 16, 2019.

Recent Regulatory History

We have had a long and complicated history seeking regulatory approval for Twirla in the U.S., which has included the submission of our NDA for Twirla twice (first in 2012 and again in 2017), the issuance of two complete response letters, or CRLs, from the FDA in 2013 and 2017, and the need to pursue formal dispute resolution with the FDA after the CRL issued in 2017.  We expect to face significant challenges as we continue to pursue regulatory approval for Twirla, including an advisory committee review of the safety and efficacy of Twirla, including a discussion regarding the Pearl Index from our SECURE Phase 3 clinical trial that the FDA noted is substantially higher than other previously approved combined hormonal contraceptives, or CHCs, and a likely pre-approval inspection of our third-party manufacturer’s facility, which must be successfully completed prior to approval.  The FDA has notified us that they plan to convene a meeting of the Bone, Reproductive and Urologic Drugs Advisory Committee, or BRUDAC, which is the advisory committee for contraceptive products, on October 30, 2019 to discuss the Twirla NDA.

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

Non-inferiority Scale

We resubmitted our Twirla NDA in the second quarter of 2019.  Our resubmission included the results from the comparative wear study, additional information on our manufacturing process, and other analyses responding to the 2017 CRL.  While our contract manufacturer, Corium, has provided the FDA with responses to each of the observations made during the FDA’s 2017 facility inspection, we expect that the FDA will re-inspect Corium’s facility during its review of the Twirla NDA before approval can be granted.  The FDA has also informed us that the agency plans to hold a meeting of BRUDAC, which has been scheduled for October 30, 2019, to review of the safety and efficacy of Twirla, where we expect a discussion regarding the Pearl Index, an efficacy measurement from our SECURE Phase 3 clinical trial that the FDA noted is substantially higher than other previously approved CHCs.

We can make no assurances that the FDA will agree that the results of the comparative wear study demonstrate adequate adhesion of Twirla.  If the FDA determines that Twirla’s adhesion is still inadequate despite the results of the comparative wear study, it will likely not approve the Twirla NDA and require us to reformulate Twirla and conduct additional clinical or bioequivalence studies before we can, again, resubmit the Twirla NDA.

The FDA may also determine that our responses to the manufacturing deficiencies in the 2017 CRL and Corium’s responses to the manufacturing facility inspection observations are not sufficient or require additional analyses and/or studies and deny approval of the Twirla NDA on this basis as well.

Financial Overview

Since our inception in 1997, we have devoted substantial resources to developing and seeking regulatory approval for Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $9.8 million, $14.4 million and $20.9 million during the years ended December 31, 2018, 2017 and 2016, respectively.  We incurred research and development expenses of $1.8 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively.  We incurred research and development expenses of $4.7 million and $6.4 million for the six months ended June 30, 2019 and 2018, respectively.  We anticipate that a portion of our operating expenses will continue to be related to research and development as we seek to complete the development of Twirla. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.

We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans.  As of June 30, 2019 and December 31, 2018, we had $10.6 million and $7.8 million in cash and cash equivalents, respectively.

In March 2019, we completed a private placement of 8,426,750 shares of common stock at $0.93 per share.  Proceeds from the private placement, net of offering costs, were approximately $7.8 million.

In January 2019, we entered into a common stock sales agreement under which we may sell up to an aggregate of $10.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended).  We agreed to pay a commission of 3% of the gross proceeds of any common stock sold under this agreement.  During the six months ended June 30, 2019, we issued and sold a total of 1,658,046 shares of common stock under the common stock sales agreement resulting in net proceeds of approximately $2.2 million.

We have not generated any revenue and have never been profitable for any year. Our net loss was $19.8 million, $28.3 million and $28.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our net loss was $3.5 million and $5.3 million for the three months ended June 30, 2019 and 2018, respectively.  Our net loss was $8.2 million and $12.2 million for the six months ended June 30, 2019 and 2018, respectively.  We expect to incur increased expenses and increasing operating losses for the foreseeable future as we seek the approval of our NDA for Twirla,  which includes preparing for a scheduled FDA advisory committee meeting, completing the qualification and validation of our commercial manufacturing process, initiating pre-launch commercial activities, commercially launching Twirla, if approved, advancing our other potential product candidates and expanding our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We have halted all further work on our pipeline except for Twirla. We will require additional capital should we choose to advance the development of our other potential product candidates.

Going Concern

As of June 30, 2019, we had cash and cash equivalents of $10.6 million.  We believe that our cash and cash equivalents as of June 30, 2019, will be sufficient to meet our projected operating requirements through the end of 2019.  We will require additional capital to fund our operating needs for 2020 and beyond including, among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates.

Our future success depends on our ability to raise additional capital and/or implement various strategic alternatives.  Pursuant to the receipt of the 2017 CRL, and the delay in the approval timeline for Twirla, our ability to continue operations for 2020 and beyond will depend on our ability to obtain additional funding, as to which no assurances can be given. Based upon the foregoing, management has concluded that there is substantial doubt about our ability to continue as a going concern. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

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

The unaudited financial statements as of June 30, 2019 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In 2019, we expect our research and development expenses to remain relatively consistent with 2018 expenses.  Research and development expenses in 2019 will consist primarily of those costs associated with our wear study comparing the adhesion of Twirla and Xulane, preparation and resubmission of the NDA for Twirla, preparation for a pre-approval inspection of the manufacturing facility at Corium, preparation for an advisory committee meeting, the continued development and refinement of our commercial manufacturing process and responding to information requests expected to be received from the FDA as part of their review of our planned NDA resubmission.  As a result of the 2017 CRL, we have significantly scaled back equipment qualification and validation of our commercial manufacturing process and resumption and completion of these activities will require additional capital.

For the three months ended June 30, 2019 and 2018, our research and development expenses were approximately $1.8 million and $2.4 million, respectively.  For the six months ended June 30, 2019 and 2018, our research and development expenses were approximately $4.7 million and $6.4 million, respectively. The following table summarizes our research and development expenses by functional area.

	Three months ended		Six months ended
	June 30,		June 30,
	(In thousands)
	2019	2018	2019	2018

Clinical development	$83	$190	$1,581	$431
Regulatory	429	223	690	336
Personnel related	449	619	940	1,326
Manufacturing - commercialization	654	998	1,119	3,491
Manufacturing	5	45	20	99
Stock-based compensation	159	338	310	689
Total research and development expenses	$1,779	$2,413	$4,660	$6,372

It is difficult to determine with any certainty the exact duration and completion costs of any of our future clinical trials of Twirla or our other current and future potential product candidates we may advance. It is also difficult to determine if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates that obtain regulatory approval.

Consistent with our previous NDA resubmission in 2017, our resubmission of the NDA responding to the 2017 CRL has been categorized as a Type 2 resubmission and we received a review period of six months from the date of resubmission of the NDA and the FDA assigned a PDUFA goal date of November 16, 2019.  We may, however, never succeed in achieving regulatory approval for Twirla or any of our other potential product candidates or such approval may be delayed. The duration, costs and timing of clinical trials and development of our other potential product candidates in addition to Twirla will depend on a variety of factors, including obtaining additional capital, the uncertainties of future clinical trials and preclinical studies, the rate of subject enrollment, and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We will require additional capital to fund our operating needs for 2020 and beyond including, among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates.

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

For the three months ended June 30, 2019 and 2018, our general and administrative expenses totaled approximately $1.8 million and $2.3 million, respectively.  For the six months ended June 30, 2019 and 2018, our general and administrative expenses totaled approximately $3.6 million and $5.4 million, respectively.   In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch activities, pending our ability to address the 2017 CRL and receive approval of Twirla. If Twirla is approved, we intend to commercialize Twirla in the United States through a direct sales force. We anticipate that our general and administrative expenses will increase in the future with the continued research, development and potential commercialization of Twirla, its planned line extensions, and any of our other potential product candidates, and as we operate as a public company. These increases will likely include increased selling and marketing costs, including payroll and operating costs, related to the commercial launch of Twirla, if approved, legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations. Additionally, if in the future we believe regulatory approval of Twirla or any of our other potential product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

	Three months ended
	June 30,
	2019	2018	Change

Operating expenses:
Research and development	$1,779	$2,413	$(634)
General and administrative	1,768	2,318	(550)
Restructuring costs	—	416	(416)

Total operating expenses	3,547	5,147	(1,600)

Other income (expense)
Interest income	63	101	(38)
Interest expense	—	(320)	320
Change in fair value of warrants	—	22	(22)
Total other income (expense), net	63	(197)	260

Loss before benefit from income taxes	(3,484)	(5,344)	1,860
Net loss	$(3,484)	$(5,344)	$1,860

Research and development expenses.  Research and development expenses decreased by $0.6 million, or 26%, from $2.4 million for the three months ended June 30, 2018 to $1.8 million for the three months ended June 30, 2019. This decrease in research and development expenses was primarily due to the following:

•                  a decrease in manufacturing commercialization expenses of $0.3 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.  This decrease reflects reduced activity associated with the scale-up process and the on-going qualification process of the commercial manufacturing equipment primarily as a result of the receipt of the 2017 CRL.  Costs related to the qualification, validation and manufacture of Twirla will be recorded as research and development expenses until we receive approval of our NDA for Twirla;

•                  a decrease in stock compensation expense of $0.2 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  This decrease is primarily the result of a lower stock price associated with the January 2019 stock option grants as compared to the January 2018 stock option grants;

•                  a decrease in personnel-related expenses of $0.2 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.  This decrease is primarily the result of the reduction in workforce that was announced in June 2018 as part of our restructuring efforts;

•                  a decrease in clinical development expenses of $0.1 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.  This decrease is primarily related to decreased clinical trial insurance expense; and

•                  an increase in regulatory expense of $0.2 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.  This increase is primarily related to consulting fees incurred associated with the resubmission of our NDA for Twirla as well costs associated with the preparation for the upcoming FDA advisory committee meeting.

General and administrative expenses.  General and administrative expenses decreased by $0.5 million, or 24%, from $2.3 million for the three months ended June 30, 2018 to $1.8 million for the three months ended June 30, 2019. This decrease in general and administrative expense was primarily due to:

•                  a decrease in stock compensation expense of $0.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This decrease is primarily the result of a lower stock price associated with the January 2019 stock option grants as compared to the January 2018 stock option grants; and

•                  a decrease in commercial development expense of $0.2 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.  This decrease relates to the suspension of our pre-commercialization activities such as brand building, advocacy and consulting as a result of the receipt of the 2017 CRL.

Restructuring costs.  In June 2018, we announced a reduction in our workforce, which resulted in the termination of several employees primarily from our commercial and clinical teams, representing approximately 30% of our employees.  This workforce reduction, along with other reductions in planned operating expenses was designed to preserve cash while we pursued formal dispute resolution with the FDA for Twirla.  In addition, in June 2018, we also announced that we had adopted a retention plan to provide (i) cash retention payments to be made to all remaining employees in order to induce such employees to remain employed by the Company through December 31, 2018 and (ii) stock option grants to all remaining employees in order to induce such employees to remain employed by the Company through December 31, 2019. Restructuring costs of $0.4 million for the three months ended June 30, 2018 represent $380 thousand of severance-related costs and $36 thousand of costs related to the accrual of the retention bonus.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the three months ended June 30, 2018.  Interest expense also included the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loan and the accrual of the final payment due to Hercules.  Interest expense decreased by $0.3 million, or 100%, from $0.3 million for the three months ended June 30, 2018 to $0 for the three months ended June 30, 2019.  The decrease is the result of the completion of the repayment of the term loan with Hercules on December 1, 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six months ended
	June 30,
	2019	2018	Change

Operating expenses:
Research and development	$4,660	$6,372	$(1,712)
General and administrative	3,594	5,404	(1,810)
Restructuring costs	—	416	(416)

Total operating expenses	8,254	12,192	(3,938)

Other income (expense)
Interest income	101	198	(97)
Interest expense	—	(689)	689
Change in fair value of warrants	—	29	(29)
Total other income (expense), net	101	(462)	563

Loss before benefit from income taxes	(8,153)	(12,654)	4,501
Benefit from income taxes	—	477	(477)
Net loss	$(8,153)	$(12,177)	$4,024

Research and development expenses.  Research and development expenses decreased by $1.7 million, or 27%, from $6.4 million for the six months ended June 30, 2018 to $4.7 million for the six months ended June 30, 2019. This decrease in research and development expenses was primarily due to the following:

•                  a decrease in manufacturing commercialization expenses of $2.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  This decrease reflects reduced activity associated with the scale-up process and the on-going qualification process of the commercial manufacturing equipment primarily as a result of the receipt of the 2017 CRL.  Costs related to the qualification, validation and manufacture of Twirla will be recorded as research and development expenses until we receive approval of our NDA for Twirla;

•                  a decrease in personnel-related expenses of $0.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  This decrease is primarily the result of the reduction in workforce that was announced in June 2018 as part of our restructuring efforts;

•                  a decrease in stock compensation expense of $0.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  This decrease is primarily the result of a lower stock price associated with the January 2019 stock option grants as compared to the January 2018 stock option grants;

•                  an increase in clinical development expenses of $1.1 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  This increase primarily relates to the costs associated with the comparative wear study of Twirla and Xulane which was initiated and completed during the first quarter of 2019; and

•                  an increase in regulatory expense of $0.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  This increase is primarily related to consulting fees incurred associated with the resubmission of our NDA for Twirla as well costs associated with the preparation for the upcoming FDA advisory committee meeting.

General and administrative expenses.  General and administrative expenses decreased by $1.8 million, or 33%, from $5.4 million for the six months ended June 30, 2018 to $3.6 million for the six months ended June 30, 2019. This decrease in general and administrative expense was primarily due to:

•                  a decrease in stock compensation expense of $0.8 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This decrease is primarily the result of a lower stock price associated with the January 2019 stock option grants as compared to the January 2018 stock option grants;

•                  a decrease in commercial development expense of $0.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  This decrease relates to the suspension of our pre-commercialization activities such as brand building, advocacy and consulting as a result of the receipt of the 2017 CRL; and

•                  a decrease in personnel-related expenses of $0.3 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  This decrease is primarily the result of the reduction in workforce that was announced in June 2018 as part of our restructuring efforts.

Restructuring costs.  In June 2018, we announced a reduction in our workforce, which resulted in the termination of several employees primarily from our commercial and clinical teams, representing approximately 30% of our employees.  This workforce reduction, along with other reductions in planned operating expenses was designed to preserve cash while we pursued formal dispute resolution with the FDA for Twirla.  In addition, in June 2018, we also announced that we had adopted a retention plan to provide (i) cash retention payments to be made to all remaining employees in order to induce such employees to remain employed by the Company through December 31, 2018 and (ii) stock option grants to all remaining employees in order to induce such employees to remain employed by the Company through December 31, 2019. Restructuring costs of $0.4 million for the six months ended June 30, 2018 represent $380 thousand of severance-related costs and $36 thousand of costs related to the accrual of the retention bonus.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the six months ended June 30, 2018.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loan and the accrual of the final payment due to Hercules.  Interest expense decreased by $0.7 million, or 100%, from $0.7 million for the six months ended June 30, 2018 to $0 for the six months ended June 30, 2019.  The decrease is the result of the completion of the repayment of the term loan with Hercules on December 1, 2018.

Benefit from income taxes.  For the six months ended June 30, 2019 and 2018, we received $0 and $0.5 million, respectively, from the sale of New Jersey state net operating losses (“NOLs”) as part of the Technology and Business Tax Certificate Program, or the Program.  The Program enables approved biotechnology companies to sell their unused Net Operating Loss Carryovers and unused Research and Development Tax Credits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey.  The New Jersey Economic Development Authority and the New Jersey Department of the Treasury’s Division of Taxation administer the Program.  We have reached the maximum lifetime benefit of $15.0 million under the Program and is no longer eligible to participate in the Program.

Liquidity and Capital Resources

At June 30, 2019, we had cash and cash equivalents totaling $10.6 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(7,339)	$(9,908)
Net cash used in investing activities	—	(316)
Net cash provided by (used in) financing activities	10,074	(3,263)
Net increase (decrease) in cash and cash equivalents	$2,735	$(13,487)

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our lead product candidate, Twirla, was being developed. Net cash used in operating activities was $7.3 million for the six months ended June 30, 2019 and consisted primarily of a net loss of $8.2 million, offset by non-cash stock-based compensation expense of $1.0 million.  Net cash used in operating activities was $9.9 million for the six months ended June 30, 2018 and consisted primarily of a net loss of $12.2 million, which was offset by non-cash stock-based compensation expense of $2.1 million and non-cash interest expense of $0.3 million. Cash used in operations for the six months ended June 30, 2018 was offset, in part, by the proceeds received from the sale of New Jersey NOLs. The decreased clinical development expenses were offset by increased commercial development and commercial manufacturing expenses related to the initialization of pre-commercialization activities for Twirla.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $0 and $0.3 million, respectively. Cash used in investing activities for the six months ended June 30, 2018 primarily represents the acquisition of equipment to be used in the commercialization of Twirla, if approved.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $10.1 million which primarily represented net proceeds of $7.8 million received from the issuance of 8,426,750 shares of our common stock in a private placement and net proceeds of approximately $2.2 million from the sale of a total of 1,658,046 shares of our common stock through an at-the-market, or ATM, sales program.  Net cash used in financing activities for the six months ended June 30, 2018 was $3.3 million, which primarily represented principal payments under the Hercules loan agreement, which began on February 1, 2017.

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

We  resubmitted our Twirla NDA responding to the 2017 CRL in the second quarter of 2019.  Consistent with our previous NDA resubmission in 2017, our resubmission has been categorized as a Type 2 resubmission and we received a review period of six months from the NDA resubmission date with an assigned PDUFA goal date of November 16, 2019.  The FDA has informed us that in connection with the review of the Twirla NDA, the FDA plans to bring the issue of Twirla’s safety and efficacy to BRUDAC, which has been scheduled for October 30, 2019.

In addition to the reductions in planned operating expenses we began implementing in January 2018, we reduced our workforce by approximately thirty percent in June 2018 as we pursued formal dispute resolution and a path forward for the resubmission of our NDA for Twirla. During 2019, as described above, we raised approximately $10.1 million though a private placement of common stock and sales of common stock through our ATM sales program.

We believe that our cash and cash equivalents as of June 30, 2019 will be sufficient to meet our projected operating requirements through the end of 2019.  We will require additional capital to fund our operating needs for 2020 and beyond including, among other items, the resumption and completion of our commercial plan for Twirla, which primarily includes the validation of our commercial manufacturing process and the commercial launch of Twirla, if approved, and advancing the development of our other potential product candidates.  We cannot assure you that the FDA will approve Twirla, or that we along with Corium, our third-party manufacturer, will be able to complete validation of our commercial manufacturing successfully and in a timely manner.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•                  prepare for and participate in the review of the safety and efficacy of Twirla at a meeting of BRUDAC;

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

Going Concern

Pursuant to the receipt of the 2017 CRL, and the delay in the approval timeline for Twirla, our ability to continue operations for 2020 and beyond will depend on our ability to obtain additional funding, as to which no assurances can be given. Based upon the foregoing, management has concluded that there is substantial doubt about our ability to continue as a going concern. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

As of June 30, 2019, we had cash and cash equivalents of $10.6 million. Our future success depends on our ability to raise additional capital and/or implement various strategic alternatives. We continue to analyze strategic and financing alternatives, potential asset sales as well as mergers and acquisitions. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us.  If we issue additional securities to raise funds, whether through the issuance of equity or convertible debt securities, or any combination thereof, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including Twirla, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

The unaudited financial statements as of June 30, 2019 have been prepared under the assumption that we will continue as a going concern for the next 12 months.  Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional equity and/or debt financing and reduce expenditures.  These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2019 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating Lease	$291	$204	$87	$—	$—

Total	$291	$204	$87	$—	$—

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

On January 23, 2019, we filed a prospectus supplement to our 2018 Shelf Registration Statement registering an at-the-market offering program we entered into for the sale of up to $10.0 million of shares of our common stock.  During the six months ended June 30, 2019, we sold a total of 1,658,046 shares of our common stock under the ATM program resulting in net proceeds of approximately $2.2 million.

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

We had cash and cash equivalents of $10.6 million and $7.8 million at June 30, 2019 and December 31, 2018, respectively consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and six months ended June 30, 2019.

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

Item 1A.    Risk Factors.

There have been no material changes during the quarter ended June 30, 2019 to our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Date: August 1, 2019	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2019

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)