Form 10-Q
period 2019-09-30
AGILE THERAPEUTICS INC
filed 2019-10-28
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 59,302,126 shares of the registrant’s common stock, $0.0001 par value, outstanding as of October 28, 2019.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2019

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned development, commercialization, and market uptake of Twirla® (AG200-15) and our other potential product candidates, the timing of our commercial launch of  Twirla® (AG200-15) the strength and breadth of our intellectual property, our ongoing and planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

•                  the potential that the U.S. Food and Drug Administration, or FDA, determines that our data does not support approval of the Twirla new drug application, or NDA, and requires us to conduct additional studies or reformulate Twirla to address the concerns raised in the second Twirla complete response letter, or 2017 CRL;

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

•                  our ability along with Corium to successfully scale-up of the commercial manufacturing process for Twirla, including the qualification and validation of equipment related to the expansion of Corium’s manufacturing facility;

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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1.  Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$18,370	$7,851
Prepaid expenses	1,316	607
Total current assets	19,686	8,458
Property and equipment, net	13,932	13,916
Right of use and other assets	214	18
Total assets	$33,832	$22,392

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$603	$875
Accrued expenses	1,114	1,343
Lease liability, current portion	178	—
Total current liabilities	1,895	2,218
Lease liability, long-term	34	—

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $.0001 par value, 150,000,000 shares authorized, 59,302,126 and 34,377,329 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	6	3
Additional paid-in capital	286,246	261,722
Accumulated deficit	(254,349)	(241,551)
Total stockholders’ equity	31,903	20,174
Total liabilities and stockholders’ equity	$33,832	$22,392

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

(in thousands, except par value and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$2,361	$1,549	$7,021	$7,921
General and administrative	2,138	1,767	5,732	7,173
Restructuring costs	—	299	—	715

Total operating expenses	4,499	3,615	12,753	15,809

Loss from operations	(4,499)	(3,615)	(12,753)	(15,809)

Other income (expense)
Interest income	67	91	168	289
Interest expense	—	(268)	—	(955)
Change in fair value of warrants	—	—	—	29
Total other income (expense), net	67	(177)	168	(637)

Loss before benefit from income taxes	(4,432)	(3,792)	(12,585)	(16,446)
Benefit from income taxes	—	—	—	477
Net loss	$(4,432)	$(3,792)	$(12,585)	$(15,969)

Net loss per share (basic and diluted)	$(0.08)	$(0.11)	$(0.28)	$(0.47)

Weighted-average common shares (basic and diluted)	53,609,511	34,377,329	44,957,809	34,295,240

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Deficit	Equity
Balance December 31, 2018	34,377,329	$3	$261,722	$(241,551)	$20,174
Adjustment to derivitive liabilities upon adoption of ASU 2017-11	—	—	213	(213)	—
Share-based compensation - stock options and RSUs	—	—	490	—	490
Issuance of common stock in private placement, net of expenses	8,426,750	1	7,809	—	7,810
Issuance of common stock pursuant to at-the-market stock sales, net of expenses	665,974	—	860	—	860
Vesting of RSUs	145,204	—	—	—	—
Net loss	—	—	—	(4,669)	(4,669)
Balance March 31, 2019	43,615,257	$4	$271,094	$(246,433)	$24,665
Share-based compensation - stock options	—	—	479	—	479
Issuance of common stock pursuant to at-the-market stock sales, net of expenses	992,072	—	1,389	—	1,389
Issuance of common stock upon exercise of stock options	25,000	—	15	—	15
Net loss	—	—	—	(3,484)	(3,484)
Balance June 30, 2019	44,632,329	$4	$272,977	$(249,917)	$23,064
Share-based compensation - stock options	—	—	378	—	378
Proceeds from issuance of common stock in public offering, net of expenses	14,526,315	1	12,686		12,687
Issuance of common stock pursuant to at-the-market stock sales, net of expenses	143,482	1	205	—	206
Net loss	—	—	—	(4,432)	(4,432)
Balance September 30, 2019	59,302,126	$6	$286,246	$(254,349)	$31,903

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Number of Shares	Amount	Paid-in Capital	Deficit	Equity
Balance December 31, 2017	34,186,342	$3	$258,092	$(221,772)	$36,323
Share-based compensation - stock options and RSUs	—	—	1,119	—	1,119
Vesting of RSUs	61,926	—	—	—	—
Net loss	—	—	—	(6,833)	(6,833)
Balance March 31, 2018	34,248,268	$3	$259,211	$(228,605)	$30,609
Share-based compensation - stock options and RSUs	—	—	987	—	987
Vesting of RSUs	129,061	—	—	—	—
Net loss	—	—	—	(5,344)	(5,344)
Balance June 30, 2018	34,377,329	$3	$260,198	$(233,949)	$26,252
Share-based compensation - stock options and RSUs	—	—	721	—	721
Net loss	—	—	—	(3,792)	(3,792)
Balance September 30, 2018	34,377,329	$3	$260,919	$(237,741)	$23,181

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,585)	$(15,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14	18
Amortization	107	—
Noncash stock based compensation	1,347	2,827
Noncash interest	—	367
Change in fair value of warrants	—	(29)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(709)	31
Accounts payable and accrued expenses	(481)	(1,004)
Lease liability	(112)	—
Net cash used in operating activities	(12,419)	(13,759)

Cash flows from investing activities:
Acquisition of property and equipment	(30)	(318)
Net cash used in investing activities	(30)	(318)

Cash flows from financing activities:
Proceeds from issuance of common stock in private placement, net of offering costs	7,810
Proceeds from At-the-Market sales of common stock, net of offering costs	2,456
Proceeds from issuance of common stock in public offering, net of offering costs	12,687
Principal payments of loan payable	—	(4,949)
Proceeds from exercise of stock options	15	—
Net cash provided by (used in) financing activities	22,968	(4,949)

Net increase (decrease) in cash and cash equivalents	10,519	(19,026)
Cash and cash equivalents, beginning of period	7,851	35,952
Cash and cash equivalents, end of period	$18,370	$16,926

Supplemental disclosure of noncash financing activities
Supplemental cash flow information
Interest paid	$—	$625
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2019

(in thousands, except share and per share data)

1. Organization and Description of Business

Nature of Operations

Agile Therapeutics, Inc. (“Agile” or the “Company”) was incorporated in Delaware on December 22, 1997. Agile is a women’s healthcare company dedicated to fulfilling the unmet health needs of today’s women. The Company’s activities since inception have consisted principally of raising capital and performing research and development, including development of the Company’s lead product candidate Twirla®, also known as AG200-15. The Company is headquartered in Princeton, New Jersey.

Twirla® is a once-weekly prescription contraceptive patch that is at the end of Phase 3 clinical development. Substantially all of the Company’s resources are currently dedicated to developing and seeking regulatory approval for Twirla in the United States. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the potential need to obtain additional capital necessary to fund the development of its products, competition from larger companies and compliance with U.S. Food and Drug Administration (the “FDA”) and other government regulations.  If the Company does not successfully commercialize any product candidates, it will be unable to generate recurring product revenue or achieve profitability.  The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of September 30, 2019, the Company had an accumulated deficit of approximately $254.3 million.  The Company expects to continue to incur net losses into the foreseeable future.

The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings (see Note 8), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding.

Going Concern

On December 21, 2017, the Company received a complete response letter (the “2017 CRL”) from the FDA citing deficiencies related to the manufacturing process for Twirla and raising questions on the in vivo adhesion properties of Twirla and their potential relationship to the Company’s Phase 3 clinical trial results. The Company’s ability to commercialize Twirla, and the timing of Twirla commercialization, is dependent on the FDA’s review of the Company’s response to the 2017 CRL and its new drug application (“NDA”) for Twirla, and other items such as timely and successful completion of the validation of equipment for commercial manufacturing, ultimate FDA approval, and the Company’s ability to secure additional capital.  In January 2018, following the Company’s receipt of the 2017 CRL, the Company significantly scaled back its preparations for commercialization of Twirla, including commercial pre-launch and manufacturing validation activities, pending its ability to address the 2017 CRL and receive approval of Twirla. In April 2018, the Company met with the FDA in a Type A meeting to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla, and the Company announced the content of the official minutes from the meeting in May 2018.

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

In October 2018, the OND formally denied the Company’s appeal and provided a path forward that may not require that the Company reformulate Twirla or conduct a bioequivalence study between formulations, as previously suggested by DBRUP.  Specifically, OND suggested that the Company conduct a wear study to evaluate whether Twirla demonstrates a generally similar adhesion performance to Xulane®, the generic version of the previously marketed Ortho Evra® contraceptive patch, a product the FDA considers to have acceptable adhesion.  If this result

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2019

(in thousands, except share and per share data)

1. Organization and Description of Business (Continued)

is demonstrated, OND stated that the study would support the conclusion of adequate Twirla adhesion.  DBRUP later agreed that Twirla would show adequate adhesion if it demonstrated statistical non-inferiority to Xulane by a margin of less than +0.15.  On February 11, 2019, the Company announced the top-line results of the comparative wear study, which demonstrated that Twirla was statistically non-inferior to Xulane.  The wear study suggested by OND to address adhesion provides a path forward but is not intended to address efficacy.  The Company resubmitted the NDA for Twirla which was received by the FDA on May 16, 2019 and the Company was given a target Prescription Drug User Fee Act (“PDUFA”) goal date of November 16, 2019. The Company was also notified that a meeting of the Bone, Reproductive and Urologic Drugs Advisory Committee of the FDA has been scheduled for October 30, 2019 to review the Company’s NDA for Twirla.  Twirla’s efficacy, including the Pearl Index that FDA noted is substantially higher than other previously approved combined hormonal contraceptives when weighed against the FDA’s view of the product candidate’s safety profile, is the primary issue that the FDA plans to bring to Advisory Committee. In advance of the Advisory Committee meeting, the FDA issued its briefing document in which it expresses a number of concerns regarding Twirla’s approvability, including, but not limited to concerns related to Twirla’s efficacy when balanced against its safety.  In its briefing materials, the FDA also did not appear to agree with our proposal to include a limitation of use based on patient weight and BMI in the product label.

The Company believes that its cash and cash equivalents as of September 30, 2019 will be sufficient to meet its operating requirements through the end of the first quarter of 2020.  The Company will require additional capital to fund operating needs for the remainder of the first quarter of 2020 and beyond, which primarily will be used for the completion of our commercial plan for Twirla, if approved, including the completion of the validation of our commercial manufacturing process, the commercial launch, and advancing the development of our other potential product candidates.  The Company cannot assure you that the FDA will approve Twirla, or that the Company along with Corium International, Inc. (“Corium”), its third-party manufacturer, will be able to complete validation of the Company’s commercial manufacturing successfully and in a timely manner.

The Company anticipates it will continue to incur net losses for the foreseeable future and the Company’s ability to continue operations for the remainder of 2020 and beyond will depend on its ability to obtain additional funding, as to which no assurances can be given. There can be no assurance that any financing by the Company can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2019, the Company had cash and cash equivalents of $18.4 million.  The Company continues to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. The Company’s future success depends on its ability to raise additional capital and/or implement the various strategic alternatives discussed above. The Company cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current stockholders will experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company then may be unable to complete the development of Twirla, and may also be required to further cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

The unaudited financial statements as of September 30, 2019 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. The accompanying financial statements as of September 30, 2019 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2019

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

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made.  The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe that there has been any impairment of the carrying value of any long-lived assets as of September 30, 2019.

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

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2019

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

In connection with the completion of the Company’s initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock. Prior to January 1, 2019, warrants with non-standard anti-dilution provisions (referred to as down round protection) were classified as liabilities and re-measured each reporting period. On January 1, 2019, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2017-11 Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception, which indicates that a down round feature no longer precludes equity classification when assessing whether an investment is indexed to an entity’s own stock. The Company used a modified retrospective approach to adoption, which does not restate its financial statements as of the prior year end (December 31, 2018). The cumulative effect of adoption of ASU 2017-11 resulted in an adjustment to accumulated deficit as of January 1, 2019 of $213 with a corresponding adjustment to additional paid-in capital. As of September 30, 2019, there were outstanding 62,505 warrants to purchase common stock at $6.00 per share. These warrants expire on December 14, 2019.

The warrants issued in connection with the Company’s debt financing completed in February 2015 (see Note 7) are classified as a component of stockholders’ equity. The value of such warrants was determined using the Black-Scholes option-pricing model. As of September 30, 2019, there were outstanding 180,274 warrants to purchase common stock at $5.89 per share related to this debt financing. These warrants expire on February 24, 2020.

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

September 30, 2019

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2019 and 2018, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	September 30,
	2019	2018
Common stock warrants	242,779	242,779
Unvested restricted stock units	—	147,554
Common stock options	7,299,560	5,687,901
Total	7,542,339	6,078,234

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

September 30, 2019

(in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018.

	Level 1	Level 2	Level 3
September 30, 2019
Assets:
Cash and cash equivalents	$18,314	$—	$—
Total assets at fair value	$18,314	$—	$—

	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Cash and cash equivalents	$7,776	$—	$—
Total assets at fair value	$7,776	$—	$—

Liabilities:
Common stock warrants	$—	$—	$—
Total liabilities at fair value	$—	$—	$—

As indicated in Note 2, on January 1, 2019, the Company adopted the provisions of ASU 2017-11 to account for the down round feature of its warrants issued in December 2012 and converted into warrants to purchase common stock in connection with its initial public offering in May 2014.  As a result of the adoption of ASU 2017-11, effective January 1, 2019 the Company no longer measures these warrants at fair value

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2018 include (i) volatility (70.0%), (ii) risk free interest rate of 2.57% (estimated using treasury bonds with a 1-year life), (iii) strike price ($6.00) for the common stock warrants, (iv) fair value of common stock ($0.58) and (v) expected life (1 year).

There were no transfers between Level 1, 2 or 3 during 2019 or 2018. If the Company’s estimates regarding the fair value of its warrants are inaccurate, a future adjustment to these estimated fair values may be required. Additionally, these estimated fair values could change significantly.

4. Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	December 31,
	2019	2018
Prepaid insurance	$788	$484
Prepaid Advisory Committee Costs	353	—
Other	175	123
Total prepaid expenses	$1,316	$607

5. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2019	2018
Employee bonuses	$638	$621
Accrued retention bonus	—	638
Accrued professional fees and other	476	84
Total accrued liabilities	$1,114	$1,343

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2019

(in thousands, except share and per share data)

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

The Company has no finance leases and one operating lease for office space in Princeton, NJ.  Operating lease expense was $48 and $145 for the three and nine months ended September 30, 2019, respectively.

Operating cash flows used for operating leases during the three and nine months ended September 30, 2019 were $37 and $112, respectively.  As of September 30, 2019, the weighted-average remaining lease term was 1.2 years and the weighted average discount rate was 21.2%.

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

Remainder of 2019	$51
2020	190
Total	$241
Less: Interest	(29)
Present value of lease liability	$212

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

The First Amendment provided that the Term Loan matured on December 1, 2018.  In connection with the execution of the First Amendment, the Company paid Hercules a facility fee of $165. The facility fee represented a debt issue cost which was reflected as a reduction to the carrying amount of the loan payable in accordance with ASU 2015-03. Such issue costs were amortized to interest expense over the life of the Term Loan using the effective interest method.

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

September 30, 2019

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

Interest expense on the Hercules Loan Agreement including the accretion of the value of the related warrants, accrual of term loan back-end fee and amortization of the deferred financing costs was $0, for the three and nine months ended September 30, 2019 and was approximately $268 thousand and $955 thousand for the three and nine months ended September 30, 2018, respectively.

8. Stockholders’ Equity

Shelf Registration Statement

On November 2, 2018, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $100.0 million (the “2018 Shelf Registration Statement”). On November 14, 2018, the 2018 Shelf Registration Statement was declared effective by the SEC. In the future, the Company may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2018 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Public Offering of Common Stock

In August 2019, the Company completed a public offering of 14,526,315 shares of its common stock at a price of $0.95 per share.  Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses were approximately $12.7 million.

Private Placement

In March 2019, the Company completed a private placement of 8,426,750 shares of common stock at $0.93 per share.  Proceeds from the Company’s private placement, net of offering costs were approximately $7.8 million.

ATM

In January 2019, the Company entered into an ATM Agreement (the “2019 ATM Agreement”) under which the Company was authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $10.0 million from time to time.  The Company paid a commission of 3% of the gross proceeds from the sales of its common stock under the 2019 ATM Agreement.  For the nine months ended September 30, 2019, the Company sold 1,801,528 shares of common stock under the 2019 ATM Agreement, resulting in net proceeds of approximately $2.5 million.  The Company terminated the 2019 ATM Agreement on July 31, 2019.

Agile Therapeutics, Inc.

Notes to Unaudited Financial Statements

September 30, 2019

(in thousands, except share and per share data)

8. Stockholders’ Equity (Continued)

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$103	$286	$413	$975
General and administrative	275	435	934	1,852
Total	$378	$721	$1,347	$2,827

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

September 30, 2019

(in thousands, except share and per share data)

10. Restructuring Costs (Continued)

A summary of accrued restructuring costs, included as a component of accrued liabilities on the Company’s unaudited September 30, 2019 balance sheet is as follows:

	December 31, 2018	Charges	Payments	September 30, 2019

2018 Restructuring (severance)	$638	$—	$(638)	$—

Total	$638	$—	$(638)	$—

11. 2019 Retention Plan

In July 2019, the Company adopted a retention plan (the “2019 Retention Plan”) for all employees (with the exception of the Chairman and Chief Executive Officer) in order to induce such employees to remain employed by the Company through at least the PDUFA goal date of November 16, 2019.

Each employee who participates in the 2019 Retention Plan and remains continuously employed by the Company through the Approval shall be paid a lump-sum cash payment in an amount determined for each eligible employee by the Compensation Committee at the time of the adoption of the 2019 Retention Plan.  If an eligible employee terminates employment prior to the Approval for any reason, no such retention payment shall be made to the eligible employee.  The total amount of the cash portion of the 2019 Retention Plan is approximately $0.3 million.  Given the uncertainty of the approval of Twirla, the Company has not recorded compensation expense related to these potential cash awards for the period ended September 30, 2019.

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

12. Commitments and Contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position. As of September 30, 2019, the Company has not recorded a provision for any contingent losses.

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

Recent Regulatory History

We have had a long and complicated history seeking regulatory approval for Twirla in the U.S., which has included the submission of our NDA for Twirla twice (first in 2012 and again in 2017), the issuance of two complete response letters, or CRLs, from the FDA in 2013 and 2017, and the need to pursue formal dispute resolution with the FDA after the CRL issued in 2017.  We expect to face significant challenges as we continue to pursue regulatory approval for Twirla, including an advisory committee review of the safety and efficacy of Twirla, including a discussion regarding the Pearl Index from our SECURE Phase 3 clinical trial that the FDA noted is substantially higher than other previously approved combined hormonal contraceptives, or CHCs.  The FDA has notified us that they plan to convene a meeting of the Bone, Reproductive and Urologic Drugs Advisory Committee, or BRUDAC, which is the advisory committee for contraceptive products, on October 30, 2019 to discuss the Twirla NDA.

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

In addition, the FDA also identified additional pregnancies, many of which were in women who had delays in applying patches, which they argued should be added to the Pearl Index calculation for Twirla. The FDA expressed concern in the 2017 CRL regarding the implication of delays in patch application for real-world use.  The 2017 CRL does not identify any specific issues relating to the safety of Twirla, though the FDA will be considering Twirla’s safety profile in relation to the Phase 3 efficacy results.

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

Non-inferiority Scale

We resubmitted our Twirla NDA in the second quarter of 2019.  Our resubmission included the results from the comparative wear study, additional information on our manufacturing process, and other analyses responding to the 2017 CRL.  Our contract manufacturer, Corium also provided the FDA with responses to each of the observations made during the FDA’s 2017 facility inspection. In addition, we conducted a focused human factors study and a quantitative and qualitative study to assess Twirla’s instructions for use.  Based on these studies, we made improvements to the product instructions for use to facilitate the proper use of the patch and reduce application errors.

The FDA recently conducted a pre-approval inspection following our resubmission, and we continue to prepare for an advisory committee meeting. The FDA has informed us that the agency plans to hold a meeting of BRUDAC, which has been scheduled for October 30, 2019, to review of the safety and efficacy of Twirla, where we expect a discussion regarding the Pearl Index, an efficacy measurement from our SECURE Phase 3 clinical trial that the FDA noted is substantially higher than other previously approved CHCs.  In advance of the Advisory Committee meeting, the FDA issued its briefing document in which it expresses a number of concerns regarding Twirla’s approvability, including, but not limited to concerns related to Twirla’s efficacy when balanced against its safety.  In its briefing materials, the FDA also did not appear to agree with our proposal to include a limitation of use based on patient weight and BMI in the product label.

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

Financial Overview

Since our inception in 1997, we have devoted substantial resources to developing and seeking regulatory approval for Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $9.8 million, $14.4 million and $20.9 million during the years ended December 31, 2018, 2017 and 2016, respectively.  We incurred research and development expenses of $2.4 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively.  We incurred research and development expenses of $7.0 million and $7.9 million for the nine months ended September 30, 2019 and 2018, respectively.  We anticipate that a portion of our operating expenses will continue to be related to research and development as we seek to complete the development of Twirla. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla.

We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans.  As of September 30, 2019 and December 31, 2018, we had $18.4 million and $7.8 million in cash and cash equivalents, respectively.

In August 2019, we completed a public offering of 14,526,315 shares of common stock at a price of $0.95 per share. Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses, were approximately $12.7 million.

In March 2019, we completed a private placement of 8,426,750 shares of common stock at $0.93 per share.  Proceeds from the private placement, net of offering costs, were approximately $7.8 million.

In January 2019, we entered into a common stock sales agreement under which we were authorized to sell up to an aggregate of $10.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended).  We agreed to pay a commission of 3% of the gross proceeds of any common stock sold under this agreement.  During the nine months ended September 30, 2019, we issued and sold a total of 1,801,528 shares of common stock under the common stock sales agreement resulting in net proceeds of approximately $2.5 million.  We terminated the common stock agreement on July 31, 2019.

We have not generated any revenue and have never been profitable for any year. Our net loss was $19.8 million, $28.3 million and $28.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our net loss was $4.4 million and $3.8 million for the three months ended September 30, 2019 and 2018, respectively.  Our net loss was $12.6 million and $16.0 million for the nine months ended September 30, 2019 and 2018, respectively.  We expect to incur increased expenses and increasing operating losses for the foreseeable future as we seek the approval of our NDA for Twirla, which includes preparing for a scheduled FDA advisory committee meeting, completing the qualification and validation of our commercial manufacturing process, initiating pre-launch commercial activities, commercially launching Twirla, if approved, advancing our other potential product candidates and expanding our research and development programs. Substantially all of our resources are currently dedicated to developing and seeking regulatory approval for Twirla. We have halted all further work on our pipeline except for Twirla. We will require additional capital should we choose to advance the development of our other potential product candidates.

Commercial Plans

If we receive approval of the Twirla NDA, we plan to accelerate our commercial activities. In September 2019, we re-started manufacturing development at Corium. We are currently working with Corium to complete manufacturing development and process improvements and plan to commence pre-validation work when that work is complete.  Our goal is to manufacture three validation batches of Twirla and complete the validation of the commercial manufacturing process in the second half of 2020.

In parallel, we plan to initiate work with managed care and patient payers to gain market access for Twirla in the first quarter of 2020.  In the second quarter of 2020, we plan to hire and train an initial sales team, which we estimate to be in the range of 50 to 90 persons. We expect to ship product to wholesalers and commence our commercial launch in fourth quarter of 2020.  Our marketing efforts will initially focus on Obstetrician-gynecologists in the United States, and we plan to use a significant number of samples in the early stage of commercial launch to gain patient trial and acceptance.

We will need to raise additional funds to complete these activities and our ability to complete such activities according to our current planned timelines will depend on our ability to successfully raise the necessary capital.  We have structured our commercial plans in a manner that we believe will allow us to either scale-up or down as necessary in the event that the Twirla NDA is not approved or such approval is delayed.

Going Concern

As of September 30, 2019, we had cash and cash equivalents of $18.4 million.  We believe that our cash and cash equivalents as of September 30, 2019, will be sufficient to meet our projected operating requirements through the end of the first quarter 2020.  We will require additional capital to fund our operating needs for the rest of 2020 and beyond, which primarily will be used for the completion of our commercial plan for Twirla, if approved, including the completion of the validation of our commercial manufacturing process, the commercial launch, and advancing the development of our other potential product candidates.

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

The unaudited financial statements as of September 30, 2019 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not own any manufacturing facilities and rely on Corium for all aspects of the manufacturing of Twirla. We will need to continue to invest in the manufacturing process for Twirla, and incur significant expenses, in order to complete the equipment qualification and validation related to the expansion of Corium’s manufacturing capabilities in order to be capable of supplying projected commercial quantities of Twirla, if approved. In September 2019, we re-started manufacturing development at Corium. We are currently working with Corium to complete manufacturing development and process improvements and plan to commence pre-validation work when that work is complete.  Our goal is to manufacture three validation batches of Twirla and complete the validation of the commercial manufacturing process in the second half of 2020. If we obtain regulatory approval for Twirla, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing, distribution, medical affairs and compliance functions, which will also require additional capital.

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

For the remainder of 2019, we expect our research and development expenses to increase significantly.  Research and development expenses in the fourth quarter of 2019 will consist primarily of continued costs associated with our preparation for an advisory committee meeting, the development and refinement of our commercial manufacturing process and responding to information requests expected to be received from the FDA as part of their review of our NDA resubmission.  In anticipation of possible NDA approval, we have recently restarted the final development of our commercial manufacturing process.  If we do not receive approval of Twirla in November 2019, we will immediately re-evaluate these activities and scale back or cease if necessary.

For the three months ended September 30, 2019 and 2018, our research and development expenses were approximately $2.4 million and $1.5 million, respectively.  For the nine months ended September 30, 2019 and 2018, our research and development expenses were approximately $7.0 million and $7.9 million, respectively. The following table summarizes our research and development expenses by functional area.

	Three months ended		Nine months ended
	September 30,		September 30,
	(In thousands)
	2019	2018	2019	2018

Clinical development	$66	$160	$1,646	$591
Regulatory	1,321	162	2,012	497
Personnel related	266	501	1,206	1,827
Manufacturing - commercialization	605	403	1,724	3,894
Manufacturing	—	37	20	137
Stock-based compensation	103	286	413	975
Total research and development expenses	$2,361	$1,549	$7,021	$7,921

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

For the three months ended September 30, 2019 and 2018, our general and administrative expenses totaled approximately $2.1 million and $1.8 million, respectively.  For the nine months ended September 30, 2019 and 2018, our general and administrative expenses totaled approximately $5.7 million and $7.2 million, respectively.  In January 2018, following our receipt of the 2017 CRL, we significantly scaled back our preparations for commercialization of Twirla, including commercial pre-launch activities, pending our ability to address the 2017 CRL and receive approval of Twirla. If Twirla is approved, we intend to commercialize Twirla in the United States through a direct sales force. We anticipate that our general and administrative expenses will increase in the future in support of our continued research, development and potential commercialization of Twirla, its planned line extensions, and any of our other potential product candidates, and as we operate as a public company. These increases will likely include increased selling and marketing costs, including payroll and operating costs, related to the commercial launch of Twirla, if approved, legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations. Additionally, if in the future we believe regulatory approval of Twirla or any of our other potential product candidates appears likely, we anticipate that we would begin preparations for commercial operations, which would result in an increase in payroll and other expenses, particularly with respect to the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three months ended
	September 30,
	2019	2018	Change

Operating expenses:
Research and development	$2,361	$1,549	$812
General and administrative	2,138	1,767	371
Restructuring costs	—	299	(299)

Total operating expenses	4,499	3,615	884

Other income (expense)
Interest income	67	91	(24)
Interest expense	—	(268)	268
Change in fair value of warrants	—	—	—
Total other income (expense), net	67	(177)	244

Loss before benefit from income taxes	(4,432)	(3,792)	(640)
Net loss	$(4,432)	$(3,792)	$(640)

Research and development expenses.  Research and development expenses increased by $0.8 million, or 52%, from $1.5 million for the three months ended September 30, 2018 to $2.4 million for the three months ended September 30, 2019. This increase in research and development expenses was primarily due to the following:

•                  an increase in regulatory expense of $1.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.  This increase is primarily related to consulting fees incurred associated with the resubmission and review of our NDA for Twirla as well as costs associated with the preparation for the upcoming FDA advisory committee meeting;

•                  an increase in manufacturing commercialization expenses of $0.2 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.  This increase reflects pre-approval inspection (PAI) preparation costs and other NDA related support costs incurred at the Corium manufacturing facility.  Costs related to the qualification, validation and manufacture of Twirla will be recorded as research and development expenses until we receive approval of our NDA for Twirla;

•                  a decrease in personnel-related expenses of $0.2 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.  This decrease is primarily the result of the reduction in workforce that was announced in June 2018 as part of our restructuring efforts;

•                  a decrease in stock compensation expense of $0.2 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  This decrease is primarily the result of a lower stock price associated with the January 2019 stock option grants as compared to the January 2018 stock option grants; and

•                  a decrease in clinical development expenses of $0.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.  This decrease is primarily related to decreased clinical trial insurance expense.

General and administrative expenses.  General and administrative expenses increased by $0.4 million, or 21%, from $1.8 million for the three months ended September 30, 2018 to $2.1 million for the three months ended September 30, 2019. This increase in general and administrative expense was primarily due to:

•                  an increase in professional fee expense of $0.4 million primarily relates to increased legal activity and use of financial consultants;

•                  an increase in commercial development expense of $0.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.  This increase relates to the resumption of our pre-commercialization activities such as brand building, advocacy, market research and consulting; and

•                  a decrease in stock compensation expense of $0.2 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This decrease is primarily the result of a lower stock price associated with the January 2019 stock option grants as compared to the January 2018 stock option grants.

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

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the three months ended September 30, 2018.  Interest expense also included the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loan and the accrual of the final payment due to Hercules.  Interest expense decreased by $0.3 million, or 100%, from $0.3 million for the three months ended September 30, 2018 to $0 for the three months ended September 30, 2019.  The decrease is the result of the completion of the repayment of the term loan with Hercules on December 1, 2018.

Comparison of the Nine months Ended September 30, 2019 and 2018

	Nine months ended
	September 30,
	2019	2018	Change

Operating expenses:
Research and development	$7,021	$7,921	$(900)
General and administrative	5,732	7,173	(1,441)
Restructuring costs	—	715	(715)

Total operating expenses	12,753	15,809	(3,056)

Other income (expense)
Interest income	168	289	(121)
Interest expense	—	(955)	955
Change in fair value of warrants	—	29	(29)
Total other income (expense), net	168	(637)	805

Loss before benefit from income taxes	(12,585)	(16,446)	3,861
Benefit from income taxes	—	477	(477)
Net loss	$(12,585)	$(15,969)	$3,384

Research and development expenses.  Research and development expenses decreased by $0.9 million, or 11%, from $7.9 million for the nine months ended September 30, 2018 to $7.0 million for the nine months ended September 30, 2019. This decrease in research and development expenses was primarily due to the following:

•                  a decrease in manufacturing commercialization expenses of $2.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  This decrease reflects reduced activity associated with the scale-up and on-going qualification of the commercial manufacturing equipment primarily as a result of the receipt of the 2017 CRL.  Costs related to the qualification, validation and manufacture of Twirla will be recorded as research and development expenses until we receive approval of our NDA for Twirla;

•                  a decrease in personnel-related expenses of $0.6 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  This decrease is primarily the result of the reduction in workforce that was announced in June 2018 as part of our restructuring efforts;

•                  a decrease in stock compensation expense of $0.6 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  This decrease is primarily the result of a lower stock price associated with the January 2019 stock option grants as compared to the January 2018 stock option grants;

•                  an increase in regulatory expense of $1.5 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  This increase is primarily related to consulting fees incurred associated with the resubmission of our NDA for Twirla as well as costs associated with the preparation for the upcoming FDA advisory committee meeting; and

•                  an increase in clinical development expenses of $1.0 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  This increase primarily relates to the costs associated with the comparative wear study of Twirla and Xulane which was initiated and completed during the first quarter of 2019.

General and administrative expenses.  General and administrative expenses decreased by $1.4 million, or 20%, from $7.1 million for the nine months ended September 30, 2018 to $5.7 million for the nine months ended September 30, 2019. This decrease in general and administrative expense was primarily due to:

•                  a decrease in stock compensation expense of $0.9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This decrease is primarily the result of a lower stock price associated with the January 2019 stock option grants as compared to the January 2018 stock option grants;

•                  a decrease in personnel-related expenses of $0.7 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  This decrease is primarily the result of the reduction in workforce that was announced in June 2018 as part of our restructuring efforts;

•                  a decrease in commercial development expense of $0.2 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  This decrease relates to the suspension of our pre-commercialization activities such as brand building, advocacy and consulting as a result of the receipt of the 2017 CRL; and

•                  an increase in professional fee expense of $0.4 million primarily relates to increased legal activity and use of financial consultants.

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

Interest expense.  Interest expense is primarily attributable to our term loan with Hercules for the nine months ended September 30, 2018.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Hercules, the amortization of the deferred financing costs associated with the term loan and the accrual of the final payment due to Hercules.  Interest expense decreased by $1.0 million, or 100%, from $1.0 million for the nine months ended September 30, 2018 to $0 for the nine months ended September 30, 2019.  The decrease is the result of the completion of the repayment of the term loan with Hercules on December 1, 2018.

Benefit from income taxes.  For the nine months ended September 30, 2019 and 2018, we received $0 and $0.5 million, respectively, from the sale of New Jersey state net operating losses (“NOLs”) as part of the Technology and Business Tax Certificate Program, or the Program.  The Program enables approved biotechnology companies to sell their unused Net Operating Loss Carryovers and unused Research and Development Tax Credits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey.  The New Jersey Economic Development Authority and the New Jersey Department of the Treasury’s Division of Taxation administer the Program.  We have reached the maximum lifetime benefit of $15.0 million under the Program and is no longer eligible to participate in the Program.

Liquidity and Capital Resources

At September 30, 2019, we had cash and cash equivalents totaling $18.4 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2019	2018

Net cash used in operating activities	$(12,419)	$(13,759)
Net cash used in investing activities	(30)	(318)
Net cash provided by (used in) financing activities	22,968	(4,949)
Net increase (decrease) in cash and cash equivalents	$10,519	$(19,026)

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our lead product candidate, Twirla, was being developed. Net cash used in operating activities was $12.4 million for the nine months ended September 30, 2019 and consisted primarily of a net loss of $12.6 million, offset by non-cash stock-based compensation expense of $1.3 million.  Net cash used in operating activities was $13.8 million for the nine months ended September 30, 2018 and consisted primarily of a net loss of $16.0 million, which was offset by non-cash stock-based compensation expense of $2.8 million and non-cash interest expense of $0.4 million. Cash used in operations for the nine months ended September 30, 2018 was offset, in part, by the proceeds received from the sale of New Jersey NOLs. The decreased clinical development expenses were offset by increased commercial development and commercial manufacturing expenses related to the initialization of pre-commercialization activities for Twirla.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 was $0 and $0.3 million, respectively. Cash used in investing activities for the nine months ended September 30, 2018 primarily represents the acquisition of equipment to be used in the commercialization of Twirla, if approved.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $23.0 million which primarily represented net proceeds of $7.8 million received from the issuance of 8,426,750 shares of our common stock in a private placement, net proceeds of $12.7 million from the sale of 14,526,315 shares of common stock through a public offering, and net proceeds of approximately $2.5 million from the sale of a total of 1,801,528 shares of our common stock through an at-the-market, or ATM, sales program.  Net cash used in financing activities for the nine months ended September 30, 2018 was $4.9 million, which primarily represented principal payments under the Hercules loan agreement, which began on February 1, 2017.

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

We believe that our cash and cash equivalents as of September 30, 2019, will be sufficient to meet our projected operating requirements through the end of the first quarter 2020.  We will require additional capital to fund our operating needs for the rest of 2020 and beyond, which primarily will be used for the completion of our commercial plan for Twirla, if approved, including the completion of the validation of our commercial manufacturing process, the commercial launch, and advancing the development of our other potential product candidates. We cannot assure you that the FDA will approve Twirla, or that we along with Corium, our third-party manufacturer, will be able to complete validation of our commercial manufacturing successfully and in a timely manner.

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

As of September 30, 2019, we had cash and cash equivalents of $18.4 million. Our future success depends on our ability to raise additional capital and/or implement various strategic alternatives. We continue to analyze strategic and financing alternatives, potential asset sales as well as mergers and acquisitions. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us.  If we issue additional securities to raise funds, whether through the issuance of equity or convertible debt securities, or any combination thereof, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including Twirla, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

The unaudited financial statements as of September 30, 2019 have been prepared under the assumption that we will continue as a going concern for the next 12 months.  Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional equity and/or debt financing and reduce expenditures.  These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2019 that will affect our future liquidity:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating Lease	$241	$206	$35	$—	$—

Total	$241	$206	$35	$—	$—

Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. In August 2015, we renewed this lease with the new term to expire in November 2020.

Shelf Registration Statement

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

On January 23, 2019, we filed a prospectus supplement to our 2018 Shelf Registration Statement registering an at-the-market offering program we entered into for the sale of up to $10.0 million of shares of our common stock.  During the nine months ended September 30, 2019, we sold a total of 1,801,528 shares of our common stock under the ATM program resulting in net proceeds of approximately $2.5 million.  We terminated this at-the-market offering program on July 31, 2019.

In August 2019, we filed a prospectus supplement to our 2018 Shelf Registration Statement registering a public offering of 14,526,315 shares of common stock at a price of $0.95 per share.  Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses, were approximately $12.7 million.

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

We had cash and cash equivalents of $18.4 million and $7.8 million at September 30, 2019 and December 31, 2018, respectively consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine months ended September 30, 2019.

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

Item 1A.    Risk Factors.

The following updated risk factors should be considered in addition to our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018:

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

For instance, we have had a long and complicated history seeking regulatory approval for Twirla in the U.S., which has included the submission of our NDA for Twirla twice (first in 2012 and again in 2017), the issuance of two complete response letters, or CRLs, from the FDA in 2013 and 2017, and the need to pursue formal dispute resolution with the FDA after the 2017 CRL. We expect to face significant challenges as we continue to pursue regulatory approval of Twirla, including the Advisory Committee review of the safety and efficacy of Twirla, including an efficacy measurement from our SECURE Phase 3 clinical trial that FDA noted is substantially higher than other previously approved combined hormonal contraceptives

There is no guarantee that the data obtained from the SECURE clinical trial, our comparative wear study, or any other clinical trial, or our changes to the manufacturing testing process and specifications to address the 2017 CRL’s findings will be supportive of, or guarantee, or result in our successfully obtaining timely FDA approval of Twirla for a commercially viable indication, if at all. We resubmitted our NDA for Twirla with the clinical data from the SECURE clinical trial, our comparative wear study, and additional information and analyses responding to the 2017 CRL in the second quarter of 2019. FDA could determine that the trial did not meet its objectives, or the FDA could still have concerns about the conduct of the SECURE clinical trial, including regarding discontinuance of subjects from the trial, the rate of unscheduled bleeding, and subject delays in patch application, which were factors mentioned in the 2017 CRL. While we designed the protocol for the SECURE clinical trial in consultation with the FDA after the 2013 CRL, and completed analyses and other requested items to address the issues raised in the 2013 and 2017 CRLs, there is no guarantee that the FDA will deem such steps to be sufficient to address those issues when they are formally reviewed as a part of an NDA resubmission or to demonstrate safety and efficacy to the satisfaction of the FDA. The FDA may also find that our manufacturing testing and specification changes do not address its CRL findings.

In addition to a review of the safety and efficacy of Twirla, the FDA must determine that Corium’s manufacturing facilities meet certain FDA requirements for product manufacturing, before granting product approval and before we can use them in the commercial manufacture of our products. We cannot assure you that Corium’s responses and actions to rectify to the objectionable conditions found during the FDA’s facility inspection will adequately address the issues communicated by the FDA in the 2017 CRL. The FDA may also determine that our responses to the deficiencies in the 2017 CRL and Corium’s responses to the manufacturing facility inspection objectionable conditions are not sufficient or require product development and additional analyses and/or studies and deny approval of the Twirla NDA on this basis as well. If the FDA does not approve the Corium facility for the manufacture of Twirla, or if Corium is not able to address the objectionable conditions found by the FDA, or if the FDA finds other objectionable conditions at Corium, the FDA could withhold approval or we may need to find an alternative supplier, which will take time and monetary expenditures, and which we may not be able to do on favorable terms to us or at all.

We resubmitted our Twirla NDA in the second quarter of 2019. Consistent with our previous NDA resubmission in 2017, the 2019 resubmission was categorized as a Type 2 resubmission and received a review period of six months from the date of resubmission of the NDA. There can be no assurance that we will address the outstanding FDA questions in a manner sufficient for approval in the U.S.

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

•                  A government shutdown delays or constrains the FDA’s ability to complete NDA reviews according to PDUFA timelines;

•                  Regulatory requests for additional product design work and testing;

•                  Regulatory questions regarding interpretations of data and results and the emergence of new information regarding our product candidates or other products;

•                  Regulators may not agree with our analyses or proposals, may interpret our data and study results differently than we do, or many not find our study results supportive of approval.;

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

•                  Any determination that a product candidate presents an unacceptable health risk or that the product candidate’s risks are not sufficiently outweighed by associated benefits;

•                  Corium’s inability to adequately resolve the objectionable conditions observed by the FDA when inspecting the facility or our inability to find an alternative supplier;

•                  Our inability to obtain approval for the manufacturing processes or Corium’s facilities with whom we contract for clinical and commercial supplies;

•                  An FDA determination that our statistical analyses are not sufficient to support approval;

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

•                  Our inability to obtain agreement from the FDA on product labeling; and

•                  insufficient funds to pay the significant user fees required by the FDA upon the filing of any future NDAs.

On October 30, 2019, the FDA will be convening a meeting of the Bone, Reproductive and Urologic Drugs Advisory Committee to discuss the Twirla NDA.  The outcome of this meeting is uncertain and an adverse advisory committee opinion would likely negatively impact our ability to receive FDA approval of the Twirla NDA.  Moreover, a favorable advisory committee opinion may not result in the receipt of FDA approval for Twirla.

On October 30, 2019, the FDA will be convening a meeting of the Bone, Reproductive and Urologic Drugs Advisory Committee to discuss the Twirla NDA.  Based on prior comments received from the FDA, we expect that the Advisory Committee review will primarily focus on Twirla’s efficacy when weighed against the FDA’s view of the product candidate’s safety profile.

Based on the FDA’s Advisory Committee Briefing Document, the FDA has expressed significant concerns regarding Twirla’s approvability.  By example, the FDA noted that the Twirla Pearl Index is substantially higher than other previously approved combined hormonal contraceptives and stated that it is concerned that Twirla is not adequately effective in the general population of women in the U.S., as well as in non-obese women.  For this and other reasons, it does not appear the FDA agrees with our proposal to include a limitation of used based on patient weight and BMI in the product label.  The FDA also discussed its view that Twirla is not a “low-dose” contraceptive, does not address an unmet need, and does not appear to demonstrate a safety advantage over other combined hormonal contraceptives.  By example, the FDA stated that it does not believe that levonorgestrel-containing products are safer than combined hormonal contraceptives containing newer generation progestins.  The FDA also stated that there is considerable uncertainty about the magnitude of venous thromboembolism risk associated with Twirla and how that risk compares to other combined hormonal contraceptive products.  This conclusion may ultimately impact the FDA’s risk/benefit analysis of the product candidate as the FDA believes that a high level of efficacy in preventing pregnancy must be demonstrated to justify the risks associated with combined hormonal contraceptives .  The FDA further stated that it does not agree that the SECURE study results are attributable to the study’s design and population, and that the SECURE study does not reflect real-world use.  Moreover, the FDA noted that the SECURE study results relating to cycle control, discontinuation rates, and patch adhesion raise questions regarding potential patient compliance, and patch usability and tolerability.

Typically, Advisory Committees will provide responses to specific questions asked by the FDA, including the committee’s view on the approvability of the product candidate under review.  Advisory Committee decisions are not binding, but an adverse decision at the Advisory Committee may have a negative impact on the regulatory review of Twirla. The Advisory Committee may recommend non-approval for Twirla or may recommend approval with label restrictions. Even if the Advisory Committee determines that the benefits of Twirla outweigh its risks and recommends approval, the FDA could still conclude that the Pearl Index is too high to demonstrate efficacy and an adequate risk/benefit profile for either the overall study population or a subgroup of the study population. Accordingly, the FDA may not approve the Twirla NDA. Alternatively, the FDA may determine that for a specific subgroup of patients, Twirla has lower efficacy and presents a higher risk, necessitating labeling restrictions, statements or warnings. For instance, the FDA may require labeling restrictions, statements or warnings on the use of Twirla for patients in certain BMI categories. We may also need to implement risk management strategies to educate health care providers and patients on any risks or limitations associated with our products, if approved, and to potentially improve patient compliance. The FDA may also ask us to conduct additional clinical studies or perform additional work to address questions that arise as a result of the FDA’s review of the Twirla NDA or the outcome of the Advisory Committee meeting.  Failure to receive approval or significant additional delay in obtaining a decision from FDA, on whether to approve our NDA for Twirla would have a material adverse effect on our business and results of operations, including possible termination of Twirla development and restructuring of our organization, which could include reducing, or even terminating, our operations.  Even if Twirla is approved, the labeling approved by the FDA and any other post-approval obligations that the FDA may require, may restrict how and to whom we and our potential partners, if any, may market the product or the manner in which our product may be administered and sold, which could significantly limit the commercial opportunity for Twirla.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit
Number	Description of Document
10.1	Employment Agreement dated July 16, 2019 by and between the Registrant and Dennis P. Reilly

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: October 28, 2019	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2019

	By:	/s/ Dennis P. Reilly
Dennis P. Reilly
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)