Form 10-Q
period 2020-06-30
AGILE THERAPEUTICS INC
filed 2020-08-11
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ⌧

Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

There were 87,297,605 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 7, 2020.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2020

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned manufacturing and commercialization of Twirla®, the potential market uptake of Twirla and the development of our potential product candidates, the strength and breadth of our intellectual property, our ongoing and planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our potential product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

•our inability to timely obtain from Corium sufficient quantities or quality of Twirla and our potential product candidates or other materials required for a clinical trial or other tests or studies;

•the ability of Corium to produce commercial supply in quantities and quality sufficient to satisfy market demand for Twirla;

•the performance and financial condition of Corium or any of its suppliers;

•our ability to design and successfully complete a post-marketing, long term, prospective observational safety study comparing risks for venous thromboembolism, or VTE, and arterial thromboembolism, or ATE, in new users of Twirla to new users of oral combined hormonal contraceptives, or CHCs, and new users of Xulane in U.S. women of reproductive age using CHCs and conduct a small post-marketing commitment, or PMC, study to assess the residual drug content and strength of Twirla;

•our ability to maintain regulatory approval of Twirla and our ability to obtain regulatory approval of our potential product candidates, and the labeling under any approval we obtain;

•our ability to obtain and maintain intellectual property protection for Twirla and our product candidates;

•the success and timing of our clinical trials or other studies, including post-marketing studies for Twirla;

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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1. Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$39,446	$34,479
Marketable securities	47,789	—
Prepaid expenses	1,527	840
Total current assets	88,762	35,319
Property and equipment, net	14,208	14,044
Right of use and other assets	94	177
Total assets	$103,064	$49,540

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,121	$1,819
Accrued expenses	1,290	1,804
Lease liability, current portion	82	172
Total current liabilities	6,493	3,795

Long-term debt	15,775	—
Total liabilities	22,268	3,795
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $.0001 par value, 150,000,000 shares authorized, 87,297,605 and 69,810,305 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	9	7
Additional paid-in capital	359,856	306,108
Accumulated other comprehensive income	10	—
Accumulated deficit	(279,079)	(260,370)
Total stockholders’ equity	80,796	45,745
Total liabilities and stockholders’ equity	$103,064	$49,540

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

(in thousands, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$3,661	$1,779	$6,825	$4,660
General and administrative	6,378	1,768	10,831	3,594
Total operating expenses	10,039	3,547	17,656	8,254
Loss from operations	(10,039)	(3,547)	(17,656)	(8,254)

Other income (expense)
Interest income	115	63	247	101
Interest expense	(902)	—	(1,300)	—
Total other income (expense), net	(787)	63	(1,053)	101
Loss before benefit from income taxes	(10,826)	(3,484)	(18,709)	(8,153)
Benefit from income taxes	—	—	—	—
Net loss	$(10,826)	$(3,484)	$(18,709)	$(8,153)

Net loss per share (basic and diluted)	$(0.12)	$(0.08)	$(0.23)	$(0.20)

Weighted-average common shares (basic and diluted)	87,221,441	43,776,549	81,936,815	40,560,259

Comprehensive loss:
Net loss	$(10,826)	$(3,484)	$(18,709)	$(8,153)
Other comprehensive income:
Unrealized gain on marketable securities	10	—	10	—
Comprehensive loss	$(10,816)	$(3,484)	$(18,699)	$(8,153)

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated		Total
	Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2019	69,810,305	$7	$306,108	$—	$(260,370)	$45,745
Share-based compensation - stock options and RSUs	—	—	621	—	—	621
Issuance of common stock in public offering, net of expenses	17,250,000	2	48,433	—	—	48,435
Issuance of common stock upon exercise of stock options	152,907	—	119	—	—	119
Warrants issued in connection with long-term debt	—	—	3,570	—	—	3,570
Net loss	—	—	—	—	(7,883)	(7,883)
Balance March 31, 2020	87,213,212	$9	$358,851	$—	$(268,253)	$90,607
Share-based compensation - stock options and RSUs	—	—	839	—	—	839
Issuance of common stock upon exercise of stock options	84,393	—	166	—	—	166
Unrealized net gain on marketable securities	—	—	—	10	—	10
Net loss	—	—	—	—	(10,826)	(10,826)
Balance June 30, 2020	87,297,605	$9	$359,856	$10	$(279,079)	$80,796

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders' Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2018	34,377,329	$3	$261,722	$(241,551)	$20,174
Adjustment to derivative liabilities upon adoption of ASU 2017-11	—	—	213	(213)	—
Share-based compensation - stock options and RSUs	—	—	490	—	490
Issuance of common stock in private placement, net of expenses	8,426,750	1	7,809	—	7,810
Issuance of common stock pursuant to at-the-market stock sales, net of expenses	665,974	—	860	—	860
Vesting of RSUs	145,204	—	—	—	—
Net loss	—	—	—	(4,669)	(4,669)
Balance March 31, 2019	43,615,257	$4	$271,094	$(246,433)	$24,665
Share-based compensation - stock options	—	—	479	—	479
Issuance of common stock pursuant to at-the-market stock sales, net of expenses	992,072	—	1,389	—	1,389
Issuance of common stock upon exercise of stock options	25,000		15		15
Net loss	—	—	—	(3,484)	(3,484)
Balance June 30, 2019	44,632,329	$4	$272,977	$(249,917)	$23,064

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(18,709)	$(8,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	10
Amortization	82	71
Noncash stock-based compensation	1,460	969
Noncash interest	447	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(686)	429
Accounts payable and accrued expenses	2,839	(590)
Lease liability	(90)	(75)
Net cash used in operating activities	(14,649)	(7,339)

Cash flows from investing activities:
Purchases of marketable securities	(47,822)	—
Acquisition of property and equipment	(222)	—
Net cash used in investing activities	(48,044)	—

Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of offering costs	48,434	—
Proceeds from issuance of long-term debt	20,000	—
Debt financing costs paid	(1,059)	—
Proceeds from issuance of common stock in private placement, net of offering costs	—	7,810
Proceeds from At-the-Market sales of common stock, net of offering costs	—	2,249
Proceeds from exercise of stock options	285	15
Net cash provided by financing activities	67,660	10,074

Net increase in cash and cash equivalents	4,967	2,735
Cash and cash equivalents, beginning of period	34,479	7,851
Cash and cash equivalents, end of period	$39,446	$10,586

Supplemental disclosure of noncash financing activities
Warrants issued in connection with long-term debt	$3,570	—
Supplemental cash flow information
Interest paid	$896	$—
Cash paid for income taxes	$—	$—

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

The Company’s sole approved product, Twirla®, also known as AG200 15, is a once weekly prescription contraceptive patch that received approval from the U.S. Food and Drug Administration, or FDA in February 2020. Substantially all of the Company’s resources are currently dedicated to commercializing Twirla in the United States. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the potential need to obtain additional capital necessary to fund the development of its products, competition from larger companies and compliance with the FDA and other government regulations. If the Company does not successfully commercialize any product candidates, it will be unable to generate recurring product revenue or achieve profitability. The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of June 30, 2020, the Company had an accumulated deficit of approximately $279 million.

The Company expects to continue to incur significant expenses and increased operating losses for the foreseeable future and that its operating expenses will increase substantially in connection with its ongoing activities, as the Company:

•establishes a sales and marketing infrastructure to commercialize Twirla in the United States;

•continues the validation process related to Corium’s manufacturing facility in preparation for commercial operations;

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 20, 2020.

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. Based on the Company’s current business plan and ability to launch Twirla, the Company believes that its cash, cash equivalents and marketable securities as of June 30, 2020 will be sufficient to meet its projected operating requirements through the end of 2021. If the COVID-19 pandemic or other factors impact the Company’s current business plan or its ability to generate revenue from the launch of Twirla, the Company believes it has the ability to revise its commercial plans, including curtailing sales and marketing spending, to allow it to continue to fund its operations.

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

It should be noted that current public health threats could adversely affect the Company’s ongoing or planned business operations. In particular, the World Health Organization has declared the outbreak of a novel strain of coronavirus, now referred to as COVID-19, a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, and stay at home orders. The effect of these orders, government imposed quarantines and measures the Company has taken, such as implementing work-at-home policies, may negatively impact productivity, disrupt the Company’s business and could delay the Company’s commercialization timeline. The Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if the Company or any of the third parties with whom it engages, including personnel at third-party manufacturing facilities and other third parties with whom the Company conducts business, were to experience shutdowns or other business disruptions, the Company’s ability to conduct its business in the manner and on the timeline presently planned could be materially and adversely impacted. While it is unknown how long these conditions will last and what the complete effect will be on the Company, to date, the Company has been able to continue to execute on its plans according to the related timelines. The Company will continue to closely monitor events as they develop and evaluate alternative, mitigating measures it can implement if needed.

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

Marketable Securities

The Company invests a portion of its excess cash balances in marketable securities, including U.S. government agency securities, and highly rated corporate bonds. The Company classifies all of its marketable securities as current assets on the balance sheet because they are available-for-sale and available to fund current operations. Marketable securities are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders' equity, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is reclassified from accumulated other comprehensive income (loss) to the statements of operations. Realized gains and losses are determined on the specific identification method and are included in other income.

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments, disclosures of fair value information about financial instruments are required, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Cash, cash equivalents, and marketable securities are carried at fair value (see Note 3).

Other financial instruments, including accounts payable and accrued liabilities, are carried at cost, which approximates fair value given their short-term nature.

Pre-Launch Validation Product

 The Company’s third-party manufacturer, Corium, is currently manufacturing three validation batches of Twirla. The costs associated with validation are being expensed as research and development expenses during the period the costs are incurred. If validation is successful, the Company plans to utilize this validation product for commercial supplies and samples of Twirla. The Company does not plan to capitalize any validation product. After validation is complete, the Company will capitalize commercial supplies as inventory on subsequent production.

Property and Equipment

Property and equipment, consisting of manufacturing, office and computer equipment, is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Expenditures incurred after the fixed assets have been put into operation, such as repairs and maintenance, are charged to earnings in the period in which costs are incurred. Improvements and additions are capitalized in accordance with Company policy.

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe that there has been any impairment of the carrying value of any long-lived assets as of June 30, 2020.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of costs related to personnel, including salaries and other personnel-related expenses, expenses related to manufacturing, clinical trial expenses, consulting fees and support services used in drug development. All research and development costs are charged to operations as incurred in accordance with ASC 730, Research and Development.

In certain circumstances, the Company is required to make advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the advance payments are deferred and are expensed when the activity has been performed or when the goods have been received.

Deferred Financing Costs

Costs directly attributable to the Company’s senior secured term loan (see Note 8) are deferred and reported as a reduction of the related term loan. These costs represent a 1% facility fee paid directly to the lender, legal fees and other costs related to the term loan and are being amortized over the term of the loan. Amortization of deferred financing costs charged to interest expense was approximately $69 and $92 for the three and six months ended June 30, 2020.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash, cash equivalents and marketable securities. The Company invests its cash, cash equivalents and marketable securities in debt instruments and interest-bearing accounts in United States financial institutions, the balances of which exceed federally insured limits. The Company has not recognized any losses from credit risks on such accounts. The Company mitigates credit risk by limiting the investment type and maturity to securities that preserve capital, maintain liquidity and have a high credit quality. The Company has no financial instruments with off balance sheet risk of accounting loss.

Warrants

The Company accounts for its warrants to purchase common stock in accordance with ASC 480, Distinguishing Liabilities from Equity. On January 1, 2019, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2017-11 Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception, which indicate that a down round feature no longer precludes equity classification when assessing whether an investment is indexed to an entity’s own stock. The Company used a modified retrospective approach to adoption, which does not restate its financial statements as of the prior year end (December 31, 2018). The cumulative effect of adoption of ASU 2017-11 resulted in an adjustment to accumulated deficit as of January 1, 2019 of $213 with a corresponding adjustment to additional paid-in capital.

The warrants issued in connection with the Company’s debt financing completed in February 2015 are classified as a component of stockholders’ equity. The value of such warrants was determined using the Black-Scholes option-pricing model. These warrants expired without being exercised on February 24, 2020.

In connection with entering into a senior secured term loan facility in February 2020, the Company issued warrants to purchase 1,400,000 shares of its common stock. These warrant instruments qualify for equity classification and have been allocated based upon the relative fair value of the base instrument and the warrant. See Note 8 for additional information.

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

The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The

Company has no uncertain tax positions as of June 30, 2020 that qualify for either recognition or disclosure in the financial statements under this guidance.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, common stock warrants, unvested RSUs and stock options are considered to be potentially dilutive securities but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive, and therefore, basic and diluted net loss per share were the same for all periods presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2020 and 2019, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	June 30,
	2020	2019
Common stock warrants	1,400,000	242,779
Unvested restricted stock units	159,795	—
Common stock options	8,503,254	7,526,820
Total	10,063,049	7,769,599

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 was adopted by the Company on January 1, 2020 and has no current impact on the Company as we do not have any financial instruments covered by the topic.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of cash and cash equivalents. The Company has no Level 1 liabilities.
●	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities. Level 2 assets consist of marketable securities. The Company has no Level 2 liabilities.
●	Level 3 — Unobservable inputs that are supported by little or no market data and which require internal development of assumptions about how market participants price the fair value of the assets or liabilities. The Company has no Level 3 assets or liabilities.

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019.

	Level 1	Level 2	Level 3
June 30, 2020
Assets:
Cash and cash equivalents	$39,446	$—	$—
Marketable securities	—	47,789	—
Total assets at fair value	$39,446	$47,789	$—

	Level 1	Level 2	Level 3
December 31, 2019
Assets:
Cash and cash equivalents	$34,479	$—	$—
Total assets at fair value	$34,479	$—	$—

There were no transfers between Level 1, 2 or 3 during 2020 or 2019.

4. Marketable Securities

The following is a summary of marketable securities, classified as available-for-sale:

		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
June 30, 2020

U.S. government obligations (maturing in one year or less)	$4,073	$—	$—	$4,073
Corporate debt securities (maturing in one year or less)	43,706	10		43,716
Total marketable securities	$47,779	$10	$—	$47,789

The Company holds investment-grade marketable securities, and none were in a continuous unrealized loss position for more than twelve months as of June 30, 2020. Marketable securities include $0.2 million of accrued interest at June 30, 2020.

5. Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2020	2019
Prepaid insurance	$1,289	$656
Other	238	184
Total prepaid expenses	$1,527	$840

6. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2020	2019
Employee bonuses	$674	$1,437
Accrued professional fees and other	616	367
Total accrued liabilities	$1,290	$1,804

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

The Company has no finance leases and one operating lease for office space in Princeton, NJ. Operating lease expense was $48 and $96 for the three and six months ended June 30, 2020.

Operating cash flows used for operating leases during the three and six months ended June 30, 2020 were $46 and $90, respectively. As of June 30, 2020, the weighted-average remaining lease term was 0.42 years and the weighted average discount rate was 21.2%.

Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows:

Remainder of 2020	$86
Total	$86
Less: Interest	(4)
Present value of lease liability	$82

8. Credit Agreement and Guaranty

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

Borrowings under the Perceptive Credit Agreement will accrue interest at an annual rate equal to the London Interbank Offered Rate for one-month deposits (“LIBOR”) plus 10.25%, provided that LIBOR shall not be less than 1.5%. The rate of interest in effect as of the Closing Date and at June 30, 2020 was 11.75%. Upon the occurrence and during the continuance of any event of default under the Perceptive Credit Agreement, the interest rate automatically increases by 3.0% per annum.

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

The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customary for similar financings. The negative covenants restrict or limit the ability of the Company to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain investments or restricted payments (each as defined in the Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Perceptive Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2021, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which range from $3.8 million for the fiscal quarter ending March 31, 2021 to $93.5 million for the fiscal quarter ending December 31, 2023. At June 30, 2020, the Company was in compliance with all of the covenants contained in the Perceptive Credit Agreement.

In connection with the Perceptive Credit Agreement, the Company issued to Perceptive two warrants to purchase an aggregate of 1,400,000 shares of the Company’s common stock (together, the “Perceptive Warrants”). The first warrant is exercisable for 700,000 shares of common stock at an exercise price of $3.74 per share. The second warrant is exercisable for 700,000 shares of common stock at an exercise price of $4.67 per share. The Perceptive Warrants contain anti-dilution provisions and other warrant holder protections. The Perceptive Warrants are not exercisable to the extent that Perceptive would beneficially own more than 19.99% of the Company’s common stock as a result of the exercise. The Perceptive Warrants expire on February 10, 2027.

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

June 30,
2020
Notes payable	$20,000
Debt issuance costs	(967)
Warrant discount	(3,258)
Long-term debt	$15,775

The fair value of the warrants and the debt issue costs are being amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of $303 and $404 for the three and six months ended June 30, 2020.

9. Stockholders’ Equity

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

ATM Sales Agreement

In January 2019, the Company entered into a common stock sales agreement (the “Sales Agreement”) under which the Company may sell up to an aggregate of $10.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended).  The Company agreed to pay a commission of 3% of the gross proceeds of any common stock sold under the Sales Agreement.  During the three months ended June 30, 2019, the Company issued and sold 992,072 shares of common stock under the Sales Agreement resulting in net proceeds to the Company of approximately $1.4 million.  During the six months ended June 30, 2019, the Company issued and sold 1,658,046 shares of common stock under the Sales Agreement resulting in net proceeds to the Company of approximately $2.2 million. The Company terminated the Sales Agreement on July 31, 2019.

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$139	$159	$337	$310
General and administrative	700	320	1,123	659
Total	$839	$479	$1,460	$969

10. Accumulated Other Comprehensive Income

The change in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2020 is summarized below:

Unrealized
Gain on
Marketable
Securities
Balance at December 31, 2019	$—
Other comprehensive income	10
Balance at June 30, 2020	$10

No amounts were classified out of accumulated other comprehensive income during the six months ended June 30, 2020.

11. Income Taxes

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

12. 2019 Retention Plan

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

All employees (with the exception of the Chairman and Chief Executive Officer) who were employed by the Company as of July 3, 2019 were also granted a stock option to purchase the number of shares of common stock as approved by the Compensation Committee, with a per share exercise price of $1.48, representing the closing price of the Company’s common stock as reported by Nasdaq on the date of grant. For each option, 50% of the option vested on July 3, 2020 and the remaining 50% will vest on December 31, 2020.

In addition, the vesting schedule for the stock options granted in January 2019 was amended for all employees (with the exception of the Chairman and Chief Executive Officer) holding such options who were employed on July 3, 2019 as follows: 50% of the option vested on January 29, 2020, 25% vested on June 30, 2020 and the remaining 25% will vest on December 31, 2020.

13. Commitments and Contingencies

The Company has several firm purchase commitments, primarily related to the manufacture and supply of Twirla and the supply of a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services. Future firm purchase commitments under these agreements, the last of which ends in 2030, total $16.1 million. This amount does not represent all of the Company’s anticipated purchases in the future, but instead represents only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend into 2021or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. As of June 30, 2020, the Company has not recorded a provision for any contingent losses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2020.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, as may be updated by our Quarterly Reports on Form 10-Q and the other reports we file from time to time with the SEC, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Dollars in the text and in tabular format are presented in thousands, except per share data, or as otherwise indicated.

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

As part of Twirla’s approval, the FDA is requiring us to conduct a long-term prospective, observational post-marketing study comparing the risks for VTE and ATE in new users of Twirla to new users of other CHCs. The FDA’s requirement for Twirla is similar to another post-marketing study requirement for a recently approved CHC. The final study report for the Twirla post-marketing study is scheduled to be submitted to the FDA in November 2032, with interim safety data reporting to the FDA due in November 2026. We have also agreed to a small post-marketing commitment, or PMC, study to assess the residual drug content and strength of Twirla. The PMC study is similar to residual drug studies requested of patch developers in the FDA’s November 2019 draft guidance entitled “Transdermal and Topical Delivery Systems—Product Development and Quality Considerations.” We are evaluating the design and cost of these post-marketing studies.

With the approval of Twirla we are now focused on our transition from a clinical development stage company to a commercial company. We plan to continue the implementation of our commercialization plan for Twirla and to manage the growth of our company. Our near-term plan for the commercialization of Twirla includes:

Activity	Expected Timing
Conduct activities to obtain coverage and reimbursement of Twirla from third-party payors in the United States.	On-going

Hiring of contract sales force	Initial hires began in Second Quarter 2020 and will continue through the Third Quarter 2020.

Complete validation of the commercial manufacturing process consistent with our approved marketing application	Second Half 2020 with first shipment of product in the Fourth Quarter 2020.

Our short-term goal is to establish an initial franchise in the multi-billion-dollar U.S. hormonal contraceptive market built on approval of Twirla in the U.S. Our resources are currently focused on the commercialization of Twirla. To that end, we completed the pre-validation process and began our validation of the commercial manufacturing process in the first half of 2020. We plan to manufacture three validation batches of Twirla and complete the process in the second half of 2020. We intend to ship product to wholesalers in the fourth quarter of 2020. At the same time, we will prepare for the availability of commercial product supply. We also expect to explore the advancement of our existing pipeline and its possible expansion through business development activities.

In the first quarter of 2020, we began the pre-validation work on our commercial manufacturing process for Twirla, and entered into an agreement with our third-party logistics provider for Twirla distribution services.

In the second quarter of 2020, we continued to execute on our plan to engage with third party payors to gain coverage and reimbursement for Twirla, completed production of the planned manufacturing pre-validation batch of Twirla and began the validation process. On April 30, 2020, we entered into a definitive agreement with our contract manufacturer, Corium, for the commercial manufacture and supply of Twirla. In addition, on April 30, 2020, we entered into an agreement with inVentiv Commercial Services, a Syneos Health group company, or inVentiv, to provide a contract sales force and related sales services for Twirla. We have started hiring and training an initial sales team, which we estimate to be in the range of 70 to 100 persons. We continue to monitor the current public health crisis and evaluate with our partner inVentiv the exact size and specific implementation plan for our sales team, including the use of remote detailing services.

A summary of our current priorities are as follows:

•	Successfully complete the validation process for the commercial manufacturing of Twirla;
•	Obtain coverage and reimbursement for Twirla in the United States from third-party payors;
•	Implement our commercialization plans for Twirla to ensure a successful launch in the United States, including building a sales and marketing team and implementing a healthcare compliance program;
•	Establish a supply chain for Twirla that will support commercialization across the United States at launch;
•	Complete the design and protocol of the FDA-required post-marketing long-term observational study comparing risks for VTE and ATE in new users of Twirla to new users of other CHCs;
•	Explore the advancement of our existing pipeline and its possible expansion through business development activities.

It should be noted that current public health threats could adversely affect our ongoing or planned business operations. In particular, the World Health Organization has declared the outbreak of a novel strain of coronavirus, now referred to as COVID-19, a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, and stay at home orders. The effect of these orders, government imposed quarantines and measures we have taken, such as implementing work-at-home policies, may negatively impact productivity, disrupt our business and could delay our commercialization timeline. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including personnel at third-party manufacturing facilities and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timeline presently planned could be materially and adversely impacted. While it is unknown how long these conditions will last and what the complete effect will be on the Company, to date, we have been able to continue to execute our plans according to the related timelines. We will continue to closely monitor events as they develop and evaluate alternative, mitigating measures we can implement if needed.

Financial Overview

Since our inception in 1997, we have devoted substantial resources to developing and seeking regulatory approval for Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $9.9 million, $9.8 million and $14.4 million during the years ended December 31, 2019, 2018 and 2017, respectively.  We incurred research and development expenses of $3.7 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively.  We incurred research and development expenses of $6.8 million and $4.7 million for the six months ended June 30, 2020 and 2019, respectively. While we anticipate that a portion of our operating expenses will continue to be related to research and development based on the pre-validation manufacturing activities related to Twirla, and as we conduct our Phase 4 study and plan the development of our pipeline, we expect our operating expenses to substantially shift towards commercialization. A substantial amount of our resources are currently dedicated to completing manufacturing validation and commercializing Twirla.

Moving forward, we plan to monitor our spending closely. We expect operating expenses for the full year 2020 to be in the range of $52.0 million to $56.0 million, with general and administrative expenses accounting for approximately 70% of the spending as we build out our commercial infrastructure. Included in operating expense is $2.5 million to $3.0 million of non-cash stock compensation expense. Based on conversations with suppliers and our current expectations, net revenue in the fourth quarter of 2020, reflecting the initial launch of Twirla, is expected to be in the range of $1.0 million to $2.0 million. Based on our current business plan and our ability to launch Twirla, we believe that our cash, cash equivalents and marketable securities as of June 30, 2020, will be sufficient to meet our projected operating requirements through the end of 2021. If the COVID-19 pandemic or other factors impact our current business plan or our ability to generate revenue from the launch of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations.

We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans.  As of June 30, 2020 and December 31, 2019, we had $87.2 million and $34.5 million in cash, cash equivalents and marketable securities, respectively.

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

In November 2019, we entered into a second ATM Agreement, or the Second 2019 ATM Agreement, under which we were authorized to issue and sell shares of our common stock having aggregate sales proceeds of up to $20.0 million from time to time. We agreed to pay a commission of 3% of the gross proceeds from the sales of our common stock under the Second 2019 ATM Agreement. In the year ended December 31, 2019, we issued and sold 10,440,908 shares of common stock under the Second 2019 ATM Agreement, representing all the capacity of Second ATM Agreement, resulting in net proceeds of approximately $19.3 million.

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

We have not generated any revenue and have never been profitable for any year. Our net loss was $18.6 million, $19.8 million and $28.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our net loss was $10.8 million and $3.5 million for the three months ended June 30, 2020 and 2019, respectively. Our net loss was $18.7 million and $8.2 million for the six months ended June 30, 2020 and 2019, respectively. We expect to incur increased expenses and increasing operating losses for the foreseeable future as we commercialize Twirla. This includes completing the qualification and validation of our commercial manufacturing process, initiating pre-launch commercial activities, commercially launching Twirla, advancing our other potential product candidates and expanding our research and development programs.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities. Research and development expenses consist primarily of costs incurred for the development of Twirla and other current and future potential product candidates, and include:

●	expenses incurred under agreements with contract research organizations, or CROs, and investigative sites that conduct our clinical trials and preclinical studies;
●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expenses;
●	the cost of acquiring, developing and manufacturing clinical trial materials, including the supply of our product candidates;
●	costs associated with research, development and regulatory activities; and

●	costs associated with equipment scale-up required for commercial production.

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

For the three months ended June 30, 2020 and 2019, our research and development expenses were approximately $3.7 million and $1.8 million, respectively.  For the six months ended June 30, 2020 and 2019, our research and development expenses were approximately $6.8 million and $4.7 million, respectively. The following table summarizes our research and development expenses by functional area.

	Three months ended		Six months ended
	June 30,		June 30,
	(In thousands)		(In thousands)
	2020	2019	2020	2019
Clinical development	$451	$83	$628	$1,581
Regulatory	105	429	334	690
Personnel related	368	449	860	940
Manufacturing—commercialization	2,598	659	4,666	1,139
Stock-based compensation	139	159	337	310
Total research and development expenses	$3,661	$1,779	$6,825	$4,660

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

The duration, costs and timing of clinical trials and development of our other potential product candidates in addition to conducting required post-marketing studies for Twirla will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, the rate of subject enrollment, obtaining additional capital, and significant and changing government regulation. For the foreseeable future, we expect the current public health crisis to have an effect on the conduct of clinical trials. In addition, the probability of success for the development of any of our product candidates will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities, we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. Substantially all of our resources are currently dedicated to commercializing Twirla.

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

For the three months ended June 30, 2020 and 2019, our general and administrative expenses totaled approximately $6.4 million and $1.8 million, respectively. For the six months ended June 30, 2020 and 2019, our general and administrative expenses totaled approximately $10.8 million and $3.6 million, respectively. With the recent approval of Twirla, we intend to commercialize Twirla in the United States through a contract sales force. We anticipate that our general and administrative expenses will increase in the future with the commercialization of Twirla. These increases will likely include increased selling and marketing costs, including payroll and operating costs, related to the commercial launch of Twirla, legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended
	June 30,
	2020	2019	Change

Operating expenses:
Research and development	$3,661	$1,779	$1,882
General and administrative	6,378	1,768	4,610

Total operating expenses	10,039	3,547	6,492

Other income (expense)
Interest income	115	63	52
Interest expense	(902)	—	(902)
Total other income (expense), net	(787)	63	(850)
Loss before benefit from income taxes	(10,826)	(3,484)	(7,342)
Net loss	$(10,826)	$(3,484)	$(7,342)

Research and development expenses. Research and development expenses increased by $1.9 million, or 106%, from $1.8 million for the three months ended June 30, 2019 to $3.7 million for the three months ended June 30, 2020. This increase in research and development expenses was primarily due to the following:

●	an increase in manufacturing commercialization expenses of $1.9 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This increase reflects costs to complete manufacturing development, process improvements, and pre-validation work for the commercial manufacturing of Twirla by Corium, our contract manufacturer.

General and administrative expenses.  General and administrative expenses increased by $4.6 million, or 261%, from $1.8 million for the three months ended June 30, 2019 to $6.4 million for the three months ended June 30, 2020. This increase in general and administrative expense was primarily due to:

●	an increase in commercial development expense of $3.2 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This increase relates to the resumption of our pre-

commercialization activities such as brand building, advocacy, market research and consulting. It also includes the initial costs for our contract sales force;
●	an increase in salaries and wages of $0.3 million, due to increased headcount for the three months ended June 30, 2020;
●	an increase in professional fee expense of $0.5 million primarily related to recruiting fees and increased use of financial consultants;
●	an increase in stock compensation expense of $0.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase is primarily the result of new hires and higher stock prices associated with 2020 stock option grants as compared to 2019 stock option grants; and
●	an increase in D&O insurance of $0.1 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Interest income.  Interest income comprises interest earned on cash, cash equivalents and marketable securities.

Interest expense.  Interest expense is attributable to our term loan with Perceptive for the three months ended June 30, 2020.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense increased by $0.9 million, from $0 for the three months ended June 30, 2019 to $0.9 million for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended
	June 30,
	2020	2019	Change

	(In thousands)
Operating expenses:
Research and development	$6,825	$4,660	$2,165
General and administrative	10,831	3,594	7,237

Total operating expenses	17,656	8,254	9,402

Other income (expense)
Interest income	247	101	146
Interest expense	(1,300)	—	(1,300)
Total other income (expense), net	(1,053)	101	(1,154)
Loss before benefit from income taxes	(18,709)	(8,153)	(10,556)
Benefit from income taxes	—	477	(477)
Net loss	$(18,709)	$(8,153)	$(10,556)

Research and development expenses. Research and development expenses increased by $2.2 million, or 46.5%, from $4.7 million for the six months ended June 30, 2019 to $6.8 million for the six months ended June 30, 2020. This increase in research and development expenses was primarily due to the following:

●	an increase in manufacturing commercialization expenses of $3.5 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This increase reflects costs to complete manufacturing development, process improvements, and pre-validation work for the commercial manufacturing of Twirla by Corium, our contract manufacturer;

●	a decrease in clinical development expenses of $1.0 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease is primarily related to decreased costs associated with the comparative wear study of Twirla and Xulane, which was initiated and completed during the six months ended June 30, 2019; and
●	a decrease in regulatory expenses of $0.4 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease is primarily related to decreased costs associated with preparation for the FDA advisory committee meeting in the fourth quarter of 2019.

General and administrative expenses.  General and administrative expenses increased by $7.2 million, or 201%, from $3.6 million for the six months ended June 30, 2019 to $10.8 million for the six months ended June 30, 2020. This increase in general and administrative expense was primarily due to:

●	an increase in commercial development expense of $4.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This increase relates to the resumption of our pre-commercialization activities such as brand building, advocacy, market research and consulting. It also includes the initial costs for our contract sales force;
●	an increase in salaries and wages of $0.6 million, due to increased headcount and retention bonuses expensed and paid in the six months ended June 30, 2020;
●	an increase in professional fee expense of $0.7 million primarily related to recruiting fees and increased use of financial consultants;
●	an increase in stock compensation expense of $0.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase is primarily the result of new hires and higher stock prices associated with 2020 stock option grants as compared to 2019 stock option grants; and
●	an increase in D&O insurance of $0.2 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Interest income.  Interest income comprises interest earned on cash, cash equivalents and marketable securities.

Interest expense.  Interest expense is attributable to our term loan with Perceptive for the six months ended June 30, 2020.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense increased by $1.3 million, from $0 for the six months ended June 30, 2019 to $1.3 million for the six months ended June 30, 2020.

Liquidity and Capital Resources

At June 30, 2020, we had cash, cash equivalents and marketable securities totaling $87.2 million. We invest a portion of our cash equivalents and marketable securities in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2020	2019

Net cash used in operating activities	$(14,649)	$(7,339)
Net cash used in investing activities	(48,044)	—
Net cash provided by financing activities	67,660	10,074
Net increase in cash and cash equivalents	$4,967	$2,735

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our lead product candidate, Twirla, was being developed. Net cash used in operating activities was $14.6 million for the six months ended June 30, 2020 and consisted primarily of a net loss of $18.7 million, offset by non-cash stock-based compensation expense of $1.5 million, $0.5 million of other non-cash charges, and a net increase in operating assets and liabilities of $2.1 million.  Net cash used in operating activities was $7.3 million for the six months ended June 30, 2019 and consisted primarily of a net loss of $8.2 million, which was offset by non-cash stock-based compensation expense of $1.0 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 and 2019 was $48.0 million and $0, respectively. Cash used in investing activities for the six months ended June 30, 2020 primarily represents purchases of marketable securities totaling $47.8 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $67.7 million which primarily represented net proceeds of $48.4 million received from the issuance of 17,250,000 shares of our common stock through a public offering, and proceeds of $20.0 million from the Perceptive term loan.  These proceeds were partially offset by debt financing costs of $1.0 million. Net cash provided by financing activities for the six months ended June 30, 2019 was $10.1 million which primarily represented net proceeds of $7.8 million received from the issuance of 8,426,750 shares of our common stock in a private placement and net proceeds of approximately $2.2 million from the sale of 1,658,046 shares of our common stock through an ATM sales program.

Funding Requirements and Other Liquidity Matters

Based on our current business plan and ability to get Twirla launched, we believe that our cash, cash equivalents and marketable securities as of June 30, 2020 will be sufficient to meet our projected operating requirements through the end of 2021. As we have limited funding capacity remaining under our 2018 Shelf Registration Statement, we are currently evaluating financing alternatives to meet our future cash needs. Specifically, we plan to file a new universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, and debt securities. If the COVID-19 pandemic or other factors impact our current business plan or our ability to generate revenue from the launch of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	establish a sales and marketing infrastructure to commercialize Twirla in the United States;
•	continue the validation process related to Corium’s manufacturing facility in preparation for commercial operations;
•	continue to evaluate additional line extensions for Twirla and initiate development of potential product candidates in addition to Twirla;
•	maintain, leverage and expand our intellectual property portfolio; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

Contractual Obligations and Commitments

In April 2020, we entered into a Manufacturing and Commercialization Agreement (“the Commercialization Agreement”) with Corium, Inc. for the manufacture and supply of Twirla. Under the terms of the Commercialization Agreement, Corium is to be the exclusive supplier of Twirla for ten years. The

Commercialization Agreement includes a fixed price per unit for two years depending on annual purchase volume and quarterly minimum purchase amounts. As of June 30, 2020, the amount committed for purchases through 2020 is $5.0 million.

In April 2020, we entered into a project agreement (the “Project Agreement”) with inVentiv Commercial Services, LLC (“inVentiv”) under which inVentiv will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services and training services with respect to Twirla to the Company in exchange for an up-front implementation fee and a fixed annual fee. The Project Agreement has an initial term of two years from the date of the first activity undertaken by inVentiv to detail Twirla (the “Deployment Date”) unless earlier extended upon the mutual written agreement of the Parties. We may terminate the Project Agreement for any reason upon timely notice after the first anniversary of the Deployment Date; provided, however, that if we terminate the Project Agreement prior to the eighteen month anniversary of the Deployment Date, we will be obligated to pay inVentiv a termination fee, the amount of which varies depending on the date of termination. As of June 30, 2020, the minimum amount committed totals $11.1 million.

The following table summarizes our contractual obligations and commitments as of June 30, 2020 that will affect our future liquidity:

		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years

	(In thousands)
Long-term Debt	$20,000	$—	$1,500	$18,500	$—
Operating Lease	87	87	—	—	—
Purchase Obligations	16,099	14,055	2,044

Total	$36,186	$14,142	$3,544	$18,500	$—

Our operating lease commitment relates to our lease of office space in Princeton, New Jersey, which is set to expire in November 2020, however we currently plan to enter into an extension for this location through May 31, 2021. We are currently seeking new facilities or considering expanding existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

On February 21, 2020, we filed a prospectus supplement to our 2018 Shelf Registration Statement registering a public offering of 17,250,000 shares of common stock at a price of $3.00 per share. Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses were approximately $48.4 million.

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

We had cash, cash equivalents and marketable securities of $87.2 million and $34.5 million at June 30, 2020 and December 31, 2019, respectively, consisting primarily of funds in cash, money market accounts and corporate and government debt securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would not have a material effect on interest expense for the six months ended June 30, 2020.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2020.

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

Changes to Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A.    Risk Factors.

The following updated risk factors should be considered in addition to our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019:

Risks Related to our Business Operations and Industry

The ongoing outbreak of the novel strain of coronavirus, or COVID-19, or other similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including on our anticipated commercial launch of Twirla®.

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

As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely affect our business, including our plans to clinically develop and commercialize our products. We may not be able to meet expectations with respect to our anticipated commercial launch of Twirla, our first approved product, which we plan to begin manufacturing on a commercial scale in the second half of 2020. For example, global business interruptions resulting from COVID-19 may adversely impact our third-party manufacturer, Corium, whom we rely upon for the manufacture of Twirla, as well as its suppliers of raw materials. As a result, we may not be able to obtain sufficient quantities of Twirla, which could impair our ability to commercialize Twirla and conduct the post-marketing studies requested by the U.S. Food and Drug Administration, or the FDA, in connection with the approval of Twirla.  In addition, if there are continued or future disruptions, our third-party manufacturers may not be able to supply our other potential product candidates, which would adversely affect our research and development activities.

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

Delays in the ability to manufacture commercial supplies of Twirla and to implement a sales force for Twirla could also adversely affect our financial position.  Based on our current business plan and ability to get Twirla launched, we believe that our cash, cash equivalents and marketable securities as of June 30, 2020 will be sufficient to meet our projected operating requirements through the end of 2021.  If the COVID-19 outbreak or other factors impact our current business plan or our ability to generate revenue from the launch of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations.  However, significant delays in the timelines to manufacture commercial supply of Twirla, and/or the ability to implement a salesforce that can engage with healthcare providers could delay, or even prevent, our ability to generate revenue, which in turn could require us to raise additional capital if the revisions to our commercial plans are inadequate or management determines that it is necessary.

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

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit
Number	Description of Document
10.1*	Project Agreement, dated April 30, 2020, by and between the Registrant and inVentiv Commercial Services, LLC.

10.2*	Master Service Agreement, dated October 11. 2017, by and between the Registrant and inVentiv Commercial Services, LLC.

10.3	First Amendment to Master Service Agreement, dated April 30, 2020, by and between the Registrant and inVentiv Commercial Services, LLC.

10.4*	Manufacturing and Commercialization Agreement, dated April 30, 2020, by and between the Registrant and Corium, Inc.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.

* Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(b)(10).

** The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2020	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2020

	By:	/s/ Dennis P. Reilly
Dennis P. Reilly
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)