Form 10-Q
period 2020-09-30
AGILE THERAPEUTICS INC
filed 2020-11-12
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 87,434,604 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 9, 2020.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2020

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

•our available cash and our ability to obtain additional financing to fund our business plan without delay;

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

•our ability to design and successfully complete a post-marketing, long term, prospective observational safety study comparing risks for venous thromboembolism, or VTE, and arterial thromboembolism, or ATE, in new users of Twirla to new users of oral combined hormonal contraceptives, or CHCs, and new users of Xulane in U.S. women of reproductive age using CHCs and conduct a small post-marketing commitment, or PMC, study to assess the residual drug content of Twirla after use;

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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1. Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$24,163	$34,479
Marketable securities	47,742	—
Prepaid expenses	1,414	840
Total current assets	73,319	35,319
Property and equipment, net	14,271	14,044
Right of use asset	31	158
Other non-current assets	1,791	19
Total assets	$89,412	$49,540

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,016	$1,819
Accrued expenses	2,154	1,804
Lease liability, current portion	34	172
Total current liabilities	7,204	3,795

Long-term debt	16,078	—
Total liabilities	23,282	3,795
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $.0001 par value, 150,000,000 shares authorized, 87,434,604 and 69,810,305 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	9	7
Additional paid-in capital	360,713	306,108
Accumulated other comprehensive income	11	—
Accumulated deficit	(294,603)	(260,370)
Total stockholders’ equity	66,130	45,745
Total liabilities and stockholders’ equity	$89,412	$49,540

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

(in thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$3,663	$2,361	$10,488	$7,021
General and administrative	10,993	2,138	21,824	5,732
Total operating expenses	14,656	4,499	32,312	12,753
Loss from operations	(14,656)	(4,499)	(32,312)	(12,753)

Other income (expense)
Interest income	37	67	284	168
Interest expense	(905)	—	(2,205)	—
Total other income (expense), net	(868)	67	(1,921)	168
Loss before benefit from income taxes	(15,524)	(4,432)	(34,233)	(12,585)
Benefit from income taxes	—	—	—	—
Net loss	$(15,524)	$(4,432)	$(34,233)	$(12,585)

Net loss per share (basic and diluted)	$(0.18)	$(0.08)	$(0.41)	$(0.28)

Weighted-average common shares (basic and diluted)	87,350,505	53,609,511	83,754,550	44,957,809

Comprehensive loss:
Net loss	$(15,524)	$(4,432)	$(34,233)	$(12,585)
Other comprehensive income:
Unrealized gain on marketable securities	1	—	11	—
Comprehensive loss	$(15,523)	$(4,432)	$(34,222)	$(12,585)

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated		Total
	Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2019	69,810,305	$7	$306,108	$—	$(260,370)	$45,745
Share-based compensation - stock options and RSUs	—	—	621	—	—	621
Issuance of common stock in public offering, net of expenses	17,250,000	2	48,433	—	—	48,435
Issuance of common stock upon exercise of stock options	152,907	—	119	—	—	119
Warrants issued in connection with long-term debt	—	—	3,570	—	—	3,570
Net loss	—	—	—	—	(7,883)	(7,883)
Balance March 31, 2020	87,213,212	$9	$358,851	$—	$(268,253)	$90,607
Share-based compensation - stock options and RSUs	—	—	839	—	—	839
Issuance of common stock upon exercise of stock options	84,393	—	166	—	—	166
Unrealized net gain on marketable securities	—	—	—	10	—	10
Net loss	—	—	—	—	(10,826)	(10,826)
Balance June 30, 2020	87,297,605	$9	$359,856	$10	$(279,079)	$80,796
Share-based compensation - stock options and RSUs	—	—	647	—	—	647
Issuance of common stock upon exercise of stock options	136,999	—	210	—	—	210
Unrealized net gain on marketable securities	—	—	—	1	—	1
Net loss	—	—	—	—	(15,524)	(15,524)
Balance September 30, 2020	87,434,604	$9	$360,713	$11	$(294,603)	$66,130

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders' Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2018	34,377,329	$3	$261,722	$(241,551)	$20,174
Adjustment to derivative liabilities upon adoption of ASU 2017-11	—	—	213	(213)	—
Share-based compensation - stock options and RSUs	—	—	490	—	490
Issuance of common stock in private placement, net of expenses	8,426,750	1	7,809	—	7,810
Issuance of common stock pursuant to at-the-market stock sales, net of expenses	665,974	—	860	—	860
Vesting of RSUs	145,204	—	—	—	—
Net loss	—	—	—	(4,669)	(4,669)
Balance March 31, 2019	43,615,257	$4	$271,094	$(246,433)	$24,665
Share-based compensation - stock options	—	—	479	—	479
Issuance of common stock pursuant to at-the-market stock sales, net of expenses	992,072	—	1,389	—	1,389
Issuance of common stock upon exercise of stock options	25,000		15		15
Net loss	—	—	—	(3,484)	(3,484)
Balance June 30, 2019	44,632,329	$4	$272,977	$(249,917)	$23,064
Share-based compensation - stock options	—	—	378	—	378
Issuance of common stock in public offering, net of expenses	14,526,315	1	12,686	—	12,687
Issuance of common stock pursuant to at-the-market stock sales, net of expenses	143,482	1	205	—	206
Net loss	—	—	—	(4,432)	(4,432)
Balance September 30, 2019	59,302,126	$6	$286,246	$(254,349)	$31,903

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(34,233)	$(12,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	14
Amortization	127	107
Noncash stock-based compensation	2,107	1,347
Noncash interest	898	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,347)	(709)
Accounts payable and accrued expenses	3,597	(481)
Lease liability	(138)	(112)
Net cash used in operating activities	(29,969)	(12,419)

Cash flows from investing activities:
Purchases of marketable securities	(52,921)	—
Sales and maturities of marketable securities	5,000	—
Acquisition of property and equipment	(296)	(30)
Net cash used in investing activities	(48,217)	(30)

Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of offering costs	48,434	12,687
Proceeds from issuance of long-term debt	20,000	—
Debt financing costs paid	(1,059)	—
Proceeds from issuance of common stock in private placement, net of offering costs	—	7,810
Proceeds from At-the-Market sales of common stock, net of offering costs	—	2,456
Proceeds from exercise of stock options	495	15
Net cash provided by financing activities	67,870	22,968

Net (decrease) increase in cash and cash equivalents	(10,316)	10,519
Cash and cash equivalents, beginning of period	34,479	7,851
Cash and cash equivalents, end of period	$24,163	$18,370

Supplemental disclosure of noncash financing activities
Warrants issued in connection with long-term debt	$3,570	—
Supplemental cash flow information
Interest paid	$1,498	$—
Cash paid for income taxes	$—	$—

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

The Company’s sole approved product, Twirla®, also known as AG200 15, is a once weekly prescription contraceptive patch that received approval from the U.S. Food and Drug Administration, or FDA in February 2020. Substantially all of the Company’s resources are currently dedicated to commercializing Twirla in the United States. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the potential need to obtain additional capital necessary to fund the development of its products, competition from larger companies and compliance with the FDA and other government regulations. If the Company does not successfully commercialize any product candidates, it will be unable to generate recurring product revenue or achieve profitability. The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of September 30, 2020, the Company had an accumulated deficit of approximately $295 million.

The Company expects to continue to incur significant expenses and increased operating losses for the foreseeable future and that its operating expenses will increase substantially in connection with its ongoing activities, as the Company:

•maintains a sales and marketing infrastructure to commercialize Twirla in the United States;

•finalizes the validation process related to Corium’s manufacturing facility in preparation for commercial operations;

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

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. Certain reclassifications have been made to prior periods to conform with current reporting. On the balance sheet, our right of use asset has been stated separately from other non-current assets.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. Based on the Company’s current business plan and ability to launch Twirla, the Company believes that its cash, cash equivalents and marketable securities as of September 30, 2020 will be sufficient to meet its projected operating requirements through the end of 2021. If the COVID-19 pandemic or other factors impact the Company’s current business plan or its ability to generate revenue from the launch of Twirla, the Company believes it has the ability to revise its commercial plans, including curtailing sales and marketing spending, to allow it to continue to fund its operations.

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

Risks and Uncertainties

While Twirla has been approved by the FDA, other potential product candidates developed by the Company will require approval from the FDA prior to commercial sales. There can be no assurance that the Company’s other product candidates will receive the required approval. If the Company is denied approval or such approval is delayed, or the Company is unable to obtain the necessary financing to complete development and approval, there could be a material adverse impact on the Company’s financial condition and results of operations.

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

Pre-Launch Validation Product

The Company’s third-party manufacturer, Corium, is undertaking the validation of our commercial manufacturing process for Twirla. The costs associated with validation are being expensed as research and development expenses during the period the costs are incurred. If validation testing is successful, the Company plans to utilize this validation product for commercial supplies and samples of Twirla. The Company does not plan to capitalize any validation product. After validation is complete, the Company will capitalize commercial supplies as inventory on subsequent production.

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

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe that there has been any impairment of the carrying value of any long-lived assets as of September 30, 2020.

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

Deferred Financing Costs

Costs directly attributable to the Company’s senior secured term loan (see Note 8) are deferred and reported as a reduction of the related term loan. These costs represent a 1% facility fee paid directly to the lender, legal fees and other costs related to the term loan and are being amortized over the term of the loan. Amortization of deferred financing costs charged to interest expense was approximately $69 and $162 for the three and nine months ended September 30, 2020.

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

The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The

Company has no uncertain tax positions as of September 30, 2020 that qualify for either recognition or disclosure in the financial statements under this guidance.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2020 and 2019, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	September 30,
	2020	2019
Common stock warrants	1,400,000	242,779
Unvested restricted stock units	159,795	—
Common stock options	8,602,755	7,299,560
Total	10,162,550	7,542,339

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This guidance simplifies the accounting for income taxes by, among other things, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws. The guidance is effective for the Company on January 1, 2021. The Company is currently evaluating the impact of adopting this standard and does not expect the guidance to have a material impact on its consolidated financial statements.

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019.

	Level 1	Level 2	Level 3
September 30, 2020
Assets:
Cash and cash equivalents	$24,163	$—	$—
Marketable securities	—	47,742	—
Total assets at fair value	$24,163	$47,742	$—

	Level 1	Level 2	Level 3
December 31, 2019
Assets:
Cash and cash equivalents	$34,479	$—	$—
Total assets at fair value	$34,479	$—	$—

There were no transfers between Level 1, 2 or 3 during 2020 or 2019.

4. Marketable Securities

The following is a summary of marketable securities, classified as available-for-sale:

		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
September 30, 2020

U.S. government obligations (maturing in one year or less)	$7,072	$3	$—	$7,075
Corporate debt securities (maturing in one year or less)	40,659	8		40,667
Total marketable securities	$47,731	$11	$—	$47,742

The Company holds investment-grade marketable securities. There were no continuous unrealized loss positions in excess of twelve months as of September 30, 2020. Marketable securities include $0.2 million of accrued interest income at September 30, 2020.

5. Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	December 31,
	2020	2019
Prepaid insurance	$941	$656
Other	473	184
Total prepaid expenses	$1,414	$840

6. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2020	2019
Employee bonuses	$1,166	$1,437
Accrued professional fees and other	988	367
Total accrued liabilities	$2,154	$1,804

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

The Company has no finance leases and one operating lease for office space in Princeton, NJ. Operating lease expense was $48 and $145 for the three and nine months ended September 30, 2020.

Operating cash flows used for operating leases during the three and nine months ended September 30, 2020 were $48 and $138, respectively. As of September 30, 2020, the weighted-average remaining lease term was 0.17 years and the weighted average discount rate was 21.2%.

Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows:

Remainder of 2020	$35
Total	$35
Less: Interest	(1)
Present value of lease liability	$34

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

Borrowings under the Perceptive Credit Agreement will accrue interest at an annual rate equal to the London Interbank Offered Rate for one-month deposits (“LIBOR”) plus 10.25%, provided that LIBOR shall not be less than 1.5%. The rate of interest in effect as of the Closing Date and at September 30, 2020 was 11.75%. Upon the occurrence and during the continuance of any event of default under the Perceptive Credit Agreement, the interest rate automatically increases by 3.0% per annum.

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

The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customary for similar financings. The negative covenants restrict or limit the ability of the Company to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain investments or restricted payments (each as defined in the Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Perceptive Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2021, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which range from $3.8 million for the fiscal quarter ending March 31, 2021 to $93.5 million for the fiscal quarter ending December 31, 2023. At September 30, 2020, the Company was in compliance with all of the covenants contained in the Perceptive Credit Agreement.

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

September 30,
2020
Notes payable	$20,000
Debt issuance costs	(897)
Warrant discount	(3,025)
Long-term debt	$16,078

The fair value of the warrants and the debt issue costs are being amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of $303 and $707 for the three and nine months ended September 30, 2020.

9. Stockholders’ Equity

Shelf Registration Statement

On October 2, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $200.0 million (the “2020 Shelf Registration Statement”). On October 14, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. In the future, the Company may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

ATM Sales Agreements

In January 2019, the Company entered into a common stock sales agreement (the “Sales Agreement”) under which the Company may sell up to an aggregate of $10.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended).  The Company agreed to pay a commission of 3% of the gross proceeds of any common stock sold under the Sales Agreement.  During the three months ended September 30, 2019, the Company issued and sold 143,482 shares of common stock under the Sales Agreement resulting in net proceeds to the Company of approximately $0.2 million.  During the nine months ended September 30, 2019, the Company issued and sold 1,801,528 shares of common stock under the Sales Agreement resulting in net proceeds to the Company of approximately $2.5 million. The Company terminated the Sales Agreement on July 31, 2019.

In November 2019, the Company entered into a second common stock sales agreement (the “Second Sales Agreement”) under which the Company was authorized to issue and sell shares of common stock having aggregate sales proceeds of up to $20.0 million from time to time. The Company agreed to pay a commission of 3% of the gross proceeds from the sales of common stock under the Second Sales Agreement. In the year ended December 31, 2019, the Company issued and sold 10,440,908 shares of common stock under the Second Sales Agreement, representing all of the capacity of the Second Sales Agreement, resulting in net proceeds of approximately $19.3 million.

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$134	$103	$471	$413
General and administrative	513	275	1,636	934
Total	$647	$378	$2,107	$1,347

10. Accumulated Other Comprehensive Income

The change in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2020 is summarized below:

Unrealized
Gain on
Marketable
Securities
Balance December 31, 2019	$—
Other comprehensive income	11
Balance September 30, 2020	$11

No amounts were classified out of accumulated other comprehensive income during the nine months ended September 30, 2020.

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

Each employee who participated in the 2019 Retention Plan and remained continuously employed by the Company through the approval of Twirla was to be paid a lump-sum cash payment in an amount determined for each eligible employee by the Compensation Committee at the time of the adoption of the 2019 Retention Plan. If an eligible employee terminated employment prior to the approval for any reason, no such retention payment was payable to the eligible employee. With the approval of Twirla in February, the cash portion of the 2019 Retention Plan in the amount of approximately $0.3 million was expensed and paid to eligible employees in February 2020.

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

13. Commitments and Contingencies

The Company has several firm purchase commitments, primarily related to the manufacture and supply of Twirla and the supply of a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services. Future firm purchase commitments under these agreements, the last of which ends in 2030, total $17.8 million. This amount does not represent all of the Company’s anticipated purchases in the future, but instead represents only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend into 2021 or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. As of September 30, 2020, the Company has not recorded a provision for any contingent losses.

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

As part of Twirla’s approval, the FDA is requiring us to conduct a long-term prospective, observational post-marketing study comparing the risks for VTE and ATE in new users of Twirla to new users of other CHCs, which we refer to as the PMR. The FDA’s requirement for Twirla is similar to another post-marketing study requirement for a recently approved CHC. The final study report for the Twirla PMR is scheduled to be submitted to the FDA in November 2032, with interim safety data reporting to the FDA due in November 2026. We have also agreed to a small post-marketing commitment, or PMC, study to assess the residual drug content of Twirla after use. The PMC study is similar to residual drug studies requested of patch developers in the FDA’s November 2019 draft guidance entitled “Transdermal and Topical Delivery Systems—Product Development and Quality Considerations.” We are evaluating the design and cost of these post-marketing studies.

With the approval of Twirla we are now focused on our transition from a clinical development stage company to a commercial company. We plan to continue the implementation of our commercialization plan for Twirla and to manage the growth of our company. Our near-term plan for the commercialization of Twirla includes:

Activity	Expected Timing
Conduct activities to obtain coverage and reimbursement of Twirla from third-party payors in the United States.	On-going

Hiring of contract sales force.	73 sales representatives hired and trained as of September 30, 2020.

Complete validation of the commercial manufacturing process consistent with our approved marketing application.	Fourth Quarter 2020 inclusive of the first shipment of product.

Our short-term goal is to establish an initial franchise in the multi-billion-dollar U.S. hormonal contraceptive market built on the approval of Twirla in the U.S. Our resources are currently focused on the commercialization of Twirla. To that end, we completed the pre-validation process and began our validation of the commercial manufacturing process in the first half of 2020. We are currently undergoing the validation of the commercial manufacturing process for Twirla in accordance with our approved marketing application. We intend to ship product to wholesalers in the fourth quarter of 2020. At the same time, we continue to prepare for the availability of commercial product supply. In August 2020, we hired a Chief Medical Officer, who is leading an evaluation of our existing pipeline including potential development costs and timelines. We also expect to explore possible expansion through business development activities.

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

In the third quarter of 2020, we hired and trained an initial sales team of 73 persons and they have commenced detailing Twirla to health care providers through both live and virtual meetings. In August 2020, we hired a Chief Medical Officer who, among other things, is leading our pipeline development efforts, post-marketing clinical trial program, and medical support for our commercial team. Additionally, we continued work on the validation of our commercial manufacturing process for Twirla.

A summary of our current priorities is as follows:

•	Successfully complete the validation process for the commercial manufacturing of Twirla;
•	Obtain coverage and reimbursement for Twirla in the United States from third-party payors;

•

Continue to implement our commercialization plans for Twirla to ensure a successful launch in the United States, including maintaining a sales and marketing team and implementing a healthcare compliance program;

•	Maintain the supply chain for Twirla that will support commercialization across the United States at launch;
•	Complete and submit the proposed protocols for the two FDA-required post-marketing commitment studies;
•	Evaluate the advancement of our existing pipeline and its possible expansion through business development activities.

It should be noted that current public health threats could adversely affect our ongoing or planned business operations. In particular, the World Health Organization has declared the outbreak of a novel strain of coronavirus, now referred to as COVID-19, a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, and stay at home orders. The effect of these orders, government imposed quarantines and measures we have taken, such as implementing work-at-home policies, may negatively impact productivity, disrupt our business and could delay our commercialization timeline. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including personnel at third-party manufacturing facilities and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timeline presently planned could be materially and adversely impacted. While it is unknown how long these conditions will last and what the complete effect will be on the Company, to date, we have been able to continue to execute our plans according to the related timelines. We will continue to closely monitor events as they develop and evaluate alternative, mitigating measures we can implement if needed.

Financial Overview

Since our inception in 1997, we have devoted substantial resources to developing and seeking regulatory approval for Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $9.9 million, $9.8 million and $14.4 million during the years ended December 31, 2019, 2018 and 2017, respectively.  We incurred research and development expenses of $3.7 million and $2.4 million for the three months ended September 30, 2020 and 2019, respectively.  We incurred research and development expenses of $10.5 million and $7.0 million for the nine months ended September 30, 2020 and 2019, respectively. While we anticipate that a portion of our operating expenses will continue to be related to research and development as we plan our PMR and evaluate the development of our pipeline, we expect our operating expenses to substantially shift towards commercialization. A substantial amount of our current resources have been dedicated to completing manufacturing validation and commercializing Twirla.

Moving forward, we plan to monitor our spending closely. We expect operating expenses for the full year 2020 to be in the range of $52.0 million to $54.0 million, with general and administrative expenses accounting for approximately 70% of the spending as we build out our commercial infrastructure. Included in operating expense is $2.7 million to $3.0 million of non-cash stock compensation expense. We expect gross revenue in the fourth quarter of 2020, reflecting expectations of initial stocking of Twirla by wholesalers, to be approximately $1.0 million. Based on our current business plan and our ability to launch Twirla, we believe that our cash, cash equivalents and marketable securities as of September 30, 2020, will be sufficient to meet our projected operating requirements through the end of 2021. If the COVID-19 pandemic or other factors impact our current business plan or our ability to generate revenue from the launch of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations.

We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans.  As of September 30, 2020 and December 31, 2019, we had $71.9 million and $34.5 million in cash, cash equivalents and marketable securities, respectively.

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

In November 2019, we entered into a second ATM Agreement, or the Second 2019 ATM Agreement, under which we were authorized to issue and sell shares of our common stock having aggregate sales proceeds of up to $20.0 million from time to time. We agreed to pay a commission of 3% of the gross proceeds from the sales of our common stock under the Second 2019 ATM Agreement. In the year ended December 31, 2019, we issued and sold 10,440,908 shares of common stock under the Second 2019 ATM Agreement, representing all of the capacity of the Second 2019 ATM Agreement, resulting in net proceeds of approximately $19.3 million.

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

We have not generated any revenue and have never been profitable for any year. Our net loss was $18.6 million, $19.8 million and $28.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our net loss was $15.5 million and $4.4 million for the three months ended September 30, 2020 and 2019, respectively. Our net loss was $34.2 million and $12.6 million for the nine months ended September 30, 2020 and 2019, respectively. We expect to incur increased expenses and increasing operating losses for the foreseeable future as we commercialize Twirla. This includes completing the qualification and validation of our commercial manufacturing process, initiating pre-launch commercial activities, commercially launching Twirla, advancing our other potential product candidates and expanding our research and development programs.

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

For the three months ended September 30, 2020 and 2019, our research and development expenses were approximately $3.7 million and $2.4 million, respectively.  For the nine months ended September 30, 2020 and 2019, our research and development expenses were approximately $10.5 million and $7.0 million, respectively. The following table summarizes our research and development expenses by functional area.

	Three months ended		Nine months ended
	September 30,		September 30,
	(In thousands)		(In thousands)
	2020	2019	2020	2019
Clinical development	$492	$66	$1,120	$1,646
Regulatory	477	1,321	811	2,012
Personnel related	535	266	1,395	1,206
Manufacturing—commercialization	2,025	605	6,691	1,744
Stock-based compensation	134	103	471	413
Total research and development expenses	$3,663	$2,361	$10,488	$7,021

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

For the three months ended September 30, 2020 and 2019, our general and administrative expenses totaled approximately $11.0 million and $2.1 million, respectively. For the nine months ended September 30, 2020 and 2019, our general and administrative expenses totaled approximately $21.8 million and $5.7 million, respectively. With the recent approval of Twirla, we intend to commercialize Twirla in the United States through a contract sales force. We anticipate that our general and administrative expenses will increase in the future with the commercialization of Twirla. These increases will likely include increased selling and marketing costs, including payroll and operating costs, related to the commercial launch of Twirla, legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended
	September 30,
	2020	2019	Change

Operating expenses:
Research and development	$3,663	$2,361	$1,302
General and administrative	10,993	2,138	8,855

Total operating expenses	14,656	4,499	10,157

Other income (expense)
Interest income	37	67	(30)
Interest expense	(905)	—	(905)
Total other income (expense), net	(868)	67	(935)
Loss before benefit from income taxes	(15,524)	(4,432)	(11,092)
Net loss	$(15,524)	$(4,432)	$(11,092)

Research and development expenses. Research and development expenses increased by $1.3 million, or 55%, from $2.4 million for the three months ended September 30, 2019 to $3.7 million for the three months ended September 30, 2020. This increase in research and development expenses was primarily due to the following:

●	an increase in manufacturing commercialization expenses of $1.4 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase reflects costs to conduct validation work for the commercial manufacturing of Twirla by Corium, our contract manufacturer;
●	an increase in clinical development expenses of $0.4 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase reflects higher medical education and consulting costs for the three months ended September 30, 2020;
●	an increase in personnel-related expenses of $0.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase reflects higher headcount for the three months ended September 30, 2020; and
●	a decrease in regulatory expenses of $0.8 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease is primarily related to decreased costs associated with preparation for the FDA advisory committee meeting in the fourth quarter of 2019.

General and administrative expenses.  General and administrative expenses increased by $8.9 million, or 414%, from $2.1 million for the three months ended September 30, 2019 to $11.0 million for the three months ended September 30, 2020. This increase in general and administrative expense was primarily due to:

●	an increase in commercial development expense of $7.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase relates to the resumption of our pre-commercialization activities such as brand building, advocacy, market research and consulting, and the costs of establishing our contract sales force;
●	an increase in salaries and wages of $0.6 million, due to increased headcount for the three months ended September 30, 2020;
●	an increase in professional fee expense of $0.5 million primarily related to legal fees and increased use of financial consultants;

●	an increase in stock compensation expense of $0.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase is primarily the result of new hires and higher stock prices associated with 2020 stock option grants as compared to 2019 stock option grants; and
●	an increase in D&O insurance of $0.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Interest income.  Interest income comprises interest earned on cash, cash equivalents and marketable securities.

Interest expense.  Interest expense is attributable to our term loan with Perceptive for the three months ended September 30, 2020.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense increased by $0.9 million, from $0 for the three months ended September 30, 2019 to $0.9 million for the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended
	September 30,
	2020	2019	Change

	(In thousands)
Operating expenses:
Research and development	$10,488	$7,021	$3,467
General and administrative	21,824	5,732	16,092

Total operating expenses	32,312	12,753	19,559

Other income (expense)
Interest income	284	168	116
Interest expense	(2,205)	—	(2,205)
Total other income (expense), net	(1,921)	168	(2,089)
Loss before benefit from income taxes	(34,233)	(12,585)	(21,648)
Benefit from income taxes	—	—	—
Net loss	$(34,233)	$(12,585)	$(21,648)

Research and development expenses. Research and development expenses increased by $3.5 million, or 49%, from $7.0 million for the nine months ended September 30, 2019 to $10.5 million for the nine months ended September 30, 2020. This increase in research and development expenses was primarily due to the following:

●	an increase in manufacturing commercialization expenses of $4.9 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This increase reflects costs to complete manufacturing development, process improvements, and pre-validation and validation work for the commercial manufacturing of Twirla by Corium, our contract manufacturer;
●	a decrease in clinical development expenses of $0.5 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease is primarily related to decreased costs associated with the comparative wear study of Twirla and Xulane, which was initiated and completed during the nine months ended September 30, 2019; and
●	a decrease in regulatory expenses of $1.2 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease is primarily related to decreased costs associated with preparation for the FDA advisory committee meeting in the fourth quarter of 2019.

General and administrative expenses.  General and administrative expenses increased by $16.1 million, or 281%, from $5.7 million for the nine months ended September 30, 2019 to $21.8 million for the nine months ended September 30, 2020. This increase in general and administrative expense was primarily due to:

●	an increase in commercial development expense of $12.3 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This increase relates to the resumption of our pre-commercialization activities such as brand building, advocacy, market research and consulting, and the costs of establishing our contract sales force;
●	an increase in salaries and wages of $1.2 million, due to increased headcount and retention bonuses expensed and paid in the nine months ended September 30, 2020;
●	an increase in professional fee expense of $1.5 million primarily related to legal fees, recruiting fees and increased use of financial consultants;
●	an increase in stock compensation expense of $0.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase is primarily the result of new hires and higher stock prices associated with 2020 stock option grants as compared to 2019 stock option grants; and
●	an increase in D&O insurance of $0.2 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Interest income.  Interest income comprises interest earned on cash, cash equivalents and marketable securities.

Interest expense.  Interest expense is attributable to our term loan with Perceptive for the nine months ended September 30, 2020.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense increased by $2.2 million, from $0 for the nine months ended September 30, 2019 to $2.2 million for the nine months ended September 30, 2020.

Liquidity and Capital Resources

At September 30, 2020, we had cash, cash equivalents and marketable securities totaling $71.9 million. We invest a portion of our cash equivalents and marketable securities in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2020	2019

Net cash used in operating activities	$(29,969)	$(12,419)
Net cash used in investing activities	(48,217)	(30)
Net cash provided by financing activities	67,870	22,968
Net (decrease) increase in cash and cash equivalents	$(10,316)	$10,519

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our lead product candidate, Twirla, was being developed. Net cash used in operating activities was $30.0 million for the nine months ended September 30, 2020 and consisted primarily of a net loss of $34.2 million, offset by non-cash stock-based compensation expense of $2.1 million, $1.0 million of other non-cash charges, primarily interest expense, and a net increase in operating assets and liabilities of $1.1 million.  Net cash used in operating activities was $12.4 million for the nine months ended September 30, 2019 and consisted primarily of a net loss of $12.6 million and working capital changes of $1.3 million, which was offset by non-cash stock-based compensation expense of $1.3 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $48.2 million and $0, respectively. Cash used in investing activities for the nine months ended September 30, 2020 primarily represents net purchases of marketable securities totaling $47.9 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $67.9 million, which primarily represents net proceeds of $48.4 million received from the issuance of 17,250,000 shares of our common stock through a public offering, proceeds of $20.0 million from the Perceptive term loan, and stock option proceeds of $0.5 million.  These proceeds were partially offset by debt financing costs of $1.0 million. Net cash provided by financing activities for the nine months ended September 30, 2019 was $23.0 million, which primarily represented net proceeds of $7.8 million received from the issuance of 8,426,750 shares of our common stock in a private placement, net proceeds of $12.7 million from the sale of 14,526,315 shares of common stock through a public offering, and net proceeds of approximately $2.5 million from the sale of 1,801,528 shares of our common stock through an ATM sales program.

Funding Requirements and Other Liquidity Matters

Based on our current business plan and ability to get Twirla launched, we believe that our cash, cash equivalents and marketable securities as of September 30, 2020 will be sufficient to meet our projected operating requirements through the end of 2021. On October 2, 2020 we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $200.0 million (the “2020 Shelf Registration Statement”). On October 14, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. If the COVID-19 pandemic or other factors impact our current business plan or our ability to generate revenue from the launch of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	maintain a sales and marketing infrastructure to commercialize Twirla in the United States;
•	finalize the validation process related to Corium’s manufacturing facility in preparation for commercial operations;
•	continue to evaluate additional line extensions for Twirla and initiate development of potential product candidates in addition to Twirla;
•	maintain, leverage and expand our intellectual property portfolio; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

Contractual Obligations and Commitments

In April 2020, we entered into a Manufacturing and Commercialization Agreement (“the Commercialization Agreement”) with Corium, Inc. for the manufacture and supply of Twirla. Under the terms of the Commercialization Agreement, Corium is to be the exclusive supplier of Twirla for ten years. The Commercialization Agreement includes a fixed price per unit for two years depending on annual purchase volume and quarterly minimum purchase amounts. As of September 30, 2020, the amount committed for purchases into the first quarter of 2021 is $7.8 million.

In April 2020, we entered into a project agreement (the “Project Agreement”) with inVentiv Commercial Services, LLC (“inVentiv”) under which inVentiv will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services and training services with respect to Twirla to the Company in exchange for an up-front implementation fee and a fixed annual fee. The Project Agreement has an initial term of two years from August 24, 2020, the date of the first activity undertaken by inVentiv to detail Twirla (the “Deployment Date”), unless earlier extended upon the mutual written agreement of the Parties. We may terminate the Project Agreement for any reason upon timely notice after the first anniversary of the Deployment Date; provided, however, that if we terminate the Project Agreement prior to the eighteen month anniversary of the Deployment Date, we will be obligated to pay inVentiv a termination fee, the amount of which varies depending on the date of termination. As of September 30, 2020, the minimum amount committed totals $10.0 million.

The following table summarizes our contractual obligations and commitments as of September 30, 2020 that will affect our future liquidity:

		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years

	(In thousands)
Long-term Debt	$20,000	$—	$1,500	$18,500	$—
Operating Lease	35	35	—	—	—
Purchase Obligations	17,761	17,761	—	—	—

Total	$37,796	$17,796	$1,500	$18,500	$—

Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. On November 11, 2020, we entered into an extension for this location through December 31, 2021 and simultaneously reduced the amount of space we are leasing. We are currently seeking new facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Shelf Registration Statement

On October 2, 2020, we filed the 2020 Shelf Registration Statement. On October 14, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. Prior to the 2020 Shelf Registration Statement, we had filed a universal shelf registration statement in November 2018 for the issuance of up to $100.0 million of securities, which we refer to as the 2018 Shelf Registration Statement, which was declared effective by the SEC on November 14, 2018.

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

We had cash, cash equivalents and marketable securities of $71.9 million and $34.5 million at September 30, 2020 and December 31, 2019, respectively, consisting primarily of funds in cash, money market accounts and corporate and government debt securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would not have a material effect on interest expense for the nine months ended September 30, 2020.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2020.

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

Delays in the ability to manufacture commercial supplies of Twirla and to implement a sales force for Twirla could also adversely affect our financial position.  Based on our current business plan and ability to get Twirla launched, we believe that our cash, cash equivalents and marketable securities as of September 30, 2020 will be sufficient to meet our projected operating requirements through the end of 2021.  If the COVID-19 outbreak or other factors impact our current business plan or our ability to generate revenue from the launch of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations.  However, significant delays in the timelines to manufacture commercial supply of Twirla, and/or the ability to implement a salesforce that can engage with healthcare providers could delay, or even prevent, our ability to generate revenue, which in turn could require us to raise additional capital if the revisions to our commercial plans are inadequate or management determines that it is necessary.

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
10.1

Amended and Restated Employment Agreement, dated August 14, 2020 by and between the Company and Alfred Altomari (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2020).

10.2

Amended and Restated Employment Agreement, dated August 14, 2020 by and between the Company and Robert Conway (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2020).

10.3

Amended and Restated Employment Agreement, dated August 14, 2020 by and between the Company and Geoffrey Gilmore (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 17, 2020).

10.4

Amended and Restated Employment Agreement, dated August 14, 2020 by and between the Company and Dennis Reilly (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 17, 2020).

10.5	Sixth Lease Amendment, dated November 11, 2020, by and between the Registrant and Bunn Farm Associates, LLC.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 12, 2020	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020

	By:	/s/ Dennis P. Reilly
Dennis P. Reilly
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)