Form 10-K
period 2020-12-31
AGILE THERAPEUTICS INC
filed 2021-03-01
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-36464

Agile Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2936302
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $196.8 million.

As of February 24, 2021, there were 87,628,904 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Agile Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2020

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned manufacturing and commercialization of Twirla®, the potential market acceptance and uptake of Twirla®, the development of our other potential product candidates, the strength and breadth of our intellectual property, our ongoing and planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our potential product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our ability to successfully commercialize Twirla, our only approved product;
●	the rate and degree of market acceptance of Twirla by physicians, patients, third-party payors and others in the healthcare community;
●our ability to obtain adequate coverage and reimbursement for Twirla in the United States from private and public third-party payors;
●	the size and growth of the markets for Twirla and our product candidates and our ability to serve those markets;
●	the effects of the ongoing COVID-19 pandemic on our commercialization efforts, clinical trials, supply chain, operations and the operations of third parties we rely on for services such as manufacturing, marketing support and sales support, as well as the effects of the COVID-19 pandemic on our potential customer base;
●	regulatory and legislative developments in the United States and foreign countries, which could include, among other things, a government shutdown;
●	our available cash and our ability to obtain additional funding to fund our business plan without delay and to continue as a going concern;
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our inability to timely obtain from our third-party manufacturer, Corium, sufficient quantities or quality of Twirla and our potential product candidates or other materials required for a clinical trial or other tests and studies;
●	the ability of Corium to produce commercial supply in quantities and quality sufficient to satisfy market demand for Twirla;
●	the performance and financial condition of Corium or any of the suppliers;
●	our ability to design and successfully complete a post-marketing long-term, prospective observational safety study comparing risks for venous thromboembolism, or VTE, and arterial thromboembolism, or ATE, in new users of Twirla to new users of oral combined hormonal contraceptives, or CHCs, and new users of Xulane in U.S. women of reproductive age using CHCs and conduct a small post-marketing commitment, or PMC, study to assess the residual drug content of Twirla after use;
●	our ability to maintain regulatory approval of Twirla and our ability to obtain regulatory approval of our potential product candidates, and the labeling under any approval we obtain;
●	our ability to obtain and maintain intellectual property protection for Twirla and our product candidates;
●	the success and timing of our clinical trials or other studies, including post-marketing studies for Twirla;
●	our plans to develop our other potential product candidates;
●	development of unexpected safety or efficacy concerns related to Twirla;
●	our ability to continue to develop and maintain successful sales and marketing capabilities, including our ability to maintain an effective sales force or failure to build-out and implement an effective health care compliance program;
●	our ability to retain key employees and recruit the additional personnel we will need to support our commercialization plan for Twirla; and
●	our ability to successfully implement our strategy.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors.” These risks include, but are not limited to, the following:

●	We are significantly dependent on the commercial success of Twirla, our only approved product. If we are unable to successfully commercialize Twirla, our business, financial condition, results of operations, and prospects and value of our common stock will be materially adversely affected;
●	It will be difficult for us to profitably sell Twirla if third-party coverage and reimbursement for such product is limited, and reimbursement and healthcare containment initiatives and treatment guidelines may constrain our future revenues;
●	If we are unable to develop effective marketing and sales capabilities for Twirla or maintain our agreements with third parties to market and sell Twirla, we may be unable to generate product revenues;
●	Twirla could develop unexpected safety, efficacy or quality concerns, which would likely have a material adverse effect on us;

●	We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively;
●	Existing and future legislation may increase the difficulty and cost for us to commercialize Twirla and may affect the prices we may obtain;
●	We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. Management has concluded that these factors raise substantial doubt about our ability to continue as a going concern.
●	We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to commercialize Twirla or to complete the development and commercialization of our other potential product candidates;
●	We remain subject to substantial ongoing regulatory requirements related to Twirla, and failure to comply with these requirements could lead to penalties, including withdrawal from the market, suspension, or withdrawal of product approval;
●	We have no manufacturing capacity and anticipate continued reliance on Corium, our third party manufacturer, for the commercialization of Twirla and development of our potential product candidates. We may not have or be able to obtain sufficient quantities of Twirla or our potential product candidates to meet our required supply for commercialization or clinical trials, which would could materially harm our business;
●	We rely on third parties to conduct aspects of our clinical trials and post marketing studies. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with applicable regulatory requirements, we may not be able to maintain regulatory approval for Twirla or be delayed in obtaining or ultimately not be able to obtain marketing approval for our potential product candidates;
●	We may not be able to protect our proprietary technology in the marketplace;
●	We may infringe the intellectual property rights of others, which may prevent or delay our commercialization and product development efforts or increase the costs of commercializing Twirla or our potential product candidates, when and if approved;
●	If we fail to develop and commercialize our current pipeline of additional potential product candidates, our prospects for future growth and our ability to reach or sustain profitability may be limited or never achieved;
●	In order to establish our sales and marketing infrastructure, we will need to grow the size of our organization, and we may experience difficulties in managing this growth;
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Twirla or our potential product candidates, if approved; and
●	We expect that our stock price may fluctuate significantly.

Any forward-looking statements that we make in this Annual Report on Form 10-K speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Annual Report on Form 10-K. You should also read carefully the factors described in the “Risk Factors” section of this Annual Report on Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, any such inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard any of these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

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

Twirla® is one of our trademarks used in this Form 10-K.  This Form 10-K also includes trademarks, tradenames, and service marks that are the property of other organizations. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

Item 1. Business

Overview

We are a women’s healthcare company dedicated to fulfilling the unmet health needs of today’s women. We have remained steadfast in our commitment to innovate in women’s healthcare where there continues to be unmet needs – not only in contraception – but also in other meaningful women’s health therapeutic areas.

Our first product, Twirla, which was approved in February 2020 and launched in early December 2020, is a once-weekly prescription combination hormonal contraceptive patch. It delivers a dose of estrogen consistent with commonly prescribed combined hormonal contraceptives, or CHCs, and lower than the estrogen dose found in other marketed contraceptive patches. We believe there is a market need for a contraceptive patch that is designed to deliver approximately 30 mcg of estrogen and 120 mcg of progestin in a convenient dosage form that may support compliance in a noninvasive fashion. Twirla leverages our proprietary transdermal patch technology called Skinfusion®. Skinfusion is designed to allow drug delivery through the skin while optimizing patch adhesion and patient comfort and wearability, which may help support compliance.

With the approval of Twirla we are now focused on our advancement as a commercial company. During 2021, we plan to continue implementing our commercialization plan for Twirla, with the goal of becoming a contraceptive market leader, and ultimately, pursuing opportunities to broaden our portfolio to address areas of unmet medical need in women’s health.

Our Strategy

Our near-term goal is to establish an initial franchise in the multi-billion-dollar U.S. hormonal contraceptive market built on approval of Twirla in the U.S. Our resources are currently focused on the commercialization of Twirla. To that end, we completed the validation of the commercial manufacturing process for Twirla in accordance with our approved marketing application in the fourth quarter of 2020 and commenced shipment of product to wholesalers in early December 2020. During 2020, we also continued efforts to build out our commercial organization with a number of key hires and new contractual relationships. We entered into an agreement with inVentiv Commercial Services, a Syneos Health group company, which we refer to as Syneos Selling Solutions, to provide a contract sales force and related sales services for Twirla. In the third quarter of 2020, we hired and trained an initial sales team of 73 persons who are engaging with health care providers on Twirla through both in-person and virtual meetings. In April 2020, we entered into a commercial supply agreement with Corium for the manufacture and supply of Twirla, which replaced our former development agreement. We hired a Chief Medical Officer in August 2020, who is leading an evaluation of our existing pipeline including potential development costs and timelines. We also expect to explore possible expansion through business development activities, such as acquiring access to new products through in-licensing, co-promotion or other collabortive arrangements.

Our current priorities are as follows:

●Continue to implement our commercialization plans for Twirla to ensure a successful launch in the United States, including maintaining a sales and marketing team and implementing a healthcare compliance program;
●Expand coverage and reimbursement for Twirla in the United States from private and public third-party payors;
●Expand access to Twirla through multiple business channels including third-party payor contracts, retail and specialty pharmacies, telemedicine and government contracting;
●Maintain and manage the supply chain for Twirla to support commercialization of Twirla across the United States;
●Evaluate the advancement of our existing pipeline and its possible expansion through business development activities; and
●Complete and submit the proposed protocols for the two FDA-required post-marketing commitment studies.

It should be noted that current public health threats could adversely affect our ongoing or planned business operations. In particular, the ongoing COVID-19 pandemic has resulted in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, access restrictions, restrictions on public gatherings, and stay at home orders. The effect of these orders, government imposed quarantines and measures we have taken, such as implementing work-at-home policies, may negatively impact productivity, disrupt our business and/or could adversely affect our commercialization plans and results. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including personnel at third-party manufacturing facilities and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timeline presently planned could be materially and adversely impacted. It is unknown how long these conditions will last and what the complete effect will be on us. While to date we have been able to continue to execute our overall business plan, some of our business activities have been slowed and taken longer to complete and we continue to adjust to the challenges of operating in a largely remote setting with our employees. We have only recently launched our commercial activities for Twirla and begun engaging with healthcare providers to promote Twirla. We expect that as we broaden our sales detailing activities in some instances our sales force may encounter challenges engaging with healthcare providers during this on-going pandemic. Overall, we recognize the challenges of launching in a pandemic, will continue to closely monitor events as they develop and plan for alternative and mitigating measures that we can implement if needed.

Twirla

Twirla is our first and only approved product. Twirla received FDA approval on February 14, 2020 as a method of contraception for use in women of reproductive potential with a BMI < 30 kg/m2 for whom a combined hormonal contraceptive is appropriate. Based on the reduced efficacy seen with increasing BMI in a Phase 3 clinical trial, Twirla’s limitation of use instructs healthcare providers to consider Twirla’s reduced effectiveness in women with a BMI ≥ 25 to <30 kg/m2 before prescribing. Twirla is contraindicated in women with a BMI ≥ 30 kg/m2 because compared to women with a lower BMI, women in this group had reduced effectiveness and may have a higher risk for VTEs. Twirla’s label also includes the class-wide boxed warning, contraindications, and warnings and precautions applicable to all combined hormonal contraceptives, or CHCs.

Twirla is a prescription combined hormonal contraceptive patch that contains the active ingredients ethinyl estradiol, or EE, which is a synthetic estrogen, and levonorgestrel, or LNG, which is a type of progestin, both of which have an established history of efficacy and safety in currently marketed combination oral contraceptives. Twirla delivers approximately 30 micrograms of EE per day, a dose of EE consistent with the dose delivered by many commonly prescribed oral contraceptives. Twirla is the only contraceptive patch that contains LNG, a widely prescribed progestin.

Our Skinfusion technology allows Twirla to be the first approved patch capable of delivering a contraceptive dose of LNG across the skin. The patch is applied once weekly for three weeks, followed by a week without a patch. Twirla is packaged with three individually wrapped patches per carton to provide for one 28-day cycle of therapy.

Twirla’s approval is primarily based on safety and efficacy data from the Phase 3 SECURE trial. The SECURE trial was a new approach to clinical trials, and was intentionally designed to include broad enrollment criteria and a patient population of women likely to use hormonal contraceptives. In this purposefully inclusive trial, efficacy and safety were evaluated in a diverse study population, one that is more representative of the demographics of women across the US likely to use hormonal contraception.

The SECURE trial was a multi-center, single-arm, open-label, 13-cycle trial that evaluated the safety, efficacy and tolerability of Twirla in 2,031 healthy women, aged 18 and over, at 102 experienced investigative sites across the United States. The trial was designed in consultation with the FDA, and incorporated a number of stringent trial design elements, including exclusion of treatment cycles not only for use of backup contraception but also for lack of sexual activity. SECURE had broad entry criteria, placed no limitations on body mass index, or BMI, or other demographic factors during enrollment, and enrolled a large and diverse population from the United States in order to allow for efficacy to be assessed across different groups. These entry criteria resulted in the inclusion of a substantial number of women with high BMIs, who have frequently been underrepresented in prior contraceptive studies. The efficacy measure for SECURE was the Pearl Index in an intent-to-treat population of subjects 35 years of age and under. The FDA also requested the inclusion of prespecified efficacy analyses related to BMI and body weight.

As part of Twirla’s approval, and consistent with requirements for another recently approved CHC, the FDA is requiring us to conduct a long-term prospective, observational post-marketing study comparing the risks for VTE and ATE in new users of Twirla to new users of other CHCs. The final study report for the Twirla post-marketing study is scheduled to be submitted to the FDA in November 2032, with interim safety data reporting to the FDA due in November 2026. We have also agreed to a post-marketing commitment, or PMC, study to assess the residual drug content and strength of Twirla in a minimum of 25 women. The PMC study is similar to residual drug studies requested of patch developers in the FDA’s November 2019 draft guidance entitled Transdermal and Topical Delivery Systems—Product Development and Quality Considerations.

Contraceptive Landscape and Market Opportunity

U.S. Hormonal Contraceptive Market Background

Contraceptive methods, other than sterilization, can be divided into non-hormonal and hormonal alternatives. Examples of non-hormonal products available in the United States include the diaphragm, male condom, female condom, and non-hormonal intrauterine device, or IUD. Hormonal contraceptives containing both estrogen and a progestin are referred to as CHCs, and contraceptives containing only progestin are referred to as P-only. There are several categories of hormonal contraception products available in the United States, including:

●oral contraceptive;
●vaginal ring;
●transdermal patch;
●hormonal IUD;
●subcutaneous implant; and
●injectable.

The U.S. hormonal contraceptive market is a multi-billion-dollar market. Data from 2017 to 2019 from the Centers for Disease Control, or CDC, indicate that approximately 28% of women aged 15 to 49 use some form of hormonal contraception, which amounts to approximately 20 million U.S. women. The CHC portion of the market, which includes pills, two transdermal patches, including Twirla, and two vaginal rings, generates significantly greater prescription volume and sales compared to the P-only portion of the market, consisting of hormonal IUDs, injectables, implants, and P-only pills.

The U.S. hormonal contraceptive market is a mature market, with many branded and generic products available. For the past 5 years, sales revenue in the CHC market has been essentially flat, at approximately $4 billion per year; with a drop in 2020 sales to $3.7 billion, largely due to the introduction of generics to Nuvaring, which was the market leader in 2019. Total prescription volume, or TRx, declined from 2016 to 2020 by 27%, from 90 million to 65 million; however the number of cycles dispensed (1 cycle = 1 month supply) declined by only 6% over the same time period, as the average TRx size (cycles/TRx) grew from 1.4 to 1.8 over the same time period. Therefore, the value of a TRx has grown significantly over the past 5 years, particularly for branded products, where the average revenue per TRx nearly doubled from $144.48 in 2016 to $277.81 in 2020.

Despite the availability of generic contraceptives for over 30 years, branded products have maintained a significant, though declining, share of CHC sales, with 40% of total sales in 2020. In the five years ended December 2020, the average annual price increase among the top branded products was 8.8%. The average price per cycle, referred to as the wholesale acquisition cost, or WAC, for a single 28-day cycle of the top branded products was $131.40 in 2016 and rose to $160.71 by December 2020. The branded CHC transdermal patch (Ortho Evra) was discontinued in October 2014 and the branded generic CHC transdermal patch (Xulane) is currently priced at $122.15 per cycle. We have established a WAC price for Twirla at $159.75. The other non-oral form of CHC, the monthly vaginal ring, is currently priced at $162.63 per cycle for the branded version, Nuvaring, and $138.24 and$148.32 for generic versions. We cannot predict how the manufacturers of branded or generic products will manage prices going forward.

The U.S. contraceptive population (defined by the Centers for Disease Control and Prevention as women aged 15-49) is currently approximately 75 million women and is estimated to grow to nearly 80 million by 2035.

Total US Females Age 15-49 (Millions)
Women age 15-49 (millions)
81
80
79
78
77
76
75
74
73
72
71
74.2
74.4
74.7
75.0
75.2
75.4
75.7
76.2
76.6
76.9
77.4
77.7
78.0
78.3
78.5
78.8
79.0
79.2
79.5
79.8
2016 2017 2018 2019 2020 2021 2022 2023 2024 2025 2026 2027 2028 2029 2030 2031 2032 2033 2034 2035
Year

Source: U.S. Census Bureau, 2017 National Dataset (2016 is base population estimate for projections).

Contraceptive Pills

Based on 2017 to 2019 data from the CDC, of women who choose to use a hormonal contraceptive, approximately 55% use a contraceptive pill, vaginal ring or patch, the majority of whom use the contraceptive pill. The remaining 45% of women using hormonal contraception are split between using injectables, implants, or IUDs. Based on this information, we believe that contraceptive pills are the most popular choice because:

●patients and physicians are familiar with pills;
●pills were the first to market and have been aggressively promoted for a long period of time;
●historically, pills have been a covered benefit with good reimbursement in private and public healthcare plans; and
●pills are a non-invasive option.

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

Contraceptive Patch Market Experience

The Ortho Evra® contraceptive patch, or Evra, was introduced in early 2002 and was the first FDA-approved contraceptive patch. The initial approved labeling for Evra indicated that it delivered a daily EE dose of 20 micrograms. Evra had rapid uptake in the contraceptive market and achieved a 10% share of the CHC market by September 2003. Following FDA approval of Evra, users of Evra began to report thrombotic and thromboembolic events to the FDA. Johnson & Johnson, the manufacturer of Evra, revised the Evra labeling in November 2005 to include information that EE exposure with Evra is 60% higher than that of an oral contraceptive containing EE of 35 micrograms, based on area under the curve, a commonly-used metric for measuring EE exposure in contraceptives. This information was ultimately included in an addition to the boxed warning that was unique to the Evra label. In 2020, the Xulane label was revised to reflect a contraindication in women with a BMI ≥ 30 kg/m2 because of the reduced efficacy and increased potential risk for VTEs in this population. In making this revision, the information about increased estrogen exposure was removed from the boxed warning but remains in the warnings and precautions and pharmacokinetics sections of the label. The Evra market share declined rapidly following the 2005 labeling changes, from a peak share of 11% in 2005, to 4% by the end of 2006, to 1.4% by the end of 2013, where it stabilized, with a 1.5% share of the market based on combined prescriptions for Evra and its generic equivalent (Xulane®) in 2014. In more recent years, the Xulane share of the CHC market TRx has grown, from a 1.7% share in 2016 to a 2.8% share in 2020.

The FDA has maintained, in spite of the wording in the labeling for Evra, which has been discontinued, and its approved branded generic, that none of the epidemiologic studies provides a definitive answer regarding the relative risk of VTE with Evra compared to combined oral contraceptive use or whether the increased risk that some studies demonstrated is directly attributable to Evra. In spite of the labeling changes, and Johnson & Johnson ceasing promotion of Evra in 2007, the generic equivalent of Evra (Xulane) generated sales of $331.5 million in 2020. On February 26, 2021, Amneal Pharmaceuticals, Inc. announced that it had received approval by the FDA for Zafemy, a generic version of Ortho Evra.

With its approval on February 14, 2020, Twirla is now the only transdermal contraceptive option currently available to women that delivers a low dose of estrogen. We believe that the rapid uptake and acceptance of Evra upon its introduction and its (and Xulane’s) continued sales over the past several years demonstrate a market opportunity for multiple choices in transdermal contraceptive patches.

Twirla Potential Market Share

Three of our market research studies have included an allocation exercise to estimate the potential uptake of Twirla and peak market share. In all of these studies, ObGyns and nurse practitioners, or NPs, indicated their allocation of contraceptive prescriptions before and after reviewing a product profile like Twirla that reflects the safety and efficacy results from our SECURE clinical trial. In the 2010 study, which was conducted prior to the implementation of the ACA, ObGyns estimated use of a product like Twirla in 17% of their CHC patients. A proprietary calibration model developed by the research firm was applied to the peak share estimate, to adjust for physician overstatement, resulting in an estimated peak market share of 9% of the CHC market. In the study completed in December 2016, ObGyns, NPs, and physicians assistants, or PAs, estimated use of Twirla in 22% of their CHC patients, which was also calibrated to adjust for overstatement, resulting in an estimated peak market share of 14% of the CHC market. This estimate was confirmed in our most recent study completed in September of 2019, in which ObGyns and NPs/PAs estimated use of Twirla in 20% of their CHC patients, calibrated to 14% of the CHC market.

We continue to evaluate the commercial opportunity for Twirla. We believe that the potential new CHC users who are within Twirla’s approved indication represent a significant population of women. Based on the Company’s market research, analysis of the current and expected future U.S. contraceptive market, and review of other product launches in the category, the Company estimates that Twirla can potentially achieve a peak market share of 5-8%. As we pursue the commercialization of Twirla, we will continue to analyze the contraceptive market and update our market research for Twirla.

Twirla Commercialization Strategy

Our top priority is the successful commercialization of Twirla. Promptly after approval by the FDA in February 2020, we began implementation of our plan to market Twirla. During 2020, we validated our commercial manufacturing process, initiated work with managed care and patient payors to gain market access for Twirla, hired and trained an initial sales team through our contract sales partner, Syneos Selling Solutions, entered into distribution agreements with the three largest wholesalers in the United States and commenced commercial shipments of product to wholesalers in December 2020. In 2021, we intend to continue implementation of our commercial strategy for Twirla with a focus on promotional activities and expanding market access through multiple business channels, including third-party payor contracts, retail and specialty pharmacies, telemedicine, and government contracts.

Twirla Promotion Strategy

We have a limited number of sales and marketing employees and primarily rely on third-party agencies with experience in commercializing pharmaceutical products to advance the commercialization of Twirla. Our marketing efforts are initially focused on Obstetrician-gynecologists in the United States, and we plan to use a significant number of samples in the early stage of commercial launch to gain patient trial and acceptance. We believe that we can deploy a focused sales force effort targeting the ObGyn, NP and PA prescribers who are responsible for approximately 70% of branded CHC prescriptions. In areas of the country where it is not efficient to deploy a sales representative, and/or depending on the evolution of the COVID-19 pandemic, remote promotion can be used to reach prescribers. We plan to complement these efforts by expanding the channels we utilize to drive awareness of Twirla during the pandemic and will focus on promotion with key prescribers and customers groups, including consumers and commercial managed care plans.

We plan to use both branded and unbranded campaigns to create awareness of Twirla and available contraceptive options among consumers. We believe there are cost-effective means to reach our target demographic of females ages 18 to 34 years, who tend to engage in online activities to a high degree and are more likely to seek health information online and through social networks. Traditional mass-market direct-to-consumer advertising on television may not be required to reach these consumers. Marketing tactics aimed at today’s female consumer need to be optimized for mobile technology because smartphones and text messaging are the preferred means of communication. We believe that a focused consumer promotion plan that uses digital media, potential social media advertising, and other mass-market advertising vehicles will generate consumer awareness and demand for Twirla. In the third quarter of 2020, we launched our unbranded educational awareness campaign, entitled I’m So Done. We rolled out our branded campaign in early 2021.

Twirla Coverage and Reimbursement Strategy

After approval of Twirla by the FDA, we began meeting with formulary decision makers as appropriate to secure positions for Twirla that minimize access barriers for prescribers and patients, and since then we estimate that we have been able to achieve formulary access for approximately forty to forty-five percent (40-45%) of the estimated covered lives by commercial third-party payors. Third-party payors are increasingly challenging the prices charged for pharmaceutical products. The United States government and other third-party payors are increasingly limiting both coverage and level of reimbursement for new drugs, in addition to questioning their safety and efficacy. In this challenging environment, we plan to continue our efforts to expand formulary access to Twirla during 2021 through contracting strategies and engaging with formulary boards on the clinical profile of Twirla. We believe that it is important in this category for women to have equal access to all methods, dosing regimens and hormonal options so that they and their provider can select the choice that is the most appropriate to meet their lifestyle and family planning goals.

Our Pipeline: Twirla Line Extensions and Potential Product Candidates

Twirla is our first and only approved product, and, to date, substantially all of our resources have been committed to obtaining approval of Twirla and initiating our commercialization of Twirla. While seeking approval of Twirla and preparing for commercial launch, we halted all work on our pipeline. We have initiated a full evaluation of our pipeline to establish a plan to advance the development of Twirla line extensions and other potential product candidates.

Our potential product pipeline consists of two types of product candidates: Twirla line extensions and other transdermal contraceptive product candidates. These potential product candidates are designed to address market needs and offer additional non-daily contraceptive options. Prior market research conducted in December 2016 indicated our potential line extension product candidates may be commercially viable and could garner a share of the contraceptive market. We have conducted an Advisory Board meeting with contraceptive experts and initiated a new market research program to update our previous insights and to advise on the pipeline programs.

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

Our potential Twirla line extensions include the following:

●AG200-15 Extended Regimen (ER) is an 84-day extended cycle regimen utilizing our approved Twirla TDS product designed to allow a woman to have four (4) episodes of withdrawal bleeding per year. There are several currently approved oral contraceptives that provide an 84- or 91-day extended cycle regimen, and in 2020, these products totaled 5% of CHC cycles dispensed. However, there is no approved contraceptive patch product offering an extended cycle regimen. AG200-15ER is designed to address the limitations of the currently approved oral contraceptive extended regimens by providing a more convenient, weekly TDS dosing schedule. We are currently evaluating the required development plan required for FDA approval of this regimen.
●AG200-15 SmP is a 28-day regimen designed to provide users with shorter, lighter withdrawal bleeds and potentially improve contraceptive efficacy. AG200-15 SmP may also provide benefit in patients with sensitivity to abrupt changes in hormone levels. 28-day regimen CHCs that use a shortened hormone-free interval, or SHFI, by delivering hormones beyond the traditional 21 days comprised 16% of CHC-TRx volume and 43% of CHC sales in 2020, demonstrating high acceptability among patients and providers. AG200-15 SmP is designed to provide a simplified 28-day regimen through use of the same drug product as Twirla for the first three weeks of the cycle, and a smaller lower-dose patch, or SmP, in the fourth week, which will allow patients to continuously apply patches without interruption. AG200-15 SmP requires additional patch formulation development work on the SmP prior to potentially conducting a pharmacokinetic study.
●AG200-15 ER SmP is a 91-day extended cycle regimen utilizing our approved Twirla TDS and the SmP that is designed to allow a woman to have four (4) shorter, lighter withdrawal bleeding episodes per year. By extending the length of the contraceptive cycle, AG200-15 ER SmP is designed to potentially minimize breakthrough bleeding and spotting, which are commonly reported events with patients using an extended regimen contraceptive product. AG200-15 ER SmP utilizes the approved Twirla TDS during the 12-week (84-day) active phase of the cycle and the SmP during week 13 of the cycle. AG200-15 ER SmP requires additional patch formulation development work on the SmP prior to potentially conducting a pharmacokinetic study.

Our other potential product candidate is a progestin-only (P-only) contraceptive patch described below:

●AG890 is a P-only contraceptive patch, intended for use by women of reproductive potential to prevent pregnancy. The intended population would be women who are unable or unwilling to take estrogen, including those who are breastfeeding or who are at greater risk of VTE, such as women who smoke, are over 35 years of age, or who are obese. Currently, the P-only market consists of pills and several non-oral options, including IUS/IUDs, implants, and injections. AG890 is intended to fulfill an unmet medical need for a non-daily, easily reversible form of contraception in the P-only target population. Previously, we conducted a Phase 1 clinical trial with AG890 containing LNG. In addition, the National Institutes of Health, through a clinical trial agreement with us, conducted a Phase 1/2 trial with LNG-containing AG890. This Phase 1/2 study was a multicenter study to evaluate the pharmacokinetics, safety, and mechanisms of potential contraceptive efficacy of AG890. We are evaluating our analysis of the data from this trial as well as other potential progestins to be utilized for further development. Additional formulation development work for progestin and dose selection is required, along with additional studies to determine the optimal formulation and dose to advance to Phase 3.

We do not expect to be required to conduct preclinical toxicology studies for any of these potential product candidates. Based upon a number of factors, including, but not limited to, our available capital resources and feedback from the FDA, we continue to review the clinical path and the budgetary requirements for each of these three potential product candidates.

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

Most Effective → Least Effective

FDA-Approved Methods	Number of pregnancies expected (per 100 Women)*	Use	Some Risks or Side Effects* (This chart does not list all of the risks and side effects for each product.)
Sterilization Surgery for Women	Less than 1	Onetime procedure. Permanent.	Pain Bleeding Infection or other complications after surgery
Sterilization Implant for Women	Less than 1	Onetime procedure. Permanent.	Pain/ cramping Pelvic or back discomfort Vaginal bleeding
Sterilization Surgery for Men	Less than 1	Onetime procedure. Permanent.	Pain Bleeding Infection
IUD Copper	Less than 1	Inserted by a healthcare provider. Lasts up to 10 years.	Cramps Heavier, longer periods Spotting between periods
IUD with Progestin	Less than 1	Inserted by a healthcare provider. Lasts up to 3-5 years, depending on the type.	Irregular bleeding No periods (amenorrhea) Abdominal/pelvic pain
Implantable Rod	Less than 1	Inserted by a healthcare provider. Lasts up to 3 years.	Menstrual Changes Weight gain Acne Mood swings or depressed mood Headache
Shot/ Injection	6	Need a shot every 3 months.	Loss of bone density Irregular bleeding/ Bleeding between periods Headaches Nervousness Abdominal discomfort Weight gain Dizziness
Oral Contraceptives "The Pill" (Combined Pill)	9	Must swallow a pill every day.	Spotting/ bleeding between periods Nausea Breast tenderness Headache
Oral Contraceptives "The Pill" (Extended/ Continuous Use Combined Pill)	9	Must swallow a pill every day.	Spotting/ bleeding between periods Nausea Breast tenderness Headache
Oral Contraceptives "The Mini Pill" (Progestin Only)	9	Must swallow a pill at the same time every day.	Spotting/ bleeding between periods Nausea Breast tenderness Headache
Patch	9	Put on a new patch each week for 3 weeks (21 total days). Don't put on a patch during the fourth week.	Spotting or bleeding between menstrual periods Nausea Breast tenderness Skin irritation Stomach pain Headache
Vaginal Contraceptive Ring	9	Put the ring into the vagina yourself. Keep the ring in your vagina for 3 weeks and then take it out for one week.	Vaginal discharge, discomfort in the vagina, and mild irritation. Headache Nausea Mood changes Breast tenderness
Diaphragm with Spermicide	12	Must use every time you have sex.	Irritation Allergic reactions Urinary tract infection
Sponge with Spermicide	12-24	Must use every time you have sex.	Irritation
Cervical Cap with Spermicide	17-23	Must use every time you have sex.	Irritation Allergic reactions Abnormal Pap test
Male Condom	18	Must use every time you have sex. Provides protection against some STDs.	Irritation Allergic reactions
Female Condom	21	Must use every time you have sex. Provides protection against some STDs.	Discomfort or pain during insertion or sex. Burning sensation, rash or itching
Spermicide Alone	28	Must use every time you have sex.	Irritation Allergic reactions Urinary tract infection

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

*For more information on the chance of getting pregnant while using a method or on the risks of a specific product, please check the product label or Trussell, J. (2011). "Contraceptive failure in the United States." Contraception 83(5) 397-404

Although there are more than 250 CHC products currently available, including brands and generics, just 14 branded products make up approximately 40% of total market revenue. Our potential competitors include large, well-established pharmaceutical companies, and specialty pharmaceutical sales and marketing companies. The branded products with established market presence include Nuvaring®, marketed by Merck, and Annovera®, marketed by Therapeutics MD, the Loestrin® franchise, marketed by Allergan (formerly known as Actavis), consisting of three oral contraceptives, Minastrin® 24, LoLoestrin® and Taytulla®, and Beyaz®, Yaz®, Yasmin® and Natazia® marketed by Bayer. Xulane, a branded generic to Ortho Evra, generated $331.5 million in sales for Mylan in 2020. On February 26, 2021, Amneal Pharmaceuticals, Inc. announced that it had received approval by the FDA for Zafemy, a second generic version of Ortho Evra. Additionally, several generics manufacturers currently market and continue to introduce new generic contraceptives, including Sandoz, Glenmark, Lupin, Amneal, Mylan, Aurobindo, Xiromed, and Afaxys. Based on the market experience of other non-oral CHC dosage forms, including Evra and Nuvaring, we believe there is a continuing demand for an innovative transdermal contraceptive patch that can provide convenience in a low-dose transdermal format.

There are other contraceptive products recently approved or in development that may compete with Twirla and our other potential product candidates. Phexxi®, a prescription non-hormonal vaginal gel approved for use as an on-demand contraceptive, was developed by Evofem and launched in August of 2020. Nextstellis™, a combined oral contraceptive containing drosperinone and a new form of estrogen, estetrol (E4), was developed by Mithra Pharmaceuticals and is licensed to Mayne Pharmaceuticals for marketing in the U.S. and Australia. Mayne has indicated they will recruit a new women’s health team in the U.S. and expect to launch Nextstellis in the first half of 2021. The Population Council has a transdermal gel contraceptive and a vaginal ring contraceptive, both containing segesterone acetate (the same progestin contained in Annovera) and ethinyl estradiol in Phase 2 development. Bayer has an IUD containing both LNG and an NSAID (a non-steroidal anti-inflammatory), to reduce pain upon insertion in Phase 2. Bayer also signed a license agreement in January of 2020 with Dare Bioscience for U.S. commercial rights to Ovaprene, a hormone-free monthly contraceptive vaginal ring, which is in Phase 2 development. Allergan has a P-only patch for which they received a CRL from the FDA in 2013.

We are aware of only one other CHC transdermal patch, which is not approved in the U.S. Apleek was developed by Luye Pharma and Bayer, and it was approved in the United Kingdom in 2014. Luye acquired the global rights to Apleek from Bayer AG in August 2018. Apleek contains the active ingredients EE and gestodene, a third-generation progestin. There are no contraceptives containing gestodene approved in the U.S. We believe that if this product were to obtain FDA approval, the approved labeling is likely to contain the same language that products containing third generation progestins contain, which language states that these contraceptives have a two-fold increase in risk of VTE as compared with contraceptives containing second generation progestins.

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

Strategic Agreements

Agreement with Corium

In April 2020, we entered into a manufacturing and commercialization agreement with Corium, which we refer to as the Corium Agreement, and which replaced our previous development agreement. Pursuant to the Corium Agreement, Corium will manufacture and supply all of our product requirements for Twirla at certain specified rates. Under the terms of the Corium Agreement, Corium is to be the exclusive supplier of Twirla for ten years. The Corium Agreement includes a quarterly minimum purchase commitment and a fixed price per unit for two years depending on annual purchase volume.

The Corium Agreement terminates automatically after ten years, but may be terminated for any reason upon the written mutual agreement of both parties; provided, however, that the parties must confer in good faith regarding possible mutual termination. In the event of such termination, we may still effect purchase orders after the notice of termination is given and until the time any such termination becomes effective.

Agreement with Syneos Selling Solutions

In April 2020, we entered into a project agreement with inVentiv Commercial Services, LLC, or inVentiv, a Syneos Health Group Company, which we refer to as the Syneos Agreement, under our Master Services Agreement with inVentiv. Pursuant to the Syneos Agreement, inVentiv, through its affiliate Syneos Selling Solutions, will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services and training services with respect to Twirla to us in exchange for an up-front implementation fee and a fixed monthly fee.

The Syneos Agreement terminates automatically on the second anniversary of the date of the first activity undertaken by Syneos Selling Solutions to detail Twirla, referred to as the Deployment Date, unless earlier extended upon the mutual written agreement of both parties. We may terminate the Syneos Agreement for any reason upon timely notice after the first anniversary of the Deployment Date; provided, however, that if we terminate the Syneos Agreement prior to the eighteen month anniversary of the Deployment Date, we will be obligated to pay Syneos Selling Solutions a termination fee, the amount of which varies depending on the date of termination.

Pricing and Reimbursement

In the United States, decisions regarding the extent of coverage and the amount of reimbursement to be provided for pharmaceutical products are made on a payor-by-payor basis. The principal decisions about reimbursement for new medicines by the U.S. Government are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services. As a result, coverage determinations are often a time-consuming and costly process that requires companies to provide scientific and clinical support for the use of approved products to multiple stakeholders which may include Group Purchasing Organizations (GPO’s), Pharmacy Benefit Managers (PBM’s), individual payer health plans, as well as government payors and federal purchasers including CMS, the Veterans Administration, Department of Defense and state Medicaid managed and Fee For Service plans, with no assurance on the level of coverage or that adequate reimbursement will be obtained. Third-party payors are increasingly challenging the prices charged for pharmaceutical products.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws, enforcement policies or administrative determinations with respect to the importation of drugs into the United States from other countries where they may be sold at lower prices.

In the United States, third-party payors include federal health care programs, such as Medicare, Medicaid, TRICARE, and Veterans Health Administration programs; managed care providers, private health insurers and other organizations. Several of the U.S. federal health care programs require that drug manufacturers extend discounts or pay rebates to certain programs in order for their products to be covered and reimbursed. For example, the Medicaid Drug Rebate Program requires pharmaceutical manufacturers of covered outpatient drugs to enter into and have in effect a national rebate agreement with the federal government as a condition for coverage of the manufacturer’s covered outpatient drug(s) by state Medicaid programs. The amount of the rebate for each product is based on a statutory formula and may be subject to an additional discount if certain pricing increases more than inflation. State Medicaid programs and Medicaid managed care plans can seek additional “supplemental” rebates from manufacturers in connection with states’ establishment of preferred drug lists. A further requirement for Medicaid coverage is that the manufacturer enter into a Federal Supply Schedule, or FSS, agreement with the Secretary for Veterans Affairs to extend discounted pricing to the VA, DOD and other agencies.

Similarly, in order for a covered outpatient drug to receive federal reimbursement under the Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts on the covered outpatient drug to entities that are enrolled and participating in the 340B drug pricing program, which is a federal program that requires manufacturers to provide discounts to certain statutorily-defined safety-net providers. The 340B discount for each product is calculated based on certain Medicaid Drug Rebate Program metrics that manufacturers are required to report to CMS.

There has been recent negative publicity and increasing legislative and public scrutiny around pharmaceutical drug pricing in the U.S. Moreover, U.S. government authorities and third-party payors are increasingly attempting to limit or regulate drug prices and reimbursement. These dynamics may give rise to heightened attention and potential negative reactions to pricing decisions for Twirla and products for which we may receive regulatory approval in the future, possibly limiting our ability to generate revenue and attain profitability.

The United States government and other third-party payors are increasingly limiting both coverage and level of reimbursement for new drugs, in addition to questioning their safety,efficacy and clinical value. Consolidation among managed care entities has increased the negotiating power of these entities. Third-party payors increasingly use closed formularies, which might not include all of the approved products for a particular indication, to control costs by negotiating discounted prices in exchange for formulary inclusion. Third-party payors have traditionally used differential co-pays to attempt to drive patients to use either generic products or products for which they have a contract with the manufacturer. Typically, a third-party payor’s formulary is organized into between three and six tiers. Each tier is then associated with a set range of co-pay amounts or a percent of the drug costs, with products in the lower tiers having a lower co-pay.

Reimbursement for female contraceptive products was changed by the enactment of the the Patient Protection and Affordable Care Act (PPACA), which was signed into law on March 23, 2010 and further updated on March 30,2010 to become the Affordable Care Act (ACA). On January 20, 2012, U.S. Department of Health and Human Services announced a final rule on health insurance coverage that provided for no cost sharing for FDA-approved contraceptives and contraceptive services for women of reproductive age if prescribed by health care providers, as part of women's preventive health services guidelines adopted by the Health Resources and Services Administration (HRSA) for the ACA. The final rule applied to all new health insurance plans in all states beginning August 1, 2012.

In May 2015, several government agencies, including the U.S. Department of Health and Human Services, or HHS, the Department of Labor, or DOL, and the U.S. Department of Treasury, or Treasury, jointly issued a clarification in the form of an FAQ which clarified the requirements for coverage of contraceptives under the ACA. This clarifying guidance went into effect in January 2016. The FAQ states that plans and issuers must cover without cost-sharing at least one form of contraception in each of the 18 current methods that the FDA has identified for women in its current Birth Control Guide. The patch is identified as a specific method in the FDA Birth Control Guide, and therefore insurers must cover at least one patch product with no cost-sharing to the patient. Under the FAQ, health plans are allowed to utilize reasonable medical management techniques within a method to control costs, such as covering a generic at no cost but charging a copay for the equivalent brand. However, if using medical management techniques within a method, plans must have a transparent waiver process where, if a provider determines that a particular FDA-approved item, including contraception, is medically necessary for an individual, then the plan must cover that item without cost sharing. While the FAQ is clear that a waiver process is required, plans have implemented the requirement inconsistently on a national basis.

On January 20, 2017, the Trump administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, among others. The Biden administration revoked the Trump administration Executive Order on January 28, 2021. Congress also could consider subsequent legislation to repeal and replace elements of the ACA. Additionally, in October 2017, the Department of Health and Human Services, jointly with the Department of Labor and the Treasury, issued two interim final rules outlining exemption processes for employers not wanting to offer contraceptive coverage based on their religious beliefs or sincerely held moral convictions. In July 2020, the Supreme Court reversed lower court injunctions applicable to these rules, effectively permitting implementation. However, the Biden administration potentially may elect to exercise its authorities under ACA differently from the previous administration, and it is, therefore, difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business.

Before the ACA was passed, many states had enacted contraceptive equity laws that required plans to treat contraceptives in the same way they covered other services. In addition, since the ACA was passed, a number of states have enacted laws that basically codify in state legislation the ACA benefit rules (requiring all plans regulated by the state to cover, without cost-sharing, each of the 18 FDA-approved contraceptive methods and in some cases have gone further and required coverage of all FDA approved contraceptives). Federal law applies to all plans while state law applies to only individual plans and fully-insured group plans. Currently, 30 states and the District of Columbia require insurance plans to cover contraceptives, with a wide range of coverage and cost-sharing requirements, and exemptions among these mandates. We continue to monitor healthcare reform efforts and agency implementation as well as state contraceptive legislation.

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

FDA Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. FDA has also issued many guidance documents which outline its interpretation of its governing laws and regulations. Over the last year, the number of guidance documents has increased, as FDA issued a number of guidances, which are continually evolving, to assist companies navigating the COVID-19 pandemic. The process of obtaining regulatory approvals and subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold or termination, issuance of Warning, Untitled, or Cyber Letters, requests for product recalls, product seizures or detention, total or partial suspension or restriction of production, marketing or distribution, injunctions, fines, debarment, refusal to allow the import or export of product, adverse publicity, modification of promotional materials or labeling, refusals of government contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, imprisonment, consent decrees and corporate integrity agreements, or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations;

●Submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may begin;
●Approval by an independent Institutional Review Board, or IRB, for each clinical site before each trial may be initiated;
●Performance of human clinical trials, including adequate and well-controlled clinical trials, in accordance with Current Good Clinical Practices, or cGCPs to establish the safety and efficacy of the proposed drug product for each indication;
●Submission to the FDA of an NDA;
●Satisfactory completion of an FDA advisory committee review, if applicable;
●Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with FDA requirements for product manufacturing and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, as well as the potential for completion of an FDA inspection of selected clinical sites to determine cGCP compliance; and
●FDA review and approval of the NDA.

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

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to subjects. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of trial subjects, potential trial subjects, and the continuing validity and scientific merit of the clinical trial. We may also suspend or terminate a clinical trial based on evolving business objectives or competitive climate.

U.S. Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. These user fees must be filed at the time of the first submission of the application, even if the application is being submitted on a rolling basis. A user fee for the Twirla contraceptive patch was submitted with the original NDA. Application resubmissions by the same applicant do not require a new application fee. Under the PDUFA guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review of an application. The FDA’s standard review goal is to act on 90% of all Non-New Molecular Entity applications within ten months of FDA receipt of the application. These time periods may be extended by the FDA should an applicant submit new information to the agency during the course of the FDA’s review of the marketing application. The time period is also only a goal and may not be met by the FDA.

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

Once the submission is accepted for filing, the FDA begins an in-depth substantive review to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held, as well as the manufacturing processes and controls, meet standards designed to ensure the product’s continued safety, quality and purity.

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

Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with the FDA’s requirements for product manufacturing and adequate to assure consistent production of the product within required specifications by the manufacturer and all of its subcontractors and contract manufacturers. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with cGCP. Also, as part of its regulatory review, the FDA verifies the data contained in the NDA.

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

Even if an applicant resubmits with the required additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product candidate, it may limit the approved indications for use of the product candidate and require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning. The FDA also may not approve the inclusion of labeling claims necessary for successful marketing. Moreover, the FDA may require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess certain aspects of a drug’s safety and efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms. For example, the FDA may require a risk evaluation and mitigation strategy, or REMS, as a condition of approval or following approval to mitigate any identified or suspected serious risks and ensure safe use of the drug. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. A REMS could materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements, submission of a supplemental application, and FDA review and approval. Further, should new safety information arise, additional testing, product labeling or FDA notification may be required.

Hatch-Waxman Act

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of an approved drug product through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA. In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codifies FDA’s existing practices into the FDCA.

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

If the ANDA or 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must send notice of the Paragraph IV certification to the NDA and patent holders within a specified timeframe. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. If the Paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the Paragraph IV certification, the FDA may not make an approval effective until the earlier of 30 months from the receipt of the notice of the Paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a Paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation.

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

The Hatch-Waxman Act also provides three years of marketing exclusivity to the holder of an NDA (including a 505(b)(2) NDA) for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. This three-year exclusivity period protects against the FDA making an ANDA and 505(b)(2) NDA approval effective for the condition of the new drug’s approval. As a general matter, the three-year exclusivity does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

Our NDA for Twirla was submitted under Section 505(b)(2), and we expect that some of our other drug candidates will utilize the Section 505(b)(2) regulatory pathway. Even though several of our drug products utilize active drug ingredients that are commercially marketed in the United States in other dosage forms, we need to establish the safety and efficacy of those active ingredients in the formulation and dosage forms that we are developing. All approved products, both innovator and generic, are listed in the FDA’s Orange Book.

Recently, Congress, the Trump administration, and administrative agencies took certain measures to increase drug competition and thus, decrease drug prices. By example, in 2019, the FDA introduced a proposed rule and in 2020 the FDA finalized guidance to facilitate drug importation. Congress also passed a bill requiring sponsors of NDA approved products to provide sufficient quantities of drug product on commercially reasonable market based terms to entities developing generic and similar drug products. This bill also included provisions on shared and individual REMS for generic drug products.

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

U.S. Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to manufacturing recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, reporting of adverse experiences with the product and drug shortages, and compliance with any post-approval requirements imposed as a condition of approval, such as Phase 4 clinical trials, REMS and surveillance to assess safety and efficacy after commercialization. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There are also continuing, annual prescription drug program user fee requirements for any approved products. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and list drugs manufactured at their facilities with the FDA. Recently, the information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES, Act to include the volume of drugs produced during the prior year.

Drug sponsors and manufacturers are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with FDA and state requirements for product manufacturing and other requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented, or FDA notification. FDA regulations also require investigation and correction of any deviations from FDA requirements for product manufacturing and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain FDA requirements for product manufacturing compliance.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●Restrictions on the marketing, distribution or manufacturing of the product, complete withdrawal of the product from the market or requests for product recalls;
●Fines, or Untitled, Cyber or Warning Letters or holds on or termination of post-approval clinical trials;
●Refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
●Product seizure or detention, or refusal to permit the import or export of products;
●Injunctions or the imposition of civil or criminal penalties including disgorgement, restitution, fines and imprisonment;

●Consent decrees, corporate integrity agreements or exclusion from federal healthcare programs;
●Debarment;
●Mandated modification of promotional materials and labeling and the issuance of corrective information; or
●The FDA or other regulatory authorities may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies and third parties engaged on their behalf to promote their drug products are prohibited from marketing or promoting their drug products for uses outside the approved label, a practice known as off-label promotion. The FDA and other agencies enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, debarment and refusal of government contracts.

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

FDA’s requirements with respect to drug manufacturing, marketing and distribution are continually evolving. FDA and Congress may pass new laws, regulations, and policies, as was done in March 2020 with the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The CARES Act included various provisions regarding FDA drug shortage reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. This and any future changes in law may require that we change our internal processes and procedures to ensure continued compliance.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been interpreted broadly to include anything of value. Additionally, the intent standard under the

Anti-Kickback Statute and criminal healthcare fraud statutes was also amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. On December 2, 2020, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rule, OIG removed safe harbor protections under the Anti-Kickback Statute for rebates paid from drug manufacturers to Medicare Part D prescription drug plan sponsors or their pharmacy benefit managers and added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Implementation of the this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Claims may be pursued by whistleblowers through qui tam actions, even if the government declines to intervene. Intent to deceive is not necessary to establish civil liability, which may be predicated on reckless disregard for the truth. The federal government continues to use the False Claims Act, and the accompanying threat of significant liability, in investigations against pharmaceutical and health care companies. These investigations have involved, for example, allegations of providing free product to customers with the expectation that the customers would bill federal programs for the free product, as well as the promotion of products for unapproved uses and reporting false pricing information. Potential liability under the federal False Claims Act includes treble damages and significant per claim penalties. The False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper promotion of off-label uses not expressly approved by the FDA in a drug’s label, and allegations as to misrepresentations with respect to the services rendered. The criminal federal False Claims Act imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false fictitious or fraudulent. Additionally, the civil monetary penalties statute, which, among other things, imposes fines against any person who is determined to have presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent.

The Affordable Care Act authorized the imposition of civil monetary penalties on manufactures participating in the 340B program for failure to charge the statutory ceiling price, and required HHS to promulgate regulations establishing the standards for implementing this Civil Monetary Penalty, or CMP, authority. CMS’ final CMP rule went into effect January 1, 2019.

The Affordable Care Act included a provision requiring certain providers and suppliers of items and services to Federal Health Care Programs to report and return overpayments within sixty days after they are “identified” (the “Overpayment Statute”). The law prohibits a recipient of a payment from the government from keeping an overpayment when the government mistakenly pays more than the amount to which the recipient is entitled even if the overpayment is not caused by any conduct of the recipient. In 2014 and 2016, the CMS released regulatory guidance (in the form of final rules) to Medicare providers, suppliers and managed care and prescription drug plans regarding how to comply with the

Overpayment Statute. Although these Medicare providers, suppliers and plans have faced federal False Claims Act liability since 2010 for failures to comply with the Overpayment Statute, these final rules interpreting the Overpayment Statute provide guidance regarding how to comply with applicable obligations, and guidance to government regulators and enforcement authorities regarding monitoring and prosecuting suspected violations. These final rules are not directly applicable to manufacturers, except if a manufacturer is a direct recipient of payment by an agency such as a research grant but may impact their customers and potential customers who are Medicare providers, suppliers, and plans.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information, known as protected health information. Among other things, HITECH makes security standards and certain privacy standards directly applicable to business associates, defined as persons or organizations of covered entities, other than members of the covered entity’s workforce, that create, receive, maintain or transmit protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws, such as the California Consumer Privacy Act, may regulate the privacy and security of information that we maintain, many of which may differ from each other in significant ways and may not be preempted by HIPAA. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Other federal and state laws may govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For instance, the California Consumer Privacy Act may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts. Other states, such as Virginia, also are enacting state specific privacy laws.

Additionally, federal physician payment transparency laws, including the federal Physician Payment Sunshine Act created under Section 6002 of the ACA and its implementing regulations, require that manufacturers of drugs for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, report annually to the government information related to payments or other “transfers of value” made or distributed to or at the request of covered recipients, such as, but not limited to, physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, and certified registered nurse anesthetists and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family.Manufacturers must submit reports by the 90th day of each calendar year. Disclosure of such information is made on a publicly available website.

There are also an increasing number of analogous state laws that regulate price increases, require manufacturers to file reports with states on pricing and marketing information, and to track and report gifts, compensation, other remuneration and items of value provided to healthcare professionals and healthcare entities. Many of these laws contain ambiguities as to what is required in order to comply with such laws. For example, several states have enacted legislation requiring pharmaceutical companies to, among other things, establish and implement commercial compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, or register their sales representatives. Certain state laws also regulate manufacturers’ use of prescriber-identifiable data. These laws may affect our future sales, marketing and other promotional activities by imposing administrative and compliance burdens. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions once we commercialize could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products, including pharmaceuticals. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Certain third-party payors routinely impose additional requirements before approving reimbursement of a prescription, including prior authorization and the requirement to try another therapy first. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our potential product candidates may not be considered medically necessary or cost-effective.

Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development for a product candidate. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our potential product candidates, exclusion of our potential product candidates from coverage or the requirement for payment of increased manufacturer rebates on units dispensed. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our potential product candidates in whole or in part.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the former Trump Administration issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

In addition, in August 2011, President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, as amended, will stay in effect through 2030. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for our potential product candidates if they are approved.

On January 20, 2017, the then-new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices among others. Additionally, in October 2017, the Department of Health and Human Services, jointly with the Department of Labor and the Treasury, issued two interim rules outlining exemption processes for employers not wanting to offer contraceptive coverage based on their religious beliefs or sincerely held moral convictions. In July 2020, the Supreme Court reversed lower court injunctions preventing implementation of these rules. Congress also could consider subsequent legislation to repeal and replace elements of the ACA that are repealed. Therefore, it is difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business.

Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. The FDA also released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $13.5 million, $9.9 million, and $9.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. In 2021, we expect to continue to incur research and development expenses as we evaluate the advancement of our existing pipeline and its possible expansion.

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

The patent positions of pharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and the patent’s scope can be modified after issuance. Consequently, we do not know whether any of our potential product candidates will remain protected by enforceable and valid patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

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

Eight U.S. patents, issuing from two patent families, have been or are being submitted to the FDA for listing in the Orange Book upon approval of Twirla. These patents include claims directed to transdermal delivery systems having an active adhesive matrix and claims directed to methods of controlling fertility by applying such transdermal delivery systems, and in all cases including a skin permeation enhancer. One of our eight issued U.S. patents expired November 22, 2020. Four will expire March 14, 2021. Two will expire July 10, 2028. The eighth will expire August 26, 2028.

U.S. Patent No. 7,045,145 is directed to the adhesive matrix of the transdermal delivery system used in Twirla and expires in March 2021; product-by-process claims cover patches manufactured by drying wet formulations of the active adhesive matrix. U.S. Patent No. 7,384,650, U.S. Patent No. 8,221,784, and U.S. Patent No. 8,221,785 are all directed to the dry final product formulation of the transdermal delivery system used in Twirla and expire in March 2021. U.S. Patent No. 8,221,784 covers both Twirla and AG890. Foreign counterparts to these patents have been granted in China, Hong Kong, India, Israel, and Mexico. U.S. Patent No. 8,883,196 is directed to a method of controlling fertility by applying Twirla or AG890 once each week for three weeks followed by a one-week rest interval, or in an extended regimen without a rest interval for a selected number of weeks and expired November 22, 2020.

U.S. Patent Nos. 8,246,978, 8,747,888, and 9,050,348 are directed to structural features of the transdermal delivery system used in Twirla and AG890 patch design for transdermal delivery of hormones or of other drugs. As such, these patents protect a platform technology for delivery of LNG, EE, other hormones, and other drugs. These patents expire in July and August 2028. Foreign counterparts have been granted in Australia, Brazil, Canada, Eurasia, Switzerland, Germany, Spain, France, United Kingdom, Hong Kong, Ireland, India, Italy, Japan, Netherlands, New Zealand and Japan.

U.S. Patent Nos. 9,198,876, 9,192,614, 9,198,919 and 9,198,920 and related patents and patent applications are directed to various novel dosing regimens, each of which employs transdermal delivery of contraceptive doses of EE and LNG during a “treatment interval” and transdermal delivery of low dose EE and low dose LNG during a “withdrawal interval”. Foreign counterparts are granted in Europe and Canada. We expect these patents will be relevant to two of the products in our pipeline, AG200-SP and AG200-ER, as well as other new potential regimens. These patents expire in October 2029

U.S. Patent No. 9,364,487 is directed to a composition and device for transdermal delivery of LNG for P-only therapy. The composition contains an anti-oxidant to protect the progestin against oxidative degradation caused by other components of the composition. Foreign counterparts are pending or granted in Canada, Europe, Hong Kong, India, Japan and Mexico. We expect this patent to be relevant to at least one product in our pipeline, AG890. These patents expire in November 2032.

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

Employees

As of December 31, 2020, we had 28 full time employees, including nine in research and development and nineteen in selling, general and administrative roles. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

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

Since the aggregate market value of our voting stock held by non-affiliates was less than $250 million on June 30, 2020, we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. As a “smaller reporting company” with less than $100 million in annual revenues we are a non-accelerated filer under the rules of the SEC, and an auditor attestation report over Internal Controls over Financial Reporting does not need to be included in the 2020 Form 10-K.

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

Twirla is the first and only product that we are commercializing. The rest of our pipeline of potential product candidates are in earlier stages of clinical development and will require additional clinical studies and product development and funding in order to advance towards commercialization, which could take considerable time. Our ability to generate revenues and become profitable will depend in large part on the commercial success of Twirla. Potential prescribers of Twirla include physicians, nurse practitioners, or NPs, physician’s assistants, or PAs, and pharmacists. Registered Pharmacists are authorized to prescribe contraceptives in some states, and other states have pending legislation that would allow pharmacists to prescribe contraceptives. If Twirla does not gain an adequate level of acceptance among prescribers, patients and third party payors, we may not generate significant product revenues or become profitable. Market acceptance of Twirla by prescribers, patients and third-party payors will depend on a number of factors, some of which are beyond our control, including:

●	Availability of adequate coverage or reimbursement of Twirla by third parties, such as insurance companies and other payors, and by government healthcare programs, including Medicare, Medicaid and state health insurance exchanges;
●	Efficacy, safety and other potential advantages of Twirla in relation to alternative treatments;
●	Relative convenience and ease of administration of Twirla;
●	Prevalence and severity of adverse events associated with Twirla;
●	Cost of Twirla in relation to alternative treatments, including generic products;
●	Extent and strength of our third-party manufacturer and supplier support and ability to meet our market demand;
●	Extent and strength of our marketing and distribution support;
●	Limitations, warnings, or contraindications contained in Twirla’s FDA approved labeling, including safety warnings and precautions, contraindications and limitations on the use of Twirla for women based on BMI. By example, Twirla’s label includes the class-wide boxed warning, contraindications, and warnings and precautions applicable to all combined hormonal contraceptives, or CHCs. Twirla also includes a boxed warning that Twirla is contraindicated in women with a BMI ≥ 30 kg/m2, and that compared to women with a lower BMI, women with a BMI ≥ 30 kg/m2 had reduced effectiveness and may have a higher risk for venous thromboembolic events. Twirla’s label also contains a limitation of use to consider Twirla’s reduced effectiveness in women with a BMI of ≥25 to ≤30 kg/m2 before prescribing.

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

Risks related to the contraceptive market landscape include:

●	The prescription contraceptive market could experience a decrease in growth or negative growth if fewer women choose to use hormonal contraception;
●	Price pressures from third party payors, including managed care organizations and government-sponsored health systems, could limit our revenue;
●	The proportion of the contraceptive market comprised of generic products could continue to increase, making the introduction of a branded contraceptive difficult and expensive;
●	The perceived safety of hormonal contraceptives could be negatively affected by media reports of adverse effects and advertisements for mass tort lawsuits due to adverse effects;
●	Competition in the contraceptive market could increase, with the introduction of new contraceptives, including the potential of a new generic or branded competitive contraceptive patch;
●	Competition from generic contraceptive products could increase as additional generic contraceptives receive FDA approval;
●	Healthcare reform activities, including, without limitation, the repeal, reform or replacement of the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 or, collectively, the Affordable Care Act, or ACA, and its effects on pharmaceutical coverage, reimbursement and pricing, could limit our revenue;
●	Access to the prescriber universe, particularly obstetrics and gynecology physicians, could be limited, decreasing our ability to promote Twirla efficiently; and
●	Our ability to access pharmacists in states where they are authorized by law to prescribe contraceptives could be limited, decreasing our ability to promote Twirla.

The degree of acceptance and uptake of Twirla by prescribers, patients and third-party payors will depend upon a number of factors, including:

●	The level of contraceptive effectiveness of Twirla demonstrated in our clinical trials;
●	The incidence and severity of adverse effects associated with Twirla;
●	Limitations, warnings, or contraindications contained in Twirla’s FDA approved labeling, including safety warnings and precautions, contraindications, and limitations on the use of Twirla for women based on BMI;
●	Acceptability to patients of the appearance and feel of Twirla;
●	Willingness of prescribers to prescribe a contraceptive patch based on the labeling and prior experience with the generic contraceptive patch already on the market;
●	Willingness of prescribers to prescribe a contraceptive patch in light of safety issues and restrictive labeling of the generic contraceptive patch already on the market;
●	The cost of Twirla to the patient, as compared to other contraceptive products and methods;

●	Our ability to obtain and maintain sufficient third-party coverage or reimbursement for Twirla from private health insurers, government healthcare programs (including Medicare, Medicaid and 340B Clinics) and other third-party payors; and
●	The effectiveness of our or any future collaborators’ sales and marketing strategies.

In addition, we may face additional generic or other drug product competition sooner than we anticipate for Twirla or our potential product candidates, which would potentially limit their commercial success. For example, on February 26, 2021, Amneal Pharmaceuticals, Inc. announced that it had received approval by the FDA for Zafemy, a generic version of Ortho Evra, a combined contraceptive patch previously marketed by Johnson & Johnson. Zafemy represents the second generic version of Orth Evra after Xulan, which is marketed by Mylan. Because Zafemy was just approved, it is not possible to predict what the effect of its commercial availability will be on our efforst to market Twirla. Upon approval by the FDA, we received three years of FDA marketing exclusivity for Twirla. The FDCA provides a period of three years of marketing exclusivity for an NDA, Section 505(b)(2) NDA or supplement to an existing NDA for a drug product that contains a previously approved active moiety, if new clinical investigations, other than bioavailability or bioequivalence studies, were conducted or sponsored by the applicant and are determined by the FDA to be essential to the approval of the application. This three-year marketing exclusivity, however, does not protect drug products from all competition. For instance, it does not protect against the approval of a full NDA. It also would only protect against the approval of a product that contains the same conditions of approval as Twirla. Therefore, the three-year exclusivity for Twirla may not adequately protect us from competition. Competition that Twirla and our potential product candidates may face from generic or similar versions of the same or similar products could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in Twirla or our potential product candidates.

If Twirla does not achieve an adequate level of acceptance by prescribers, third-party payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate prescribers, patients and third-party payors on the benefits of Twirla may require significant resources and may never be successful. Even if we are able to demonstrate and maintain a competitive advantage over our competitors and become profitable, if the market for hormonal contraceptives fails to achieve expected future growth or decreases, we may not be able to generate sufficient revenue or sustain profitability. Our ability to generate sufficient revenue from Twirla will also be dependent on our ability to support the commercial demand for Twirla and we cannot assure that we and Corium will be able to manufacture sufficient quantities of Twirla in order to meet commercial demand.

It will be difficult for us to profitably sell Twirla if third-party coverage and reimbursement for such product is limited, and reimbursement and healthcare containment initiatives and treatment guidelines may constrain our future revenues.

Market acceptance and sales of Twirla will depend on coverage and reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for approved medications. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, including branded innovator products. We cannot be sure that coverage or reimbursement will be available for Twirla and, if coverage is available, we cannot be sure of the level of reimbursement. Even when a payor determines that a product is eligible for reimbursement, the payor may set a reimbursement rate that is too low to support a profitable sales price for the product. Subsequent approvals of competitive products could result in a detrimental change to the reimbursement of our products. Reimbursement may impact the demand for, or the price of, Twirla. Numerous generic products may be available at lower prices than branded therapy products, such as Twirla, which may also reduce the likelihood and level of reimbursement for Twirla. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize Twirla, which could adversely impact our business, financial condition, results of operations and prospects and the value of our common stock. Increasingly, third party-payors attempt to contain healthcare costs in ways that are likely to impact our development of products, including:

●	Failing to approve or challenging the prices charged for healthcare products;
●	Introducing reimportation schemes from lower-priced jurisdictions;
●	Limiting both coverage and the amount of reimbursement for new therapeutic products; for example, Express Scripts has excluded most branded and all newly approved hormonal contraceptive products, including Twirla, from its national preferred formulary;
●	Denying or limiting coverage for products that are approved by the regulatory agencies but are considered to be experimental or investigational by third party-payors; and
●	Refusing to provide coverage when an approved product is used for off-label indications.

If we are unable to develop effective marketing and sales capabilities for Twirla or maintain our agreements with third parties to market and sell Twirla, we may be unable to generate product revenues.

At present, we have a limited number of marketing personnel and rely on a contract sales organization in the United States. In April 2020, we entered into an agreement with inVentiv Commercial Services, a Syneos Health group company, which we refer to as Syneos Selling Solutions, to provide a contract sales force and related sales services for Twirla. In the third quarter of 2020, we hired and trained an initial sales team of 73 persons and they have commenced detailing Twirla to health care providers through both live and virtual meetings. At the time of the commercial launch of Twirla, our sales and marketing team have worked together for only a limited period of time. We cannot guarantee that we will be successful in marketing Twirla in the United States.

We may not be able to continue to develop our own marketing capabilities or a contract sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize Twirla in the United States include:

●	Our or our contractor’s inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	The inability of sales personnel to obtain access to or persuade adequate numbers of prescribers to prescribe Twirla;
●	The lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	The costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
●	Liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements; and
●	Unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.

If we are not successful in retaining sales and marketing personnel or in continuing to build and maintain a sales and marketing infrastructure, or if we do not successfully enter into appropriate collaboration arrangements, we could have difficulty commercializing Twirla, which could adversely affect our business, operating results and financial condition.

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

We have relied on a number of external sources, as well as market research funded by us and internal analyses and calculations, to estimate the potential market opportunity for Twirla in the United States. We have not independently verified the externally sourced information used to develop the estimates for the potential market for Twirla, and their accuracy and completeness cannot be assured. Similarly, our internal analyses and calculations are based upon analysis of the current and expected future U.S. contraceptive market and management’s understanding and assessment of numerous inputs and market conditions, including, but not limited to, the addressable market segment for CHCs and the reimbursement status of contraceptives under the federal Affordable Care Act and similar state laws. These understandings and assessments necessarily require assumptions subject to significant judgment and may prove to be inaccurate. As a result, our estimates of the size of the potential market for Twirla could prove to be overstated, perhaps materially.

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

The proportion of the U.S. market that is made up of generic products has been increasing over time. For example, in 2005, generic contraceptive products held 49% of prescription volume and 36% of sales and, by 2019, those values had risen to 88% and 43%, respectively. Recently, Congress and the FDA have taken steps to increase generic competition in the market. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications including branded innovator products. If this trend continues, it may be more difficult to commercialize Twirla as a branded contraceptive at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to commercialize Twirla in order to overcome the trend towards generics and to gain access to reimbursement by payors. If we are unable to introduce Twirla at a price that is commensurate with that of current branded contraceptive products, or we are unable to gain reimbursement from payors for Twirla, or if patients are unwilling to pay any price differential between Twirla and a generic contraceptive, our revenues will be limited. For example, in light of the introduction of the branded generic version of the Ortho Evra product by Mylan Inc. in April 2014, and the subsequent discontinuation of distribution of Ortho Evra in October 2014 by Janssen we may have to take additional measures in order to be competitive and gain market share. We may increase the rebates available to commercial payors or we may provide incentives to consumers covered by non-governmental payors, such as coupons or rebates, in order to make up for the difference in the co-payment for Twirla and the generic patch product.

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

The Ortho Evra® contraceptive patch, or Evra, was introduced in early 2002 and was the first FDA-approved contraceptive patch. The following is a brief history of the Evra market experience:

●	Evra had rapid uptake in the contraceptive market, achieving a 10% share of the CHC market by September 2003. The initial approved labeling for Evra indicated that it delivered a daily EE dose of 20 micrograms.
●	Following the approval of Evra, the manufacturer of Evra and the FDA began receiving reports of thrombotic and thromboembolic events.
●	A pharmacokinetic study was conducted in 2005 and later published in the Journal of Clinical Pharmacology comparing Evra to an oral contraceptive, which demonstrated that Evra was delivering higher serum concentrations of EE compared to an oral contraceptive with an EE dose of 35 micrograms. A pharmacokinetic study evaluates how the body handles a given drug over time; these studies are conducted by measuring the amount of time it takes for the drug to be absorbed, distributed and eliminated throughout the body.
●	Johnson & Johnson, the manufacturer of Evra, revised the Evra labeling in November 2005 to include information that EE exposure with Evra is 60% higher than that of an oral contraceptive containing EE of 35 micrograms, based on area under the curve, a commonly-used metric for measuring EE exposure in contraceptives. This information was ultimately included in a unique boxed warning and bolded warning in the Evra labeling.
●	The FDA held a Joint Meeting of the Advisory Committees for Reproductive Health Drugs and Drug Safety and Risk Management on December 9, 2011. The Committees concluded that users of Evra have an increased risk of venous thromboembolism, or VTE compared to users of second-generation contraceptives, such as those containing LNG. The Committees, through a vote, concluded that the benefits of Evra outweighed the risks, but that the current package insert did not adequately reflect the risk/benefit profile.
●	A subsequent change to the labeling for Evra was implemented in August 2012.
●	The Evra market share declined rapidly following the labeling changes, from a peak share of 11% in 2005, to 4% by the end of 2006, to 1.4% by the end of 2013.
●	In April 2014, the Evra label was revised to provide revised dosage form and strength information. However, this revision did not affect the unique boxed warning and bolded warning in the Evra label.
●	The approval of a generic equivalent to Evra, Xulane was announced by Mylan Inc. in April 2014. Subsequently, in October 2014, Janssen discontinued distribution of Evra and currently over 99% of patch prescriptions are filled with the generic.

We have conducted pharmacokinetic studies of Twirla to demonstrate that it delivers a daily EE dose of approximately 30 micrograms, which is less than that delivered by Xulane, according to its FDA approved label. However, because none of our completed Phase 3 clinical trials studied Twirla in a head-to-head comparison with Xulane, we will not be able to make comparative claims regarding the EE exposure, safety, or efficacy of Twirla as compared to Xulane without conducting a supportive head-to-head post-marketing study. As a result, uptake and usage of Twirla and our related revenues could ultimately be limited.

Twirla could develop unexpected safety, efficacy or quality concerns, which would likely have a material adverse effect on us.

Twirla was approved in the U.S. based on the SECURE clinical trial, in which patients were enrolled for 13 cycles of treatment. Twirla will now be used by larger numbers of patients, potentially for longer periods of time, and we and others (including regulatory agencies and private payors) will endeavor to collect extensive information on the efficacy and safety of Twirla by monitoring its use in the marketplace. In addition, we will endeavor to conduct a long-term post marketing safety study required by the FDA to compare the risks for venous thromboembolism (VTE) and arterial thromboembolism (ATE) in new users of Twirla to new users of oral CHCs and new users of Xulane in U.S. women of reproductive age. Further, we may conduct additional trials in connection with lifecycle management programs for Twirla. New safety or efficacy data from both market surveillance and our post-marketing clinical trials may result in negative consequences including:

●	Modification to product labeling or promotional statements, such as additional boxed or other warnings contraindications, or limitations, or the issuance of “Dear Doctor Letters” or similar communications to healthcare professionals or the public regarding safety or efficacy concerns;
●	Imposition of additional post-marketing clinical trial requirements, distribution restrictions or other risk management measures, such as a risk evaluation and mitigation strategy, REMS, which could include elements to assure safe use;
●	Suspension or withdrawal of regulatory approval;
●	Suspensions or termination of ongoing clinical trials or refusal by regulators to approve pending marketing applications or supplements to approved applications;
●	Suspension of, or imposition of restrictions on, our operations, including costly new manufacturing requirements with respect to Twirla;
●	Costly and time-consuming corrective actions; and
●	Voluntary or mandatory product recalls or withdrawals from the market and costly product liability claims.

Furthermore, the discovery of significant problems with a product similar to Twirla that implicate (or are perceived to implicate) the entire class of products could have an adverse impact on our ability to commercialize Twirla. Any of these circumstances could reduce Twirla’s market acceptance and could inhibit or delay our ability to commercialize Twirla or gain and/or sustain market share, any of which could adversely affect sales of Twirla.

We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive. We have significant competition with contraceptive products already in the marketplace, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Any new product that competes with a previously approved product may need to demonstrate compelling advantages in efficacy, convenience, tolerability or safety to be commercially successful. In addition, new products developed by others could emerge as competitors to Twirla. If we are not able to compete effectively against our current and future competitors, our business may not grow, and our financial condition and operations may suffer.

Our potential competitors include, but are not limited to, large, well-established pharmaceutical companies, and specialty pharmaceutical sales and marketing companies. These companies include Organon & CO., a new company created by Merck & Co., Inc., or Merck, which markets Nuvaring®, TherapeuticsMD, Inc., or TherapeuticsMD, which has licensed and markets Annovera®, a recently approved contraceptive ring, Allergan, Inc., or Allergan, which markets several branded and generic contraceptives including Minastrin® 24, LoLoestrin®, and Taytulla®, Bayer AG, or Bayer, which markets Beyaz®, Yaz®, Yasmin®, and Natazia®, and Mylan N.V., which markets Xulane®, a generic version of Ortho Evra. On February 26, 2021, Amneal Pharmaceuticals, Inc. announced that it had received approval by the FDA for Zafemy, a second generic version of Ortho Evra. Additionally, several generic manufacturers currently market and continue to introduce new generic contraceptives, including Sandoz International GmbH, Glenmark Pharmaceuticals Ltd., Lupin Pharmaceuticals, Inc., and Amneal Pharmaceuticals, Inc.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies or new drug products. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in

2010, the ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Of particular relevance to our business is the ACA requirement that all health plans, with limited exceptions, cover certain preventive services for women with no cost-sharing, which means no deductible, no co-insurance and no co-payments by the patient. Contraceptive methods and counseling, including all FDA-approved contraceptive methods as prescribed, are included in the ACA mandate, and this has come to be known as the “contraceptive mandate.” Under the ACA, payors are only required to cover one favored product within each contraceptive “method” without imposing any cost-sharing obligations on the patient. For example, the introduction of a generic contraceptive patch product with a price that will likely be lower than the price of Twirla makes it less clear that Twirla would have a preferred position, such as coverage without a co-insurance payment, under the ACA contraceptive mandate. Other products within the same method may also be covered, but payors are allowed to use reasonable medical management techniques, such as the application of cost-sharing obligations. An amendment was issued that provided an exemption to the contraceptive mandate for group health plans established or maintained by religious employers. However, the contraceptive mandate has remained controversial, with several legal challenges filed around the country. In June 2014, the U.S. Supreme Court ruled that owners of certain private companies can object to the contraceptive mandate on religious grounds and in November 2015, the Court agreed to hear arguments from non-profit organizations requesting similar treatment. In October 2017, the U.S. Department of Health and Human Services announced it will seek to issue regulations that will allow all companies to qualify for the exemption from the contraceptive mandate on the basis of religious and moral grounds. While there is an injunction against the administration prohibiting it from implementing these rules, the ultimate outcome of that litigation, which is currently in front of the Supreme Court, cannot be predicted. The ACA appears likely to continue to apply pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Further, on January 20, 2017, the Trump administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, among others; this Executive Order was overturned by President Biden on January 28, 2021. There are several proposals to reform the federal healthcare laws being advocated and it is still unclear whether such reform efforts will succeed and if so, which proposals will ultimately be successful. Further, the Biden administration may choose to change or reverse regulatory decisions made by the previous administration. Therefore, it is difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction in funding to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these cuts have been suspended from May 1, 2020 through March 31, 2021. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of Twirla and our potential product candidates and reduce our profitability.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the former Trump Administration issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

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

Other measures have also been taken by Congress, the previous administration, and administrative agencies to increase drug competition and thus, decrease drug prices. By example, the Medicare Modernization Act contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the Medicare Modernization Act provides that these changes to U.S. importation laws will not take effect unless and until the Secretary of HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, several industry groups have filed federal lawsuits challenging multiple aspects of the final rule, and authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code (NDC) for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent certification from the Secretary of HHS from taking effect and challenging multiple aspects of the final rule. This litigation has not progressed. If implemented, drug importation may materially and adversely affect the price we receive for any of our products or future product candidates. The market implications of these rules and guidance are unknown at this time. Additionally, a law was enacted in 2019 requiring sponsors of NDA approved products to provide sufficient quantities of drug product on commercially reasonable market based terms to entities developing generic and similar drug products. New legislative and regulatory efforts could ultimately have an adverse impact on our business and results of operation.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our ability to successfully market Twirla will depend in part on the level of coverage and reimbursement that government authorities, private health insurers and other organizations provide for Twirla and contraceptives in general. Countries in which Twirla is sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price increases. In certain countries, including the United States, government-funded and private medical care plans can exert significant indirect pressure on prices. We may not be able to sell Twirla profitably if adequate prices are not approved or coverage and reimbursement are unavailable or limited in scope. Increasingly, third party payors attempt to contain healthcare costs in ways that are likely to impact our development of products including:

●	Failing to approve or challenging the prices charged for healthcare products;
●	Introducing reimportation schemes from lower-priced jurisdictions;
●	Limiting both coverage and the amount of reimbursement for new therapeutic products;
●	Denying or limiting coverage for products that are approved by the regulatory agencies but are considered to be experimental or investigational by third party payors; and
●	Refusing to provide coverage when an approved product is used for off-label indications.

Risks Related to Our Financial Position and Need for Capital

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. Management has concluded that these factors raise substantial doubt about our ability to continue as a going concern.

We have incurred losses in each year since our inception in December 1997. Our net loss was $51.9 million, $18.6 million and $19.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of approximately $312.2 million. Based on our current business plan and on-going commercialization of Twirla, we believe that our cash, cash equivalents and marketbale securities as of December 31, 2020 will be sufficient to meet our projected operating requirements through the end of 2021. Our cash, cash equivalents and marketable securities will not be sufficient to fund our current and planned operations through the 12 months following the date on which this Annual Report on Form 10-K is filed, which raises substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future.

Specialty pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur expenses without corresponding revenues until we are able to sell Twirla in significant quantities, which may not happen. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We will require additional capital to fund our operating needs beyond 2021, including among other items, the commercialization of Twirla and advancing the development of our other potential product candidates. We may not be able to obtain sufficient additional funding to continue our operations at planned levels and be forced to reduce, or even terminate, our operations. To date, we have financed our operations primarily through sales of common stock, convertible preferred stock and convertible promissory notes and to a lesser extent, through term loans and government grants. Our potential product candidates will also require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue.

We expect that our expenses will increase as we commercialize Twirla. As a result, we expect to continue to incur substantial losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Any failure to become and remain profitable could impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise additional capital. We are significantly dependent on the success of Twirla, and if we do not achieve the commercial success of Twirla and/or are unable to obtain additional funding, we will need to reassess our operating capital needs and may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

We have never been profitable. Currently, we have only one product available for commercial sale, Twirla, and we may never become profitable.

We have never been profitable and do not expect to be profitable in the foreseeable future. Except for Twirla, we have no other products currently available for commercial sale. To date, we have generated very limited revenue from product sales. As we commercialize Twirla or even if we are able to commercialize any other potential product candidate, there can be no assurance that we will generate significant revenues or ever achieve profitability. Our ability to generate product revenue depends on a number of factors, including our ability to:

●	Maintain an acceptable price for Twirla, and our other potential product candidates, if approved, and obtain adequate coverage and reimbursement from third party payors;
●	Obtain commercial quantities of Twirla, and our other potential product candidates, if approved, at acceptable cost levels from our third-party manufacturer;
●	Successfully market and sell Twirla, and our other potential product candidates, if approved, in the United States and abroad; and
●	Successfully receive regulatory approval for our other potential product candidates.

In addition, because of the numerous risks and uncertainties associated with product commercialization and product candidate development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond our current expectations and resources if we are required to provide increased rebates to managed care payors, need to increase our manufacturing capacity sooner than planned, experience disruptions in our manufacturing capabilities, or need to alter our marketing strategy. We anticipate incurring significant costs associated with the commercialization of Twirla and our other potential product candidates, if approved.

Our ability to become and remain profitable depends on our ability to generate revenue in excess of our increasing costs. Even accounting for revenues from the sale of Twirla, and our other potential product candidates, if approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or obtain additional funding or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise additional capital, expand our business or continue our operations.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In February 2020, we entered into the Perceptive Credit Agreement for a senior secured term loan facility of up to $35.0 million, which was amended in February 2021 to add a fourth tranche of $10.0 million, which is subject to the same interest rate and 1% fee payable upon the drawing of a tranche as set forth in the credit agreement. A first tranche of $5.0 million was funded on execution of the Perceptive Credit Agreement. A second tranche of $15.0 million was funded as a result of the approval of Twirla by the FDA. Another $25.0 million will be available in two separate tranches upon the achievement of certain revenue milestones. The facility will be interest only until the third anniversary of the closing date.

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

The Perceptive Credit Agreement contains certain customary Events of Default, which include, among others, non-payment of principal, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, certain regulatory-related events and events constituting a Change of Control (as defined in the Perceptive Credit Agreement). We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our potential product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Perceptive could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes substantially all of our property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to commercialize Twirla or to complete the development and commercialization of our other potential product candidates.

Our operations have consumed substantial amounts of cash since our inception. From our inception to December 31, 2020, we have cumulative net cash flows used by operating activities of $274.6 million. We will need to obtain additional capital to fund our future operations, including the commercialization of Twirla. We will need to obtain additional financing to develop and commercialize our other potential product candidates and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

Our future funding requirements will depend on many factors, including, but not limited to:

●	Our ability to successfully commercialize Twirla, and our other potential product candidates, if approved;
●	Our ability to have commercial product successfully manufactured consistent with FDA regulations;

●	Amount of sales and other revenues from Twirla and our other potential product candidates that we may commercialize, if any, including the selling prices for such products and the availability of adequate third-party coverage and reimbursement;
●	Sales and marketing costs associated with commercializing Twirla, and our other potential product candidates, if approved, including the cost and timing of expanding our marketing and sales capabilities;
●	Time and cost necessary to obtain regulatory approvals for our other potential product candidates that may be required by regulatory authorities;
●	Progress, timing, scope and costs of our clinical trials, including the ability to timely enroll subjects in our ongoing, planned and any other clinical trials;
●	Terms and timing of any potential future collaborations, licensing or other arrangements that we may establish;
●	Cash requirements of any future acquisitions or the development of other potential product candidates;
●	Time and cost necessary to respond to technological and market developments;
●	Costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	Costs associated with any potential business or product acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish;
●	Costs associated with the expansion of our commercial manufacturing process for Twirla and/or the establishment of a backup supplier;
●	Costs associated with the hiring of new employees and maintaining our contract sales force; and
●	Costs associated with the leasing of additional office space.

Until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our commercialization efforts or one or more of our research or development programs. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or potential product candidates or grant licenses on terms that may not be favorable to us.

Our ability to fund our operations through the period of time necessary to successfully commercialize Twirla could be adversely affected based on our inability to manufacture sufficient quantities of Twirla, the failure of Twirla to gain acceptance in the marketplace, our inability to successfully compete with other contraceptive products, our inability to receive reimbursement coverage from third-party payors, and the need to provide higher rebates in order to gain a competitive formulary status. We may not be able to obtain sufficient additional funding to continue our operations at planned levels and be forced to reduce, or even terminate, our operations. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed or on attractive terms, or if we are unable to enter into strategic collaborations, we then may be unable to complete the commercialization of Twirla and may also be required to further cut operating costs, delay, reduce or eliminate our research and development programs or future commercialization efforts or even terminate our operations, which may involve seeking bankruptcy protection. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on a number of assumptions that may prove to be wrong and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. If we choose to accelerate elements of our commercial plan or we encounter any unforeseen events that affect our business plan, we may choose to raise additional funds to provide us with additional working capital. Our inability to obtain additional funding when we need it could seriously harm our business and we may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

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

Twirla is subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, import, export, safety surveillance, advertising, marketing promotion, recordkeeping, reporting of adverse events and other post-market information, and further development, including ongoing requirements for costly post-marketing studies, including Phase 4 clinical trials or post-market surveillance. For example, as part of the FDA’s approval of Twirla, the FDA has required us to conduct a long-term post-marketing safety study to assess and describe the risks of Twirla, including the risk of VTE and ATE compared to oral CHCs and Xulane. This study is similar to one recently required by FDA for another contraceptive product. We will also conduct a second small post-marketing study, required by FDA, to assess Twirla’s residual drug content, strength, and adhesion. The results generated in these post-approval clinical trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. Failure to comply with post-market study requirements can also result in enforcement action or FDA removal of the product from the market.

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

With respect to sales and marketing activities by us and our contracted sales force or any future collaborative partner, advertising and promotional materials must comply with the FDA’s rules in addition to other applicable federal and local laws in the United States and similar legal requirements in other countries. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act and is subject to certain requirements. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act and similar state laws, which impact, among other things, our proposed sales, marketing and scientific/educational efforts. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

In addition, our product labeling, advertising and promotional materials for Twirla will be subject to regulatory requirements and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, a practice known as off-label promotion. Physicians may nevertheless prescribe the products to their patients in a manner that is inconsistent with the approved label. If we or any third parties contracted to promote our product on our behalf are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.

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

If we or a regulatory agency discover previously unknown problems with Twirla or with a potential product candidate, once approved, such as adverse events of unanticipated severity or frequency, data integrity issues with regulatory filings, advertising and promotion, problems with the facility where the product is manufactured or we or our manufacturers or others working on our behalf fail to comply with applicable regulatory requirements after marketing approval, we may be subject to reporting obligations as well as the following administrative or judicial sanctions:

●	Restrictions on the marketing, distribution or manufacturing of the product, withdrawal of the product from the market, or requests for product recalls;
●	Issuance of Warning Letters, Cyber Letters or Untitled Letters;
●	Mandated modification to promotional materials and labeling requirements or provision of corrective information to healthcare providers;
●	FDA or regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings and other safety information about the product;
●	Entry into a consent decree or corporate integrity agreement, which can include imposition of various fines, reimbursement for inspection costs, required due dates for specific actions and penalties for noncompliance;
●	Clinical holds or termination of clinical trials;
●	Injunctions or the imposition of civil or criminal penalties, imprisonment, monetary fines disgorgement or restitution;
●	Suspension or withdrawal of regulatory approval;
●	Suspension of any ongoing clinical trials;
●	Refusal to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
●	Debarment;
●	Exclusion from participation in federal healthcare programs or refusal of government contracts;
●	Suspension or imposition of restrictions on operations, including costly new manufacturing requirements; or
●	Product seizure or detention or refusal to permit the import or export of product.

The occurrence of any event or penalty described above may inhibit our ability to commercialize Twirla, or our potential product candidates, if approved, and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

Moreover, the FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay the sale and promotion of Twirla, or marketing approval and the sale and promotion of our potential product candidates, if approved. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any obtained marketing approval, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products that we commercialize. Our arrangements with third-party payors, including government healthcare programs, and customers will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute Twirla. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	The federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
●	The federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government;
●	The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, impose obligations on covered healthcare providers, health plans and healthcare clearinghouses, as well as their business associates that create receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	The federal physician payment transparency requirements and applicable regulations require manufacturers of drugs, devices, biologics and medical supplies to report certain information to the Department of Health and Human Services including information related to payments and other transfers of value made to physicians and teaching hospitals and the ownership and investment interests held by physicians and their immediate family members; and
●	Analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing; and state laws, such as the California Consumer Privacy Act, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Risks Related to Manufacturing and Our Reliance on Third Parties

We have no manufacturing capacity and anticipate continued reliance on Corium, our third-party manufacturer, for the commercialization of Twirla and development of our potential product candidates, as a sole source provider. We may not have or be able to obtain sufficient quantities of Twirla or our potential product candidates to meet our required supply for commercialization or clinical trials, which could materially harm our business.

Corium is a biopharmaceutical company that focuses on the development, manufacture, and commercialization of specialty transdermal products. In addition to partnering with other companies to manufacture transdermal products, Corium also engages in the research and development of its own proprietary transdermal drug delivery products. We rely on Corium, our third-party manufacturer, to produce commercial supplies and samples of Twirla. We have not back-up or alternative manufacturer of Twirla. We may also rely on them for clinical and commercial supplies and samples of our potential product candidates, if approved. We do not own or operate, and have no plans to establish, any manufacturing facilities for Twirla or our potential product candidates. We lack the resources and the capabilities to manufacture Twirla or any of our potential product candidates on a clinical or commercial scale.

As a third-party manufacturer, Corium’s business operations are completely beyond our control, and we have no influence over whether Corium changes its management or its business operations or discontinues them entirely. For example, in 2018 Corium was acquired by Gurnet Holding Company, or GHC. Following completion of the transaction, Corium became a private company, wholly owned by GHC. Corium has announced that it plans to continue its operations in Grand Rapids, Michigan, where commercial supplies of Twirla are being manufactured.

Furthermore, we do not control the manufacturing process of Twirla, and are completely dependent on Corium for compliance with the FDA’s manufacturing regulatory requirements for the manufacture of Twirla, our potential product candidates and our other future products, if and when approved. As a manufacturer, Corium or other contract manufacturers that we may use are subject to routine inspection by regulatory authorities, including the FDA. If Corium or other contract manufacturers that we may use cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, they may receive adverse inspectional findings, may need to undertake costly and time consuming corrective actions, and may not be able to maintain regulatory approval for their manufacturing facilities.

In addition, while our contracts with our manufacturers generally contain provisions to help ensure that quality standards and compliance with laws and regulations are maintained, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If in the future, the FDA withdraws its approval of Corium’s facilities for the manufacture of Twirla, or if Corium experiences quality or other regulatory issues, we may need to find alternative manufacturing facilities that would also require FDA approval, which would significantly impact our ability to develop and sustain our market share of Twirla and to develop, and obtain, regulatory approval for and market our potential product candidates, if approved. Moreover, if our contract manufacturer cannot successfully manufacture materials that conform to our specifications and the strict regulatory requirements of the FDA, we may be subject to regulatory enforcement actions such as adverse inspectional findings, Warning Letters, Untitled Letters, recall requests, withdrawal of product or investigational approvals, clinical holds or termination of clinical trials, refusals to approve pending applications, disgorgement, restitution, exclusion from federal healthcare programs, product seizures and detention, consent decrees, corporate integrity agreements, criminal and civil penalties, including imprisonment, refusal to permit import or export of the product and injunction against or restriction of manufacture or distribution. If our contract manufacturer experiences issues in its manufacturing process or is unable to produce commercial supplies in adequate quantity and quality, our commercialization of Twirla could be delayed. An inability of our contract manufacturer to produce supplies in adequate quantity and quality of Twirla and our potential product candidates could also delay our ability to conduct clinical trials. This may adversely impact our ability to fulfil our post-marketing study requirements for Twirla and obtain regulatory approval of our potential product candidates.

The machinery and process to produce the commercial supply of Twirla is located within one manufacturing site and is customized to the particular manufacturing specifications of Twirla. If this customized equipment malfunctions at any time during the production process, the time it may take Corium to secure replacement parts, to undertake repairs and to revalidate the equipment and process or to identify new third-party manufacturers could limit our ability to meet the commercial demand for Twirla. Similar manufacturing conditions may also apply to our potential product candidates. This may increase the risk that the third-party manufacturer may not manufacture Twirla in accordance with the applicable regulatory requirements, that we may not have sufficient quantities of Twirla or our potential product candidates or that we may not have such quantities at an acceptable cost, any of which could delay, prevent, or impair the commercialization of Twirla and the development of our potential product candidates.

Additionally, if Corium or any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do so on reasonable terms, if at all. In either scenario, our commercial supply of twirla and clinical trials supply for other potential product candidates could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original contract manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change contract manufacturers for any reason, we will be required to verify that the new contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our products or product candidates according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new contract manufacturer could negatively affect our ability to commercialize our products, including Twirla, and develop our other potential product candidates in a timely manner or within budget. Furthermore, a contract manufacturer may possess technology related to the manufacture of our products or product candidates that such contract manufacturer owns independently. This would increase our reliance on such contract manufacturer or require us to obtain a license from such contract manufacturer in order to have another contract manufacturer manufacture our products or product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging or comparability studies between our prior clinical or commercial supply and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of newly manufactured products or product candidates to prior manufactured products or product candidates which could require the conduct of additional clinical trials.

Although we have manufacturing agreements with Corium for the commercial supply of Twirla, Corium and several of its suppliers of raw materials will likely be single source providers to us for a significant period of time. In particular, Corium manufactures Twirla using EE and LNG and components that it purchases from third parties, most of which are single source suppliers of the applicable material. We do not have any control over the process or timing of the acquisition of these raw materials by Corium. Corium’s failure to timely obtain, or a disruption in the supply of, these raw materials could lead to an inability to adequately supply the commercial market with finished product of Twirla and in turn adversely affect our business. While, to date, Corium has not experienced any disruption to its supply chain for the raw materials needed to manufacture Twirla, we cannot predict how the ongoing COVID-19 pandemic will affect Corium’s ability to obtain raw materials in the future.

Because we outsource all of our manufacturing processes, there is no guarantee that there will be sufficient supplies to fulfill our requirements or that we may obtain such supplies on acceptable terms. Although Corium intends to enter into agreements with critical manufacturers, component fabricators and secondary service providers to secure commercial supply of Twirla, not all of such suppliers and service providers will be under contract. Any delays in obtaining adequate supplies of our potential product candidates, including on account of the COVID-19 pandemic or U.S. government utilization of its Defense Production Act authorities, could limit our ability to meet clinical and commercial demand for Twirla.

In addition, in the event Twirla achieves significant market share, Corium may not possess adequate manufacturing capabilities to meet market demand for Twirla. If it becomes necessary to engage an additional third-party manufacturer to produce Twirla, we may need to license certain manufacturing know-how from Corium, and our commercial supply will be limited while the new third-party manufacturer develops the necessary know-how to manufacture Twirla and while we obtain regulatory approval for the addition of a new manufacturer and processes.

Reliance on a third-party manufacturer subjects us to risks that would not affect us if we manufactured Twirla and our potential product candidates ourselves, including:

●	Reliance on the third party for regulatory compliance and quality assurance;
●	Reduced control over the manufacturing process for Twirla and our potential product candidates;
●	The possible breach of the manufacturing agreements by the third party because of factors beyond our control;
●	The possibility of termination or nonrenewal of the agreements by the third party because of our breach of the manufacturing agreement or based on their own business priorities;

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

Our third-party manufacturer is subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to Twirla and our potential product candidates, and is subject to ongoing inspections by various regulatory agencies. In addition to the above-described regulatory actions, failures by our third-party manufacturer to comply with applicable regulations may result in long delays and interruptions to our manufacturing capacity while we seek to secure another third-party manufacturer that meets all applicable regulatory requirements.

If the manufacturing facilities of Corium are not maintained in a manner that is compliant with FDA’s manufacturing requirements, we may need to find alternative manufacturers and suppliers, which could result in supply interruptions of Twirla and our potential product candidates, additional costs and lost revenues.

Corium’s facilities used for the manufacture of Twirla and our potential product candidates must be maintained in a manner compliant with the FDA’s manufacturing requirements, including obtaining favorable inspection reports. We do not control the manufacturing process and are dependent on Corium for compliance with the FDA’s requirements for manufacture of Twirla and our potential product candidates. If Corium cannot successfully manufacture material components and finished products that conform to our specifications and the FDA’s strict regulatory requirements, they and we may be subject to regulatory action, including adverse inspectional findings, Warning Letters, Untitled Letters, product recall requests, withdrawal of product or investigational approvals, non-approval of marketing applications, clinical holds or termination of clinical trials, disgorgement, restitution, exclusion from federal healthcare programs, detentions or seizures, refusal to allow the import or export of a product, injunction against or restriction of manufacture or distribution, consent decrees, corporate integrity agreements, criminal and civil penalties, including imprisonment, and Corium may not be able to maintain FDA approval for its manufacturing facilities or acceptance of its manufacturing data in regulatory filings. If Corium’s facilities cannot maintain compliance with FDA requirements, we may need to find and successfully qualify alternative manufacturing facilities, which could result in supply interruptions of Twirla and our potential product candidates and substantial additional costs as a result of such delays, including costs with respect to finding alternative manufacturing facilities, and lost revenues. There is further no guarantee that the FDA would approve these alternative facilities.

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

We currently rely and plan to continue to rely on CROs and clinical trial sites for most aspects of our post-marketing study and any other clinical trials of our potential product candidates, such as trial conduct, data management, statistical analysis and electronic compilation of our FDA submission. We may enter into agreements with additional CROs and clinical trial sites to obtain additional resources and expertise in an attempt to accelerate our progress with regard to new or ongoing clinical and preclinical programs. Entering into relationships with CROs and clinical trial sites involves substantial cost and requires extensive management time and focus. In addition, typically there is a transition period between engagement of a CRO and clinical trial sites and the time the CRO and sites commences work. As a result, delays may occur, which may materially impact our ability to meet our desired post-marketing and clinical development timelines and ultimately have a material adverse impact on the commercialization of Twirla, our ability to maintain our marketing authorization for Twirla, our operating results, financial condition or future prospects. For example, as part of Twirla’s approval, the FDA is requiring that we conduct a post-marketing study comparing the risks for venous thromboembolism (VTE) and arterial thromboembolism (ATE) in new users of Twirla to new users of oral CHCs and new users of Xulane in U.S. women of reproductive age. The FDA has also required a second small post-marketing study to assess Twirla’s residual drug content, strength, and adhesion. We plan to engage the services of a CRO to design, enroll, and complete this study, which will likely involve thousands of subjects and hundreds of clinical trial sites and will require substantial time and resources. If the CRO cannot enroll subjects and complete the trial in a timely manner, we may be unable to complete the study required by the FDA and subsequently may lose our marketing authorization for Twirla or be subject to other enforcement actions, and be forced to suspend commercial activities regarding the product.

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

In addition, our clinical trials must be conducted with product and potential product candidates’ materials produced in compliance with the FDA’s manufacturing regulations. Our failure to comply with these regulations may require us to discontinue or repeat clinical trials, which could delay the regulatory approval process for our potential product candidates or impact our ability to meet our post-market study requirements. If the CROs or clinical trial sites we engage do not successfully carry out their contractual duties or obligations, conduct the clinical trials in accordance with all regulatory requirements and the applicable protocols, or meet expected deadlines, or if they need to be replaced, or the quality or accuracy of the data they provide is compromised due to a failure to adhere to regulatory requirements or for other reasons, then our development programs may be extended, delayed or terminated, we may not be able to obtain marketing approval for or successfully commercialize our potential product candidates, or we may not be able to meet our post-market study requirements. Failure to comply with clinical trial regulatory requirements may further subject us to regulatory action, including Warning Letters, Untitled Letters, adverse inspectional findings, clinical holds or termination of clinical trials, non-approval of marketing applications, criminal and civil penalties, including imprisonment, injunction against manufacture or distribution and debarment. As a result, our financial results and the commercial prospects for Twirla or our potential product candidates could be harmed and our costs could increase.

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

Patents that we own or may license in the future do not necessarily ensure the protection of our intellectual property for a number of reasons, including without limitation the following:

●	The active pharmaceutical ingredients in Twirla and our potential product candidates are generic and therefore our patents do not include claims directed solely to the active pharmaceutical ingredients;
●	Our patents may not be broad or strong enough to prevent competition from other products that are identical or similar to Twirla or our potential product candidates using the same active pharmaceutical ingredients;
●	There can be no assurance that the term of patent protection will be long enough for our company to realize sufficient economic value under the patents following commercialization of Twirla, or our potential product candidates, if approved;
●	Our issued patents and pending patent applications that may issue as patents in the future may not prevent entry into the U.S. market or other markets of generic versions of Twirla or our other potential product candidates;
●	Our patents may face paragraph IV challenges from potential generic or 505(b)(2) applicants, asserting that our applicable patents are invalid, unenforceable, or will not be infringed by the manufacture, use, or sale of the competitive drug product;
●	We do not at this time own or control issued foreign patents in all markets that would prevent generic entry into some markets for Twirla or our potential product candidates;
●	We may be required to disclaim part of the term of one or more patents;
●	There may be prior art of which we are not aware that may affect the validity or enforceability of one or more patent claims;
●	There may be prior art of which we are aware, which we do not believe affects the validity or enforceability of a patent claim, but which, nonetheless, ultimately may be found to affect the validity or enforceability of a patent claim;
●	There may be other patents issued to others that will affect our freedom to operate;

●	If our patents are challenged, a patent office or a court could determine that they are invalid or unenforceable;
●	There might be changes in the law that governs patentability, validity and infringement of our patents that adversely affects the scope or enforceability of our patent rights;
●	A court could determine that a competitor’s technology or product that is the same as or similar to, Twirla or our potential product candidates does not infringe our patents; and
●	Our patents could irretrievably lapse due to failure to pay fees or otherwise comply with regulations or could be subject to compulsory licensing.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to that patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in post-grant proceedings including reexamination, post-grant review, inter partes review, or derivation or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 16, 2013. However, the full impact of the Leahy-Smith Act, as well as the courts’ treatment of any appeals to related proceedings, remain unclear. Accordingly, the full impact that the Leahy-Smith Act will have on the operation of our business is not clear. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, as well as our ability to bring about timely favorable resolution of any disputes involving our patents and the patents of others.

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

We may infringe the intellectual property rights of others, which may prevent or delay our commercialization and product development efforts or increase the costs of commercializing Twirla, or our potential product candidates, when and if approved.

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

A key element of our long-term strategy is to develop, obtain regulatory approval for and commercialize our portfolio of potential product candidates in addition to Twirla. To do so, we plan to utilize our proprietary transdermal delivery technology, Skinfusion®, to develop additional potential product candidates. We may not be successful in our efforts to develop our portfolio of additional potential product candidates, and any potential product candidates we do develop may not produce commercially viable products that safely and effectively treat their indicated conditions. To date, our efforts have identified additional potential product candidates, including AG200 15 Extended Regimen (ER), an 84-day extended cycle regimen utilizing our approved Twirla TDS product designed to allow a woman to have four (4) episodes of withdrawal bleeding per year, AG200 15 SmP, a 28 day regimen designed to provide users with shorter, lighter withdrawal bleeds and potentially improve contraceptive efficacy, AG200 15 ER SmP, a 91-day extended cycle regimen utilizing our approved Twirla TDS and the SmP that is designed to allow a woman to have four (4) shorter, lighter withdrawal bleeding episodes per year, and AG890, which is a progestin-only contraceptive patch intended for use by women who are unable or unwilling to take estrogen. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or emergence of unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of any of our product candidates. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•	preclinical studies or clinical trials may show the product candidates to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;
•	failure to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful;
•	failure to receive the necessary regulatory approvals;
•	manufacturing issues, formulation issues, pricing or reimbursement issues or other factors that make a product candidate uneconomical; and
•	the proprietary rights of others and their competing products and technologies that may prevent one of our product candidates from being commercialized.

In addition, differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products.

Additionally, from time to time, we may publish interim or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary or interim data and final data could significantly harm our business prospects.

Moreover, in the past we have and in the future we may conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

The potential product candidates in our pipeline will require additional product development efforts to optimize patch formulations and dosing. In addition, we will need to conduct additional clinical trials to establish the safety and efficacy of these potential product candidates, which will be expensive and potentially require additional capital.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing authorization or commercialize our potential product candidates, may prevent us from meeting our Twirla post-marketing study requirements, or which may adversely impact our commercialization of Twirla including:

●	clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs, or we may be required to modify the Twirla label, or regulators may withdraw Twirla approval or impose other conditions or restrictions, such as REMS;
●	the number of patients required for clinical trials of our product and potential product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	we may enroll patients at clinical trial sites in countries that are inexperienced with clinical trials in general;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	regulators, institutional review boards or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or may require us to submit additional data, conduct additional studies or amend our investigational new drug application, or IND, or comparable application prior to commencing a clinical trial;
●	we may have delays in reaching or may fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	we may have to suspend or terminate clinical trials of our potential product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
●	regulators, institutional review boards or independent ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials may be greater than we anticipate;
●	regulators may determine that our studies, study design, or data analyses do not meet their regulatory requirements;
●	the supply or quality of our potential product candidates, Twirla, or other materials necessary to conduct clinical trials may be insufficient or inadequate; or
●	Twirla or our potential product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, institutional review boards or independent ethics committees to suspend or terminate the trials.

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

For our potential product candidates, we cannot commercialize any potential product candidates in the U.S. without first obtaining FDA approval. Before obtaining regulatory approvals for commercial sale, however, we must demonstrate in, or rely on data from preclinical studies and well controlled clinical trials that the potential product candidate is safe and effective for use in the target indication and that the manufacturing processes, facilities, and controls are adequate. Obtaining marketing approval in the U.S. is a lengthy, expensive and uncertain process, and approval may not be obtained or may be subject to significant restrictions. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our potential product candidates, allow our competitors to bring products to market before we do, or impair our ability to successfully commercialize our potential product candidates, and so may harm our business, results of operations and financial condition. Delays in regulatory approvals or failure to obtain regulatory approval for a potential product candidate may result from many factors, including:

●	Regulatory requests for additional analyses, reports, data, nonclinical and preclinical studies, product design work and testing, and manufacturing development work;
●	Regulatory questions regarding interpretation of data or new information regarding the potential product candidate or other products;
●	Regulators may not agree with the design of our studies or our statistical analysis, may interpret our data differently than we do, or may find that our study results are not supportive of approval;

●	Our studies may reveal unfavorable or inconclusive results, including unfavorable results regarding the potential product candidate’s safety or efficacy;
●	Regulators may determine that our potential product candidates present an unacceptable health risk or that the product’s candidate’s risks outweigh any benefits;
●	Regulators may not approve our manufacturing facilities or processes following a facility inspection;
●	Regulators may determine that our studies were not properly conducted or did not comply with regulatory requirements;
●	We and regulators may not come to an agreement on product labeling;
●	We may have insufficient funds to pay the FDA’s significant application user fees;
●	We may not be able to use FDA’s 505(b)(2) NDA pathway due to changes in the FDA’s interpretation of the law; and
●	We may face patent challenges that may result in stays on the FDA’s ability to approve our potential product candidates.

Delays or failure to receive regulatory approval for any additional potential product candidates may materially impact our business.

Risks Related to Our Business Operations and Industry

The ongoing outbreak of the novel strain of coronavirus, or COVID-19, or other similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our ability to successfully produce, market, and distribute Twirla®.

In December 2019, a novel strain of coronavirus (SARS-CoV-2), now referred to as COVID-19, surfaced in Wuhan, China. Since then, the virus has spread globally to multiple countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive, affecting many aspects of society, and it has resulted in and will likely continue to result in significant disruptions to global business activities and capital markets around the world, including as emerging variants of the virus are detected and continue to spread.

As a result of the COVID-19 pandemic, or similar pandemics, we may experience disruptions that could severely affect our business, including our plans to clinically develop and commercialize our products. We may not be able to meet expectations with respect to our anticipated commercial launch of Twirla, our first approved product, which we plan to begin manufacturing on a commercial scale in the second half of 2020.

Global business interruptions resulting from COVID-19 may adversely impact our third-party manufacturer, Corium, whom we rely upon for the manufacture of Twirla, as well as its suppliers of raw materials. If Corium or any of its suppliers of raw materials are adversely impacted by the COVID-19 pandemic or the restrictions resulting from the pandemic, if they cannot obtain the necessary supplies, or if such third parties need to prioritize other products or customers over us, including under the Defense Production Act, we may experience delays or disruptions in our supply chain, which could have a material and adverse impact on our business. Third party manufacturers may also need to implement measures and changes, or deviate from typical requirements because of the COVID-19 pandemic that may otherwise adversely impact our supply chains or the quality of the resulting products or supplies. Depending on the change, we may need to obtain FDA pre-approval or otherwise provide FDA with a notification of the change. As a result, we may not be able to obtain sufficient quantities of Twirla, which could impair our ability to commercialize Twirla and conduct the post-marketing studies requested by the U.S. Food and Drug Administration, or the FDA, in connection with the approval of Twirla. In addition, if there are continued or future disruptions, our third-party manufacturers may not be able to supply our other potential product candidates, which would adversely affect our research and development activities.

Further, many jurisdictions have implemented travel restrictions and expansive social distancing orders. These measures may have a material adverse impact on the third-party consultants who assist us with our sales and marketing functions, as well as on our ability to develop our own sales and marketing infrastructure. For example, such social distancing orders could limit the ability of sales representatives to interact with healthcare providers and also restrict the ability of patients to interact with their healthcare providers and obtain prescriptions for our products. Patients may also be more reticent to visit their providers to obtain Twirla prescriptions during the COVID-19 pandemic. This could negatively affect our ability to commercialize Twirla as well as market our other potential product candidates.

Delays in the ability to manufacture commercial supplies of Twirla and to implement a sales force for Twirla could also adversely affect our financial position. Based on our current business plan and ability to get Twirla launched, we believe that our cash, cash equivalents and marketable securities as of September 30, 2020 will be sufficient to meet our projected operating requirements through the end of 2021. However, two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. While, to date, we have not encountered any delays or interruptions to our supply due to the pandemic, the resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials and/or commercial product, which could lead to delays in these trials and/or issues with our commercial supply. If the COVID-19 pandemic or other factors impact our current business plan or our ability to generate revenue from the launch of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations. However, significant delays in the timelines to manufacture commercial supply of Twirla, and/or the ability of a salesforce to engage with healthcare providers could delay, or even prevent, our ability to generate revenue, which in turn could require us to raise additional capital if the revisions to our commercial plans are inadequate or management determines that it is necessary.

Additionally, certain of our clinical activities, including the post-marketing studies requested by the FDA in connection with the approval of Twirla, as well as any product development activities that we have planned, may be delayed or interrupted, compromising our ability to maintain regulatory approval for Twirla and our future ability to obtain marketing approval for our other potential product candidates. By example, the pandemic may result in slower enrollment than we anticipated, the need to suspend enrollment into studies, patient withdrawals, postponement of planned clinical or preclinical studies, redirection of site resources from studies, study modification, suspension, or termination, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes requiring state licensing, study deviations or noncompliance, and changes or delays in site monitoring. The foregoing may require that we consult with relevant review and ethics committees, IRBs, and the FDA. The foregoing may also impact the integrity of our study data. The effects of the COVID-19 pandemic may also increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects. The pandemic could further impact our ability to interact with the FDA or other regulatory authorities, and may result in delays in the conduct of inspections or review of pending applications or submissions. Since March 2020, foreign and domestic inspections by the FDA have largely been on hold with FDA announcing plans in July 2020 to resume prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter.  Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. In 2020, FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Due to the potential impact of the COVID-19 pandemic on clinical trials, drug development, and manufacturing, FDA issued a number of guidances concerning how sponsors and investigators may address these challenges. FDA’s guidance is continually evolving. Any of these factors could significantly impair our ability to generate revenue in the future and to attain and maintain profitability.

The COVID-19 pandemic may result in changes in laws and regulations. For example, in March 2020, the CARES Act, includes various provisions regarding FDA drug shortage reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. This and any future changes in law may require that we change our internal processes and procedures to ensure continued compliance.

In order to establish our sales and marketing infrastructure, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2020, we had a total of 28 full-time employees reflecting a resumption of hiring to advance the commercialization of Twirla. We use third-party consultants to assist with our sales and marketing functions. As our commercialization of Twirla advances, we expect to need to expand the size of our employee base for managerial, operational, commercial, sales, marketing, compliance, regulatory, finance and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Twirla and any other future potential product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Twirla, or our potential product candidates, if approved.

We face potential risks of product liability as a result of the clinical testing and commercial availability of Twirla and the clinical testing of our other potential product candidates. For example, we may be sued if Twirla or any potential product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization or development of the product or potential product candidate subject to such claims. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	Decreased demand for Twirla or any future potential product candidates that we may develop;
●	Injury to our reputation;
●	Withdrawal of clinical trial participants;
●	Costs to defend any related litigation;
●	A diversion of management’s time and our resources;
●	Substantial monetary awards to trial participants or patients;
●	Product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	Regulatory authority withdrawal of product approvals or refusal to approve pending applications;
●	Loss of revenue;
●	The inability to commercialize Twirla, or our potential product candidates, if approved;
●	A decline in our stock price; and
●	Exposure to adverse publicity.

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

The trading price of our common stock is highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report, these factors include:

●	Our failure to commercialize Twirla or develop and commercialize additional potential product candidates;
●	Unanticipated efficacy, safety or tolerability concerns related to the use of Twirla;
●	Regulatory actions with respect to Twirla;
●	Inability to obtain adequate product supply of Twirla or inability to do so at acceptable prices;
●	Adverse results or delays in our clinical trials for our potential product candidates;
●	Changes in laws or regulations applicable to Twirla or any future potential product candidates, including but not limited to clinical trial requirements for approvals, post-approval requirements, and product marketing, advertising, and promotional requirements and limitations;
●	Actual or anticipated fluctuations in our financial condition and operating results;
●	Actual or anticipated changes in our growth rate relative to our competitors;
●	Competition from existing products or new products that may emerge;
●	Announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	Failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
●	Issuance of new or updated research or reports by securities analysts;
●	Fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	Share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	Additions or departures of key personnel;
●	Disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	Announcement or expectation of additional debt or equity financing efforts;
●	Sales of our common stock by us, our insiders or our other stockholders; and
●	General economic and market conditions.

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

Certain of our outstanding common stock purchase warrants contain price protection provisions (anti-dilution protection) in the event that we sell our securities at prices lower than the current exercise price of such warrants, which may have a negative impact on the trading price of our common stock or impair our ability to raise capital.

As of March 1, 2021, we had 1,850,000 common stock purchase warrants outstanding that were issued in connection with the Perceptive Credit Agreement that contain price protection provisions in the event that we sell securities at a price per share below their respective exercise prices on or before December 31, 2022 (collectively “Price Protection Warrants”). The current exercise prices of the Price Protection Warrants are: 700,000 Price Protection Warrants - $3.74, 700,000 Price Protection Warrants - $4.67 and 450,000 Price Protection Warrants - $2.87. In the event that we sell securities at a price per share lower than the current exercise price of the Price Protection Warrants on or before December 31, 2022, their exercise prices will be reduced pursuant to a weighted-average anti-dilution formula. Any future adjustments to the exercise prices of the Price Protection Warrants may have a negative impact on the trading price of our common stock. Additionally, raising additional capital with new investors may be difficult as a result of the adjustment feature.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

●	Authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of our common stock;
●	Provide for a classified board of directors, with each director serving a staggered three-year term;
●	Prohibit our stockholders from filling board vacancies, calling special stockholder meetings or taking action by written consent;

●	Provide for the removal of a director only with cause and by the affirmative vote of the holders of 75% or more of the shares then entitled to vote at an election of our directors;
●	Require advance written notice of stockholder proposals and director nominations; and
●	Require any action instituted against our officers or directors in connection with their service to the Company to be brought in the state of Delaware.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices occupy approximately 5,750 square feet of leased office space in Princeton, New Jersey pursuant to a lease agreement that expires in December 2021. We believe that our current facilities are suitable and adequate to meet our current needs. We are currently seeking new facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock was listed on the Nasdaq Global Market under the symbol “AGRX” from May 23, 2014 through January 2, 2019. Beginning on January 3, 2019, our common stock has been listed on the Nasdaq Capital Market under the symbol “AGRX”.

	High	Low
Year Ended December 31, 2020
Fourth Quarter	$3.30	$2.68
Third Quarter	$3.89	$2.32
Second Quarter	$3.35	$1.75
First Quarter	$4.77	$1.35
Year Ended December 31, 2019
Fourth Quarter	$2.97	$0.35
Third Quarter	$1.64	$0.95
Second Quarter	$1.56	$1.02
First Quarter	$1.70	$0.66

As of February 24, 2021, we had 23 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities. The closing price of our common stock on February 24, 2021 was $3.13.

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

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or the Securities Act of 1933, as amended.

The following graph shows a comparison from December 31, 2015 through December 31, 2020 of the cumulative total return for our common stock, and the Nasdaq Composite Index and The Nasdaq Biotechnology Index. The graph assumes that $100 was invested at the market close on December 31, 2015 in the common stock of Agile Therapeutics, Inc., the Nasdaq Composite Index and The Nasdaq Biotechnology Index and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return

December 31, 2020

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, Part I, Item 1, “Business” and Item 8, “Financial Statements and Supplementary Data.” For information on risks and uncertainties related to our business that may make past performance not indicative of future results or cause actual results to differ materially from any forward-looking statements, see “Special Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or as otherwise indicated.

Overview

We are a women’s healthcare company dedicated to fulfilling the unmet health needs of today’s women. We have remained steadfast in our commitment to innovate in women’s healthcare where there continues to be unmet needs – not only in contraception – but also in other meaningful women’s health therapeutic areas.

Our first product, Twirla, which was approved in February 2020 and launched in early December 2020, is a once-weekly prescription combination hormonal contraceptive patch. It delivers a dose of estrogen consistent with commonly prescribed combined hormonal contraceptives, or CHCs, and lower than the estrogen dose found in other marketed contraceptive patches. We believe there is a market need for a contraceptive patch that is designed to deliver approximately 30 mcg of estrogen and 120 mcg of progestin in a convenient dosage form that may support compliance in a noninvasive fashion. Twirla leverages our proprietary transdermal patch technology called Skinfusion®. Skinfusion is designed to allow drug delivery through the skin while optimizing patch adhesion and patient comfort and wearability, which may help support compliance.

With the approval of Twirla we are now focused on our advancement as a commercial company. During 2021, we plan to continue implementing our commercialization plan for Twirla, with the goal of becoming a contraceptive market leader, and ultimately, pursuing opportunities to broaden our portfolio to address areas of unmet medical need in women’s health.

It should be noted that current public health threats could adversely affect our ongoing or planned business operations. In particular, the ongoing COVID-19 pandemic has resulted in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, access restrictions, restrictions on public gatherings, and stay at home orders. The effect of these orders, government imposed quarantines and measures we have taken, such as implementing work-at-home policies, may negatively impact productivity, disrupt our business and/or could adversely affect our commercialization plans and results. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including personnel at third-party manufacturing facilities and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timeline presently planned could be materially and adversely impacted. It is unknown how long these conditions will last and what the complete effect will be on us. While to date we have been able to continue to execute our overall business plan, some of our business activities have been slowed and taken longer to complete and we continue to adjust to the challenges of operating in a largely remote setting with our employees. We have only recently launched our commercial activities for Twirla and begun engaging with healthcare providers to promote Twirla. We expect that as we broaden our sales detailing activities in some instances our sales force may encounter challenges engaging with healthcare providers during this on-going pandemic. Overall, we recognize the challenges of launching in a pandemic, will continue to closely monitor events as they develop and plan for alternative and mitigating measures that we can implement if needed.

For more information about Twirla, please see Part 1, Item 1, “Business”

Financial Overview

Since our inception in 1997, we have devoted substantial resources to developing and seeking regulatory approval for Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $13.5 million, $9.9 million and $9.8 million during the years ended December 31, 2020, 2019 and 2018, respectively. While we anticipate that a portion of our operating expenses will continue to be related to research and development as we plan our post marketing studies, which include both our post marketing requirement and post marketing commitment to the FDA, and evaluate the development of our pipeline, we expect our operating expenses to substantially shift towards commercialization. A substantial amount of our current resources have been dedicated to completing manufacturing validation and commercializing Twirla.

We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans. As of December 31, 2020, and 2019, respectively, we had $54.5 million and $34.5 million in cash and cash equivalents.

In January 2019, we entered into a common stock sales agreement or the “2019 ATM Agreement,” under which we were authorized to sell up to an aggregate of $10.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended). We agreed to pay a commission of 3% of the gross proceeds of any common stock sold under this agreement. During the year ended December 31, 2019, we issued and sold a total of 1,801,528 shares of common stock under the 2019 ATM Agreement resulting in net proceeds of approximately $2.5 million. We terminated the 2019 ATM Agreement on July 31, 2019.

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

In November 2019, we entered into a second ATM Agreement, or the “Second 2019 ATM Agreement,” under which we were authorized to issue and sell shares of our common stock having aggregate sales proceeds of up to $20.0 million from time to time. We paid a commission of 3% of the gross proceeds from the sales of our common stock under the Second 2019 ATM Agreement. In the year ended December 31, 2019, we issued and sold 10,440,908 shares of common stock under the Second 2019 ATM Agreement, representing all of the capacity of the Second ATM Agreement, resulting in net proceeds of approximately $19.3 million.

In February 2020, we entered into the Perceptive Credit Agreement for a senior secured term loan facility of up to $35.0 million, which was amended in February 2021 (“Amended Perceptive Credit Agreement”) to add a fourth tranche of $10.0 million, which is subject to the same interest rate and 1% fee payable upon the drawing of a tranche as set forth in the credit agreement. A first tranche of $5.0 million was funded on execution of the Perceptive Credit Agreement. A second tranche of $15.0 million was funded as a result of the approval of Twirla by the FDA. Another $25.0 million will be available in two separate tranches upon the achievement of certain revenue milestones. The facility will be interest only until the third anniversary of the closing date.

In February 2020, we completed a public offering of 17,250,000 shares of our common stock at a price of $3.00 per share. Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses, were approximately $48.4 million.

We have generated minimal revenue and have never been profitable for any year. Our net loss was $51.9 million, $18.6 million and $19.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. We expect to incur increased expenses and increasing operating losses for the foreseeable future as we commercialize Twirla. This includes commercially launching Twirla, advancing our other potential product candidates and expanding our research and development programs.

Going Concern

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $54.5 million. We believe that our cash, cash equivalents and marketable securities as of December 31, 2020 will be sufficient to meet our projected operating requirements through the end of 2021. We will require additional capital to fund our operating needs beyond 2021, which primarily will include commercializing Twirla, and exploring the advancement of our existing pipeline and its possible expansion through business development activities.

Our future success depends on our ability to raise additional capital and/or implement various strategic alternatives. Our ability to continue operations beyond 2021 will depend on our ability to obtain additional capital, and there can be no assurance that any financing can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern through the 12 months following the date on which this Annual Report on Form 10-K is filed.

We continue to analyze various alternatives, including refinancing alternatives, potential asset sales and mergers and acquisitions. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, whether through the issuance of equity or convertible debt securities, or any combination thereof, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including Twirla, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funds when needed or on acceptable terms, we then may be unable to complete the commercialization of Twirla and may also be required to further cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

The financial statements as of December 31, 2020 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on our business plan and successfully launch Twirla. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not own any manufacturing facilities and rely on our contract manufacturer, Corium, for all aspects of the manufacturing of Twirla. We will need to continue to invest in the manufacturing process for Twirla, and incur significant expenses, in order to be capable of supplying projected commercial quantities of Twirla. We expect to incur significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing, distribution, medical affairs and compliance functions. We will need to generate significant revenue to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

To date, we have generated minimal revenue from product sales. In the future, in addition to revenue from product sales, we may generate revenue from license fees, milestone payments or royalties from the sale of products developed using our intellectual property. Our ability to generate revenue and become profitable depends on our ability to successfully commercialize Twirla and any product candidates that we may advance in the future. If we fail to successfully commercialize Twirla, or any other product candidates we advance in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, could be adversely affected.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities. Research and development expenses consist primarily of costs incurred for the development of Twirla and other current and future potential product candidates, and include:

●	expenses incurred under agreements with contract research organizations, or CROs, and investigative sites that conduct our clinical trials and preclinical studies;
●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expenses;
●	the cost of acquiring, developing and manufacturing clinical trial materials, including the supply of our potential product candidates; and
●	costs associated with research, development and regulatory activities.

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

For the years ended December 31, 2020, 2019 and 2018, our research and development expenses were approximately $13.5 million, $9.9 million and $9.8 million, respectively. The following table summarizes our research and development expenses by functional area.

	Year ended December 31,
	2020	2019	2018

	(In thousands)
Clinical development	$2,022	$1,781	$1,318
Regulatory	951	2,990	562
Personnel related	2,086	1,669	2,162
Manufacturing—commercialization	7,790	2,896	4,461
Stock-based compensation	651	522	1,274
Total research and development expenses	$13,500	$9,858	$9,777

It is difficult to determine with any certainty the exact duration and completion costs of any of our future clinical trials of Twirla or our current and future potential product candidates we may advance. It is also difficult to determine if, when or to what extent we will generate revenue from the commercialization and sale of Twirla or our potential product candidates that obtain regulatory approval.

Future research and development costs incurred for our potential product candidates and required post-marketing studies will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, the rate of subject enrollment, access to additional capital, and significant and changing government regulation. For the foreseeable future, we expect the current public health crisis to have a negative effect on the conduct of clinical trials. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, coupled with an assessment of each product candidate’s commercial potential. Substantially all of our resources are currently dedicated to commercializing Twirla.

Selling and Marketing Expenses

Selling and marketing expenses consist principally of the cost of salaries and related costs for personnel in sales and marketing, our contract sales force, brand building, advocacy, market research and consulting. Selling and marketing expenses are expensed as incurred.

For the years ended December 31, 2020, 2019 and 2018, our selling and marketing expenses totaled approximately $23.3 million, $1.1 million and $0.9 million, respectively. Our commercial launch of Twirla in the United States utilized a contract sales force. We anticipate that our selling and marketing expenses will increase in the future as our commercialization efforts continue. These increases will likely include increased payroll and operating costs, including brand building, advocacy, market research and consulting, and the costs of maintaining our contract sales force.

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

For the years ended December 31, 2020, 2019 and 2018, our general and administrative expenses totaled approximately $12.7 million, $7.9 million and $7.8 million, respectively. We anticipate that our general and administrative expenses will increase in the future as our recently added administrative positions are maintained on a full-year basis. These increases will likely include legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations.

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

Revenue Recognition

Product revenues consist of sales of Twirla in the United States. In December 2020, we began shipping Twirla to our customers in the U.S., which consist primarily of specialty distributors. We recognize product revenues in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) Identify the contract(s) with a customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations in the contract; and (5) Recognize revenue when (or as) the entity satisfies a performance obligation.

In accordance with ASC 606, we recognize revenue when our performance obligation is satisfied by transferring control of the product to a customer. Per our contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. Trade accounts receivable due to us from contracts with our customers are stated separately in the balance sheet, net of various allowances as described in the Trade Accounts Receivable policy in Note 2- Summary of Significant Accounting Polieies.

The amount of revenue we recognize is equal to the amount of consideration which is expected to be received from the sale of product to our customers. Revenue is only recognized when it is probable that a significant reversal will not occur in future periods. To determine this, we assess both the likelihood and magnitude of any such potential reversal of revenue.

The product is sold to customers at the wholesale acquisition cost. However, we record product revenue, net of estimates for applicable variable consideration which consist primarily of wholesaler distribution fees, prompt pay and other discounts, rebates, chargebacks, product returns and co-pay assistance programs.

If any, or all, of our actual experiences vary from the estimates above, we may need to adjust prior period accruals, affecting revenue in the period of adjustment.

Cost of Product Revenues

We began to capitalize inventory costs associated with Twirla in December 2020 with the commercial launch of Twirla. Inventory costs consist of direct and indirect costs related to the manufacturing of Twirla sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs. There was no cost associated with the validation batches from Corium, our third party manufacturer, since the cost of validation was previously expensed as research and development. Once the supply of validation batches is exhausted, we will capitalize product cost using a weighted average costing method, which approximates actual cost.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses, particularly for product development costs. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of services performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with service providers and make adjustments as necessary. Examples of estimated accrued research and development expenses include:

●	fees paid to CROs in connection with clinical studies;
●	fees paid to investigative sites in connection with clinical studies;
●	fees paid to vendors in connection with preclinical development activities;
●	fees paid to vendors related to product manufacturing, development and distribution of clinical supplies; and
●	fees paid to a third-party manufacturer in connection with the development of our commercial manufacturing process.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrued liability or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low in any particular period. Based on historical experience, actual results have not been materially different from our estimates. As of December 31, 2020, we did not have any ongoing clinical trials.

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

In connection with the completion of our initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock. Prior to January 1, 2019, warrants with non-standard anti-dilution provisions (referred to as down round protection) were classified as liabilities and re-measured each reporting period. On January 1, 2019, we adopted the provisions of Accounting Standards Update (“ASU”) 2017-11 Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception, which indicates that a down round feature no longer precludes equity classification when assessing whether an investment is indexed to an entity’s own stock. We used a modified retrospective approach for adoption, which did not restate our financial statements as of the prior year end (December 31, 2018). The cumulative effect of adoption of ASU 2017-11 resulted in an adjustment to accumulated deficit as of January 1, 2019 of $0.2 million with a corresponding adjustment to additional paid-in capital. Warrants to purchase 62,505 shares of common stock at $6.00 per share expired on December 14, 2019, and none of these warrants were outstanding as of December 31, 2020.

The warrants issued in connection with our debt financing completed in February 2015 are classified as a component of stockholders’ equity. The value of such warrants was determined using the Black-Scholes option-pricing model. These warrants expired without being exercised on February 24, 2020.

As part of the February 2020 Perceptive Credit Agreement, we issued Perceptive warrants to purchase 1,400,000 shares of Agile common stock, all of which expire on February 27, 2027. The per share exercise price for 700,000 shares is $3.74, which is equal to the 5-day volume weighted average exercise price (“5 Day VWAP”) as of the trading day immediately prior to closing. The per share exercise price for the remaining 700,000 shares of our common stock is $4.67, which is 1.25 times the 5 Day VWAP. In connection with entering into the Amended Perceptive Credit Agreement, we issued Perceptive a warrant to purchase 450,000 shares of Agile common stock.

Stock-Based Compensation

We account for stock-based compensation under ASC 718, Accounting for Stock Based Compensation, under which compensation expense is generally recognized over the vesting period of the award. Determining the amount of stock-based compensation to be required requires us to develop estimates of fair values of stock options as of the grant date.

We account for stock-based compensation by measuring and recognizing expense for all stock-based payments made to employees and directors based on estimated grant date fair values. We use the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period. We estimate the fair value of our stock-based awards to employees and directors using the Black-Scholes option valuation model, or Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined with the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options.

We also award restricted stock units (“RSUs”) to employees and our board of directors (the “Board”). RSUs are generally subject to forfeiture if employment terminates prior to the completion of the vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. Cost associated with performance-based restricted stock units with a performance condition which affects the vesting is recognized only if the performance condition is probable of being satisfied.

Comparison of Years Ended December 31, 2020 and 2019

	Year Ended
	December 31,
	2020	2019	Change

Revenues, net	$749	$—	$749
Cost of product revenues	282	—	282
Gross profit	467	—	467

Operating expenses:
Research and development	$13,500	$9,858	$3,642
Selling and marketing	23,285	1,085	22,200
General and administrative	12,735	7,915	4,820
Total operating expenses	49,520	18,858	30,662
Loss from operations	$(49,053)	$(18,858)	(30,195)

Other income (expense)
Interest income	309	252	57
Interest expense	(3,109)	—	(3,109)
Total other income (expense), net	(2,800)	252	(3,052)
Loss before benefit from income taxes	(51,853)	(18,606)	(33,247)
Net loss	$(51,853)	$(18,606)	$(33,247)

Revenues. Revenue, net consists of sales of Twirla, which was approved by the FDA in February 2020 and launched in the US in December 2020, and reflects the initial shipment of Twirla to specialty distributors, net of estimates for applicable variable consideration, which consist primarily of wholesale distribution fees, prompt pay and other discounts, rebates, chargebacks, product returns and co-pay assistance programs.

Cost of product revenues. Costs of product revenues totaled $0.3 million and consist of direct and indirect costs related to the manufacturing of Twirla sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs. For the year ended December 31, 2020, there was no third-party manufacturing cost related to Twirla sold since the units sold were validation product and the costs associated with validation had previously been expensed as research and development. Once the supply of validation batches is exhausted, the cost of product from our third-party manufacturer will be determined using the weighted average costing method, which approximates actual cost.

Research and development expenses. Research and development expenses increased by $3.6 million, or 37%, from $9.9 million for the year ended December 31, 2019 to $13.5 million for the year ended December 31, 2020. This overall increase in research and development expenses was primarily due to the following:

●	an increase in manufacturing commercialization expenses of $4.9 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase reflects costs to complete manufacturing development, process improvements, and pre-validation and validation work for the commercial manufacturing of Twirla by Corium, our contract manufacturer;
●	an increase in clinical development expenses of $0.2 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase primarily relates to costs for medical education and consulting partially offset by costs associated with the comparative wear study of Twirla and Xulane which was initiated and completed during 2019;
●	an increase in personnel-related expenses of $0.5 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase reflects higher headcount for the year ended December 31, 2020; and

●	a decrease in regulatory expenses of $2.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This decrease is primarily related to decreased costs associated with preparation for the FDA advisory committee meeting in the fourth quarter of 2019;

Selling and marketing expenses. Selling and marketing expenses increased by $22.2 million, from $1.1 million for the year ended December 31, 2019 to $23.3 million for the year ended December 31, 2020. This overall increase in selling and marketing expenses was primarily due to an increase related to the resumption of our pre-commercialization activities such as brand building, advocacy, market research and consulting, and the costs of establishing and maintaining our contract sales force.

General and administrative expenses. General and administrative expenses increased by $4.8 million, or 61%, from $7.9 million for the year ended December 31, 2019 to $12.7 million for the year ended December 31, 2020. This overall increase in general and administrative expenses was primarily due to the following:

●	an increase in salaries and wages of $1.5 million, due to increased headcount and retention bonuses expensed and paid during the year ended December 31, 2020;
●	an increase in professional fee expense of $1.9 million primarily related to legal fees, accounting fees, recruiting fees and increased use of financial consultants;
●	an increase in stock compensation expense of $0.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase is primarily the result of new hires and higher stock prices associated with 2020 stock option grants as compared to 2019 stock option grants; and
●	an increase in D&O insurance of $0.3 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Interest income. Interest income comprises interest income earned on cash, cash equivalents and marketable securities.

Interest expense. Interest expense is attributable to our term loan with Perceptive for the year ended December 31, 2020.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense increased by $3.1 million, from $0 for the year ended December 31, 2019 to $3.1 million for the year ended December 31, 2020.

Net Operating Losses and Tax Carryforwards

As of December 31, 2020, we had approximately $ 281.7 million of federal and $107.2 million of state net operating loss carryforwards. We also potentially have federal and state research and development tax credits which would offset future taxable income. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, for federal net operating losses generated prior to 2018, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. As of December 31, 2020, all of our net operating losses were fully offset by a valuation allowance.

Liquidity and Capital Resources

At December 31, 2020, we had cash, cash equivalents and marketable securities totaling $54.5 million. We invest our cash equivalents and marketable securities in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Net cash used in operating activities	$(47,311)	$(15,689)	$(16,895)
Net cash used in investing activities	(40,690)	(98)	(318)
Net cash provided by financing activities	67,985	42,415	(10,888)
Net (decrease) increase in cash and cash equivalents	$(20,016)	$26,628	$(28,101)

Operating Activities

We incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as Twirla was being developed. With the approval of Twirla early in 2020, our operating expenses shifted substantially to selling and marketing as we built out our commercial infrastructure. Net cash used in operating activities was $47.3 million for the year ended December 31, 2020 and consisted primarily of a net loss of $51.9 million, offset by non-cash stock-based compensation expense of $2.8 million, and $1.6 million of other non-cash charges, primarily interest expense. Our net change in operating assets and liabilities was negligible. Net cash used in operating activities was $15.7 million for the year ended December 31, 2019 and consisted of a net loss of $18.6 million and an increase in prepaid expenses of $0.2 million, which was offset by non-cash stock-based compensation expense of $1.8 million and depreciation and amortization of $0.2 million as well as an increase in accounts payable, accrued expenses and other liabilities of $1.1 million which reflects increased commercial development and commercial manufacturing expenses related to the initialization of pre-commercialization activities for Twirla. Net cash used in operating activities was $16.9 million for the year ended December 31, 2018 and consisted of a net loss of $19.8 million which was offset, in part, by non-cash stock-based compensation expense of $3.6 million and non-cash interest expense of $0.3 million as well as a decrease in accounts payable and accrued liabilities of $1.2 million which reflects higher manufacturing commercialization expenses and the accrued loan fee which were both paid in 2018.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2020, 2019 and 2018 was $40.7 million, $0.1 million and $0.3 million, respectively. Cash used in investing activities for the year ended December 31, 2020 primarily represents net purchases of marketable securities of $40.3 million with the balance being the acquisition of equipment to be used in the commercialization of Twirla.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $68.0 million, which primarily represents net proceeds of $48.4 million received from the issuance of 17,250,000 shares of our common stock through a public offering, proceeds of $20.0 million from the Perceptive term loan, and stock option exercise proceeds of $0.6 million.  These proceeds were partially offset by debt financing costs of $1.0 million. Net cash provided by financing activities for the year ended December 31, 2019 was $42.4 million which primarily represented net proceeds of $7.8 million received from the issuance of 8,426,750 shares of our common stock in a private placement, net proceeds of $12.7 million from the sale of 14,526,315 shares of common stock through a public offering, and net proceeds of approximately $21.8 million from the sale of a total of 12,242,436 shares of our common stock through two at-the-market, or ATM, sales programs. Net cash used in financing activities for the year ended December 31, 2018 was $10.9 million which represented principal payments under the Hercules Loan Agreement which began on February 1, 2017 and were completed on December 1, 2018.

Funding Requirements and Other Liquidity Matters

Based on our current business plan and ability to get Twirla launched, we believe that our cash, cash equivalents and marketable securities as of December 31, 2020 will be sufficient to meet our projected operating requirements through the end of 2021. We will require additional capital to fund our operating needs beyond 2021, including, among other items, the commercialization of Twirla, and advancing the development of our other potential product candidates. On October 2, 2020 we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $200.0 million (the “2020 Shelf Registration Statement”). On October 14, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. If the COVID-19 pandemic or other factors impact our current business plan or our ability to generate revenue from the launch of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

●	maintain a sales and marketing infrastructure to commercialize Twirla in the United States;
●	continue to evaluate additional line extensions for Twirla and initiate development of potential product candidates in addition to Twirla;
●	maintain, leverage and expand our intellectual property portfolio; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

We may also need to raise additional funds sooner if we choose to accelerate components of our commercial plan or we encounter any unforeseen events that affect our current business plan, or we may choose to raise additional funds to provide us with additional working capital. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed or on attractive terms or are unable to enter into strategic collaborations, we then may be unable to successfully commercialize Twirla and may also be required to further cut operating costs, forgo future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection. Because of the numerous risks and uncertainties associated with such developments, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the commercialization of Twirla. Our future capital requirements will depend on many factors, including:

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for Twirla;
•	the revenue received from commercial sales of Twirla;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•	the costs associated with any potential business or product acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish.

Except for the remaining two tranches under the Amended Perceptive Credit Agreement, which are contingent upon achieving certain revenue milestones, we do not have any committed external source of funds. Until such time, if ever, as we can generate substantial cash flows from product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements.

Going Concern

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $54.5 million. We believe that our cash and cash equivalents as of December 31, 2020 will be sufficient to meet our projected operating requirements through the end of 2021. We will require additional capital to fund our operating needs beyond 2021, which we expect primarily will consist of commercializing Twirla, and exploring the advancement of our existing pipeline and its possible expansion through business development activities.

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

The financial statements as of December 31, 2020 have been prepared under the assumption that we will continue as a going concern for the next 12 months following the date this Annual Report on Form 10-K is filed. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on our business plan and successfully launch Twirla. The audited financial statements as of December 31, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commitments

In April 2020, we entered into a manufacturing and commercialization agreement with Corium, Inc. (“the Corium Agreement”) for the manufacture and supply of Twirla. Under the terms of the Coriumn Agreement, Corium is to be the exclusive supplier of Twirla for ten years. The Corium Agreement includes a fixed price per unit for two years depending on annual purchase volume and quarterly minimum purchase amounts. As of December 31, 2020, the amount committed for purchases into the first quarter of 2021 is $7.0 million.

In April 2020, we entered into a project agreement (the “Project Agreement”) with inVentiv Commercial Services, LLC (“inVentiv”) under which inVentiv will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services and training services with respect to Twirla to the Company in exchange for an up-front implementation fee and a fixed annual fee. The Project Agreement has an initial term of two years from August 24, 2020, the date of the first activity undertaken by inVentiv to detail Twirla (the “Deployment Date”), unless earlier extended upon the mutual written agreement of the Parties. We may terminate the Project Agreement for any reason upon timely notice after the first anniversary of the Deployment Date; provided, however, that if we terminate the Project Agreement prior to the eighteen month anniversary of the Deployment Date, we will be obligated to pay inVentiv a termination fee, the amount of which varies depending on the date of termination. As of December 31, 2020, the minimum amount committed totals $9.3 million.

The following table summarizes our contractual obligations and commitments as of December 31, 2020 that will affect our future liquidity:

		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years

	(In thousands)
Long-term Debt Obligations	$20,000	$—	$3,300	$16,700	$—
Operating Lease Obligations	150	150	—	—	—
Purchase Obligations	16,257	16,257	—	—	—

Total	$36,407	$16,407	$3,300	$16,700	$—

Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. In November 2020, we entered into an extension for this location through December 31, 2021, and simultaneously reduced the amount of space we are leasing. We are currently seeking new facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

We had cash, cash equivalents and marketable securities of $54.5 million and $34.5 million at December 31, 2020 and December 31, 2019, respectively, consisting primarily of funds in cash, money market accounts and corporate and government debt securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Based on average invested cash of $75.1 million for the year ended December 31, 2020, a 1% increase or decrease in interest rates would have increased or decreased interest income by $0.8 million for the year ended December 31, 2020. Based on average debt outstanding of $16.7 million for the year ended December 31, 2020, a 1% increase or decrease in interest rates would have increased or decreased interest expense by $0.2 million for the year ended December 31, 2020.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2020.

Item 8. Financial Statements and Supplementary Data

Agile Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of Agile Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Agile Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, statements of changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated losses since inception, used substantial cash in operations, anticipates it will continue to incur net losses for the foreseeable future and requires additional capital to fund its operating needs beyond 2021. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product Revenue -Net
Description of the Matter

The Company sells approved product to a limited number of distributors. As discussed in Note 2, product sales are recorded net of estimated rebates and chargebacks, estimated product returns and other deductions at the time revenue is recorded. When recognizing revenue, the Company estimates the transaction price and assesses whether to constrain variable consideration. Limited historical data is available for use in developing such estimates.

The Company’s estimates of rebates, chargebacks, product returns and other deductions depend on the identification of key customer contract terms and conditions, as well as estimates of sales volumes to different classes of payers. Auditing the Company’s net product sales was complex due to the Company’s limited history of product sales, and the revenue recognition process involves significant judgment to identify and assess the terms and conditions of customer agreements and related government regulations.

How We Addressed the Matter in Our Audit

Among other procedures performed to test management’s estimates of rebates, chargebacks, product returns and other deductions we developed an independent expectation of the reserve based on the relevant terms of the customer contracts and/or obtained management’s calculations of the respective reserve and tested management’s estimate by tracing relevant inputs to the customer contracts and underlying sales data. We obtained and reviewed the Company’s estimated channel and payer mix, compared relevant inputs to underlying sales data and analyzed the impact of changes to the inputs on the estimate. We also evaluated credits and adjustments subsequent to the balance sheet date and tested the underlying sales data by confirming a sample of receivable balances directly with the Company’s customers.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Iselin, New Jersey

March 1, 2021

Agile Therapeutics, Inc.

Balance Sheets

(in thousands, except par value and share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$14,463	$34,479
Marketable securities	40,008	—
Accounts receivable, net	865	—
Prepaid expenses	1,449	840
Total current assets	56,785	35,319
Property and equipment, net	14,243	14,044
Right of use asset	138	158
Other non-current assets	1,896	19
Total assets	$73,062	$49,540

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,867	$1,819
Accrued expenses	3,348	1,804
Lease liability, current portion	138	172
Total current liabilities	7,353	3,795

Long-term debt	16,381	—
Total liabilities	23,734	3,795
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $.0001 par value, 150,000,000 shares authorized, 87,563,753 and 69,810,305 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	9	7
Additional paid-in capital	361,539	306,108
Accumulated other comprehensive income	3	—
Accumulated deficit	(312,223)	(260,370)
Total stockholders’ equity	49,328	45,745
Total liabilities and stockholders’ equity	$73,062	$49,540

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year ended December 31,
	2020	2019	2018

Revenues, net	$749	$—	$—
Cost of product revenues	282	—	—
Gross profit	467	—	—

Operating expenses:
Research and development	$13,500	$9,858	$9,777
Selling and marketing	23,285	1,085	942
General and administrative	12,735	7,915	7,797
Restructuring costs	—	—	1,019
Total operating expenses	49,520	18,858	19,535
Loss from operations	(49,053)	(18,858)	(19,535)

Other income (expense)
Interest income	309	252	366
Interest expense	(3,109)	—	(1,116)
Change in fair value of warrants	—	—	29
Total other income (expense), net	(2,800)	252	(721)
Loss before benefit from income taxes	(51,853)	(18,606)	(20,256)
Benefit from income taxes	—	—	477
Net loss	$(51,853)	$(18,606)	$(19,779)

Net loss per share (basic and diluted)	$(0.61)	$(0.38)	$(0.58)

Weighted-average common shares (basic and diluted)	84,683,084	49,432,487	34,315,931

Comprehensive loss:
Net loss	$(51,853)	$(18,606)	$(19,779)
Other comprehensive income:
Unrealized gain on marketable securities	3	—	—
Comprehensive loss	$(51,850)	$(18,606)	$(19,779)

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders' Equity

(in thousands, except share data)

	Common Stock		Additional	Accumulated		Net
	Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity

Balance December 31, 2017	34,186,342	$3	$258,092	$—	$(221,772)	$36,323
Share‑based compensation—stock options and RSUs	—	—	3,630	—	—	3,630
Vesting of RSUs	190,987	—	—	—	—	—
Net loss	—	—	—	—	(19,779)	(19,779)
Balance December 31, 2018	34,377,329	$3	$261,722	$—	$(241,551)	$20,174
Adjustment to derivitive liabilities upon adoption of ASU 2017‑11	—	—	213	—	(213)	—
Share‑based compensation— stock options and RSUs	—	—	1,762	—	—	1,762
Issuance of common stock in private placement, net of expenses	8,426,750	1	7,809	—	—	7,810
Issuance of common stock pursuant to at‑the‑market stock sales, net of expenses	12,242,436	1	21,753	—	—	21,754
Issuance of common stock upon exercise of stock options	92,271	—	164	—	—	164
Proceeds from issuance of common stock in public offering, net of expenses	14,526,315	2	12,685	—	—	12,687
Vesting of RSUs	145,204	—	—	—	—	—
Net loss	—	—	—	—	(18,606)	(18,606)
Balance December 31, 2019	69,810,305	$7	$306,108	$—	$(260,370)	$45,745
Share-based compensation - stock options and RSUs	—	—	2,818	—	—	2,818
Issuance of common stock in public offering, net of expenses	17,250,000	2	48,433	—	—	48,435
Issuance of common stock upon exercise of stock options	503,448	—	610	—	—	610
Warrants issued in connection with long-term debt	—	—	3,570	—	—	3,570
Unrealized net gain on marketable securities	—	—	—	3	—	3
Net loss	—	—	—	—	(51,853)	(51,853)
Balance December 31, 2020	87,563,753	$9	$361,539	$3	$(312,223)	$49,328

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(51,853)	$(18,606)	$(19,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	105	18	23
Amortization	171	145	—
Noncash stock-based compensation	2,818	1,762	3,630
Noncash interest	1,341	—	282
Change in fair value of warrants	—	—	(29)
Changes in operating assets and liabilities:
Accounts receivable	(865)	—	—
Prepaid expenses and other assets	(2,485)	(233)	155
Accounts payable and accrued expenses	3,641	1,377	(1,177)
Lease liability	(184)	(152)	—
Net cash used in operating activities	(47,311)	(15,689)	(16,895)

Cash flows from investing activities:
Purchases of marketable securities	(54,837)	—	—
Sales and maturities of marketable securities	14,500	—	—
Acquisition of property and equipment	(353)	(98)	(318)
Net cash used in investing activities	(40,690)	(98)	(318)

Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of offering costs	48,434	12,687	—
Proceeds from issuance of long-term debt	20,000	—	—
Principal payments of long-term debt	—	—	(10,888)
Debt financing costs paid	(1,059)	—	—
Proceeds from issuance of common stock in private placement, net of offering costs	—	7,810	—
Proceeds from At-the-Market sales of common stock, net of offering costs	—	21,754	—
Proceeds from exercise of stock options	610	164	—
Net cash provided by (used in) financing activities	67,985	42,415	(10,888)

Net (decrease) increase in cash and cash equivalents	(20,016)	26,628	(28,101)
Cash and cash equivalents, beginning of period	34,479	7,851	35,952
Cash and cash equivalents, end of period	$14,463	$34,479	$7,851

Supplemental disclosure of noncash financing activities
Warrants issued in connection with long-term debt	$3,570	$—	$—
Supplemental cash flow information
Interest paid	$2,099	$—	$1,370
Cash paid for income taxes	$—	$—	$—
Non‑cash transactions
Property and equipment purchases included in accounts payable	$—	$49	$—

See accompanying notes.

Agile Therapeutics, Inc.

Notes to Financial Statements

December 31, 2020

(in thousands, except share and per share data)

1. Organization and Description of Business

Nature of Operations

Agile Therapeutics, Inc. (“Agile” or the “Company”) was incorporated in Delaware on December 22, 1997. Agile is a women's healthcare company dedicated to fulfilling the unmet health needs of today's women. The Company's activities since inception have consisted principally of raising capital and performing research and development, including development of the Company’s lead product, Twirla. The Company is headquartered in Princeton, New Jersey.

The Company’s sole approved product, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that received approval from the U.S. Food and Drug Administration, or FDA in February 2020. Substantially all of the Company’s resources are currently dedicated to commercializing Twirla in the United States. The Company has generated minimal product revenue to date and is subject to a number of risks similar to those of other early stage companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the potential need to obtain additional capital necessary to fund the development of its products, competition from larger companies and compliance with FDA and other government regulations. If the Company does not successfully commercialize any product candidates, it will be unable to generate recurring product revenue or achieve profitability. The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of December 31, 2020, the Company had an accumulated deficit of approximately $312 million.

The Company expects to continue to incur significant expenses and increased operating losses for the foreseeable future and that its operating expenses will increase substantially in connection with its ongoing activities, as the Company:

●	maintains a sales and marketing infrastructure to commercialize Twirla in the United States;
●	continues to evaluate additional line extensions for Twirla and initiates development of potential product candidates in addition to Twirla;
●	maintains, leverages and expands the Company’s intellectual property portfolio; and
●	adds operational, financial and management information systems and personnel, including personnel to support the Company’s product development and future commercialization efforts.

The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings (see Note 10), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding.

Going Concern

As of December 31, 2020, the Company had cash, cash equivalents and marketable securities of $54.5 million. The Company believes that its cash, cash equivalents and marketable securities as of December 31, 2020 will be sufficient to meet its projected operating requirements through the end of 2021. The Company will require additional capital to fund its operating needs beyond 2021, which primarily will include commercializing Twirla, and exploring the advancement of its existing pipeline and its possible expansion through business development activities.

The Company has generated losses since inception, used substantial cash in operations and anticipates it will continue to incur net losses for the foreseeable future. The Company’s ability to continue operations beyond 2021 will

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

depend on its ability to obtain additional capital, and there can be no assurance that any financing can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern through the 12 months following the date on which this Annual Report on Form 10-K is filed.

The Company continues to analyze various alternatives, including refinancing alternatives, asset sales and mergers and acquisitions. The Company’s future success depends on its ability to raise additional capital as discussed above. The Company cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current stockholders will experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company then may be unable to complete the commercialization of Twirla, and may also be required to cut operating costs, and forego future development and other opportunities.

The audited financial statements as of December 31, 2020 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan and successfully launch Twirla. The audited financial statements as of December 31, 2020 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

2. Summary of Significant Accounting Polices

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented. Certain reclassifications have been made to prior periods to conform with current reporting. On the balance sheet, our right of use asset has been stated separately from other non-current assets. On the statement of operations, the Company has separated the presentation of selling and marketing expenses from the total general and administrative expenses in the current period. To conform prior year amounts to the current period presentation, totals of $1.1 million and $0.9 million were reclassified from general and administrative expenses to selling and marketing expenses for the years ended December 31, 2019 and 2018, respectively.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenue and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, revenue recognition, the accounting for common stock warrants, stock-based compensation, income taxes, and accounting for research and development costs. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

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

It should be noted that current public health threats could adversely affect the Company’s ongoing or planned business operations. In particular, the ongoing COVID-19 pandemic has resulted in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, access restrictions, restrictions on public gatherings, and stay at home orders. The effect of these orders, government imposed quarantines and measures the Company has taken, such as implementing work-at-home policies, may negatively impact productivity, disrupt the Company’s business and could delay the Company’s commercialization timeline. The Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if the Company or any of the third parties with whom it engages, including personnel at third-party manufacturing facilities and other third parties with whom the Company conducts business, were to experience shutdowns or other business disruptions, the Company’s ability to conduct its business in the manner and on the timeline presently planned could be materially and adversely impacted. While it is unknown how long these conditions will last and what the complete effect will be on the Company, to date, the Company has been able to continue to execute on its plans according to the related timelines. The Company will continue to closely monitor events as they develop and evaluate alternative, mitigating measures it can implement if needed.

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

Trade Accounts Receivable and Allowances

Trade accounts receivable are amounts owed to the Company by its customers for product that has been delivered. The trade accounts receivable are recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses is the Company’s estimate of losses over the life of the receivables. The Company evaluates forward looking economic factors and uses professional judgment to

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

determine the allowance for credit losses, as Twirla was commercially launched in December 2020 and historical data is not yet available. The credit loss reserves are reviewed and adjusted periodically.

Trade accounts receivable are aged based on the contractual payment terms. When the collectability of an invoice is no longer probable, the Company will create a reserve for that specific receivable. If a receivable is determined to be uncollectible, it is charged against the general credit loss reserve or the reserve for the specific receivable, if one exists.

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments, disclosures of fair value information about financial instruments are required, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Cash, cash equivalents, and marketable securities are carried at fair value (see Note 3).

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which approximates fair value given their short-term nature.

Inventory

Inventory is valued utilizing the weighted average costing method. The Company records an inventory reserve for losses associated with dated, expired, excess or obsolete items. This reserve is based on management’s current knowledge with respect to inventory levels and planned production. Management does not believe the Company’s inventory is subject to significant risk of obsolescence in the near term.

The Company’s third-party manufacturer, Corium, has completed the validation of the commercial manufacturing process for Twirla. The costs associated with validation batches were expensed as research and development expenses during the period the costs were incurred. The Company is using this validation product for commercial supplies and samples of Twirla. Since the Company did not capitalize any validation product, all sales of this validation product will have no product cost associated with it. During the year ended December 31, 2020, the cost basis of product sold that had a carrying value of zero was approximately $0.1 million. Had such inventory been valued at acquisition cost, it would have resulted in an increase in cost of goods sold and a decrease in gross profit. The Company expects inventories with a carrying value of zero to be utilized in 2021. All future production of commercial supplies will be capitalized as inventory.

Property and Equipment

Property and equipment, consisting of manufacturing equipment, is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line, method over the estimated useful lives of the assets. Currently, all fixed assets pertain to production equipment at the Company’s third party manufacturing partner and have an estimated useful life of 7 years.

Expenditures incurred after the fixed assets have been put into operation, such as repairs and maintenance, are charged to earnings in the period in which costs are incurred. Improvements and additions are capitalized in accordance with Company policy.

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe that there has been any impairment of the carrying value of any long-lived assets as of December 31, 2020.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

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

Advertising Costs

The Company has elected to expense advertising costs when incurred. Advertising costs totaled $5.5 million and $0 for the years ended December 31, 2020 and 2019, respectively.

Deferred Financing Costs

Costs directly attributable to the Company’s term loan (see Note 9) are deferred and reported as a reduction of the related term loan. These costs represent legal fees and other costs related to the term loan and are being amortized utilizing the straight-line method over the term of the loan. Amortization of deferred financing costs charged to interest expense was approximately $231, $0 and $133 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Major customers of the Company are defined as those constituting greater than 10% of its total revenue. In 2020, the Company had sales to three customers that individually accounted for more than 10% of our total revenue. These customers had sales of $0.3 million, $0.2 million, and $0.2 million, respectively, which represented 97% of total revenues in the aggregate. Accounts receivable related to these major customers comprised 35%, 32%, and 30%, respectively.

Revenue Recognition

The Company recognizes revenue from the sale of its product, Twirla, in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

In accordance with ASC 606, the Company recognizes revenue at the point in time when its performance obligation is satisfied by transferring control of the promised goods or services to a customer. In accordance with the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

product is sold to and received by a customer. The Company’s customers are located in the United States and consist primarily of wholesale distributors. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the balance sheet, net of various allowances as described in the Trade Accounts Receivable and Allowance policy.

The amount of revenue recognized by the Company is equal to the amount of consideration that is expected to be received from the sale of product to its customers. Revenue is only recognized when it is probable that a significant reversal will not occur in future periods. To determine whether a significant reversal will occur in future periods, the Company assesses both the likelihood and magnitude of any such potential reversal of revenue.

Twirla is sold to customers at the wholesale acquisition cost (WAC). However, the Company records product revenue, net of reserves for applicable variable consideration. These types of variable consideration items reduce revenue and include the following:

•Distribution services fees

•Prompt pay and other discounts

•Product returns

•Chargebacks

•Rebates

•Co-payment assistance

An estimate for each variable consideration item is made and is recorded in conjunction with the revenue being recognized. Generally, if the estimated amount is payable to a customer, it is recorded as a reduction to accounts receivable. If the estimated amount is payable to an entity other than a customer, it is recorded as a current liability. An estimated amount of variable consideration may differ from the actual amount. At each balance sheet date, these provisions are analyzed, and adjustments are made if necessary. Any adjustments made to these provisions would affect net product revenue and earnings in the current period.

In accordance with ASC 606, the Company must make significant judgments to determine the estimate for certain variable consideration. For example, the Company must estimate the percentage of end-users that will obtain the product through public insurance such as Medicaid or through private commercial insurance. To determine these estimates, the Company relied on industry standard data and trend analysis since historical sales data was not available as Twirla was launched in December 2020. As historical data becomes available, the Company will incorporate that data into its estimates of variable consideration.

The specific considerations that the Company uses in estimating these amounts related to variable considerations are as follows.

Distribution services fees – The Company pays distribution service fees to its wholesale distributors. These fees are a contractually fixed percentage of WAC and are calculated at the time of sale based on the purchase amount. The Company records these fees as contra trade accounts receivable on the balance sheet.

Prompt pay and other discounts – The Company incentivizes its customers to pay their invoices on time through prompt pay discounts. These discounts are an industry standard practice and the Company offers a prompt pay discount to each wholesale distributor customer. The specific prompt pay terms vary by customer and are contractually fixed. Prompt pay discounts are typically taken by the Company’s customers, so an estimate of the discount is recorded at the time of sale based on the WAC. Prompt pay discount estimates are recorded as contra trade accounts receivable on the balance sheet.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

The Company may also give other discounts to its customers to incentivize purchases and promote customer loyalty. The terms of such discounts may vary by customer. These discounts reduce gross product revenue at the time the revenue is recorded.

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than twelve months. Twirla was commercially launched in December 2020 and there were no returns as of December 31, 2020. As time passes and historical data becomes available, the Company will begin to use historical sales and return data to estimate future product returns.

Chargebacks – Certain government entities and covered entities will be able to purchase the product at a price discounted below WAC. The Company is currently in the process of finalizing agreements with these types of entities. The difference between the government or covered entity purchase price and the wholesale distributor purchase price of WAC will be charged back to the Company. The Company estimates the amount in chargebacks based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Estimated chargebacks are recorded as contra trade accounts receivable on the balance sheet.

Rebates – The Company will be subject to mandatory discount obligations under the Medicaid and Tricare programs. The Company is currently in the process of finalizing these agreements with Medicaid and Tricare. The rebate amounts for these programs are determined by statutory requirements or contractual arrangements. Rebates are owed after the product has been dispensed to an end user and the Company has been invoiced. Rebates for Medicaid and Tricare are typically invoiced in arrears. The Company estimates the amount in rebates based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Rebate estimates are recorded as other current liabilities on the balance sheet.

Co-payment assistance - The Company offers a co-payment assistance program to commercially insured patients whose insurance requires a co-payment to be made when filling their prescription. This is a voluntary program that is intended to provide financial assistance to patients meeting certain eligibility requirements. The Company estimates the amount of co-payment assistance based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Co-payment assistance estimates are recorded as other current liabilities on the balance sheet.

The following table provides a summary of the Company’s sales allowances and related accruals for the year ended December 31, 2020 which have been deducted in arriving at revenues, net.

	December 31,	Allowances for	Payments &	December 31,
	2019	current period sales	credits	2020
Customer credits, discounts and allowances	$—	$187	$—	$187
Rebates and co-pay assistance	—	116	—	116
Total	$—	$303	$—	$303

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

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

Warrants to purchase 62,505 shares of common stock at $6.00 per share expired on December 14, 2019, and none of these warrants are outstanding as of December 31, 2020.

The warrants issued in connection with the Company’s debt financing completed in February 2015 are classified as a component of stockholders’ equity. The value of such warrants was determined using the Black-Scholes option-pricing model. These warrants expired without being exercised on February 24, 2020.

In connection with entering into a senior secured term loan facility in February 2020, the Company issued warrants to purchase 1,400,000 shares of its common stock. These warrant instruments qualify for equity classification and have been allocated based upon the relative fair value of the base instrument and the warrant. See Note 9 for additional information.

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

The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no uncertain tax positions as of December 31, 2020 that qualify for either recognition or disclosure in the financial statements under this guidance.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. Cost associated with performance-based restricted stock units with a performance condition which affects the vesting is recognized only if the performance condition is probable of being satisfied.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating and reporting segment, which is the business of commercializing its transdermal patch for use in contraception.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2020, 2019 and 2018, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	Year Ended December 31,
	2020	2019	2018
Common stock warrants	1,400,000	180,274	242,779
Unvested restricted stock units	159,795	—	147,554
Common stock options	8,519,086	7,192,357	5,687,901
Total	10,078,881	7,372,631	6,078,234

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

additional paid-in capital. As a result of the adoption of ASU 2017-11, effective January 1, 2019, the Company no longer measures these warrants at fair value.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016 13 was adopted by the Company on January 1, 2020 and had no current impact on the Company as the Company did not have any financial instruments covered by the topic on the date of adoption.  In December 2020, the Company recognized its first sales of Twirla resulting in a receivable of $0.9 million at December 31, 2020.  The Company applied the new credit standard to these transactions resulting in an immaterial allowance for credit losses at December 31, 2020.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1—Quoted prices in active markets for identical assets and liabilities. The Company’s Level 1 assets consist of cash and cash equivalents. The Company has no Level 1 liabilities.
●	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities. The Company has no Level 2 assets or liabilities.
●	Level 3—Unobservable inputs that are supported by little or no market data and which require internal development of assumptions about how market participant price the fair value of the assets or liabilities. The Company has no Level 3 assets or liabilities.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

The following tables set forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of December 31, 2020 and 2019:

	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Cash and cash equivalents	$14,463	$—	$—
Marketable securities	—	40,008	—
Total assets at fair value	$14,463	$40,008	$—

	Level 1	Level 2	Level 3
December 31, 2019
Assets:
Cash and cash equivalents	$34,479	$—	$—
Total assets at fair value	$34,479	$—	$—

There were no transfers between Level 1, 2 or 3 during 2020 or 2019.

4. Marketable Securities

The following is a summary of marketable securities, classified as available-for-sale:

		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
December 31, 2020

U.S. government obligations (maturing in one year or less)	$7,035	$2	$—	$7,037
Corporate debt securities (maturing in one year or less)	32,970	1		32,971
Total marketable securities	$40,005	$3	$—	$40,008

The Company holds investment-grade marketable securities. There were no continuous unrealized loss positions in excess of twelve months as of December 31, 2020. Marketable securities include $0.1 million of accrued interest income at December 31, 2020.

5. Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,	December 31,
	2020	2019
Prepaid insurance	$680	$656
Other	769	184
Total prepaid expenses	$1,449	$840

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

6. Property and Equipment

Property and equipment, consisting of manufacturing, office and computer equipment, is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line, method over the estimated useful lives of the assets. Property and equipment consist of the following:

	December 31,		Estimated
	2020	2019	Life
Office equipment	$—	$49
Computer equipment	—	179
Manufacturing equipment	14,328	14,203	7 years
	14,328	14,431
Less: accumulated depreciation	(85)	(387)
Property and equipment	$14,243	$14,044

Upon successful completion of the validation of the commercial manufacturing process for Twirla by the Company’s contract manufacturer, Corium, and the announcement of the commercial launch of Twirla in December 2020, manufacturing equipment with a cost of $14.3 million was placed into service and started being depreciated.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2020	2019
Employee bonuses	$1,697	$1,437
Accrued professional fees and other	1,651	367
Total accrued liabilities	$3,348	$1,804

8. Leases

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

The Company has no finance leases and one operating lease for office space in Princeton, NJ. On November 11, 2020, the Company entered into an extension for this location through December 31, 2021 and simultaneously reduced the amount of space it was leasing. Operating lease expense was $190 and $193 for the years ended December 31, 2020 and 2019, respectively.

Operating cash flows used for operating leases during the years ended December 31, 2020 and 2019 were $184 and $152, respectively. As of December 31, 2020, the weighted-average remaining lease term was 1.0 years and the weighted average discount rate was 15.2%.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

2021	$150
Total	$150
Less: Interest	(12)
Present value of lease liability	$138

9. Credit Agreement and Guaranty

On February 10, 2020 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP, a related party (“Perceptive”), for a senior secured term loan credit facility of up to $35.0 million, (the “Perceptive Credit Agreement”). A first tranche of $5.0 million was funded on execution of the Perceptive Credit Agreement. A second tranche of $15.0 million was funded as a result of the approval of Twirla by the FDA. Another $15.0 million tranche will be available to the Company based on the achievement of certain revenue milestones. On February 26, 2021 the Perceptive Credit Agreement was amended (“Amended Perceptive Credit Agreement”) to increase the total amount available to the Company to $45.0 million by creating a fourth tranche of $10.0 million that will be available based on the achievement of a revenue milestone.

The facility will mature on February 10, 2024 (“Maturity Date”). The Company is scheduled to make interest-only payments on the loans under the Perceptive Credit Agreement until February 10, 2023. Thereafter, the Company is required to make monthly principal payments in an amount equal to 1.50% of the principal amount of the outstanding loans until February 10, 2024.

Borrowings under the Amended Perceptive Credit Agreement will accrue interest at an annual rate equal to the London Interbank Offered Rate for one-month deposits (“LIBOR”) plus 10.25%, provided that LIBOR shall not be less than 1.5%. The rate of interest in effect as of the Closing Date and at December 31, 2020 was 11.75%. Upon the occurrence and during the continuance of any event of default under the Amended Perceptive Credit Agreement, the interest rate automatically increases by 3.0% per annum.

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

All of the Company’s obligations under the Amended Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property.

The Amended Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customary for similar financings. The negative covenants restrict or limit the ability of the Company to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain investments or restricted payments (each as defined in the Amended Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Amended Perceptive Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2021, report revenues for the trailing 12-month period that exceed the amounts set forth in the

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

Amended Perceptive Credit Agreement, which range from $3.8 million for the fiscal quarter ending June 30, 2021 to $87.1 million for the fiscal quarter ending December 31, 2023. The Company received a covenant waiver pertaining to the existence of substantial doubt about the Company’s ability to continue as a going concern as disclosed in Note 1. The Company was in compliance with the remaining covenants under the Amended Perceptive Credit Agreement as of December 31, 2020.

In connection with the Perceptive Credit Agreement, the Company issued to Perceptive two warrants to purchase an aggregate of 1,400,000 shares of the Company’s common stock (together, the “Perceptive Warrants”). The first warrant is exercisable for 700,000 shares of common stock at an exercise price of $3.74 per share. The second warrant is exercisable for 700,000 shares of common stock at an exercise price of $4.67 per share. The Perceptive Warrants contain anti-dilution provisions and other warrant holder protections. The Perceptive Warrants are not exercisable to the extent that Perceptive would beneficially own more than 19.99% of the Company’s common stock as a result of the exercise. The Perceptive Warrants expire on February 10, 2027. In connection with the Amended Perceptive Credit Agreement, the Company issued to Perceptive a warrant to purchase 450,000 shares of the Company’s common stock.

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

December 31,
2020
Notes payable	$20,000
Debt issuance costs	(828)
Warrant discount	(2,791)
Long-term debt	$16,381

10. Stockholders’ Equity

The Company’s Certificate of Incorporation, among other things: (i) authorizes 150,000,000 shares of common stock; (ii) authorizes 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Board in one or more series; (iii) provides that the Board be divided into three classes with staggered three-year terms, with one class of directors to be elected at each annual meeting of the Company’s stockholders; (iv) provides that directors may only be removed with cause and only upon the affirmative vote of holders of at least 75% of the voting power of all then-outstanding shares of capital stock of the Company entitled to vote generally in the election of directors; (v) provides that only the Board, the chairman of the Board or the chief executive officer may call a special meeting of stockholders; and (vi) requires that any action instituted against the Company’s officers or directors in connection with their service to the Company be brought in the State of Delaware.

Shelf Registration Statements

On October 2, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $200.0 million (“the 2020 Shelf Registration Statement”). On October 14, 2020, the 2020 Shelf Registration Statement was declared

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

effective by the SEC. Prior to the 2020 Shelf Registration Statement, the Company had filed a universal shelf registration statement in November 2018 for the issuance of up to $100.0 million of securities, (“the 2018 Shelf Registration Statement”), which was declared effective by the SEC on November 14, 2018.

On January 23, 2019, the Company filed a prospectus supplement to the 2018 Shelf Registration Statement registering an at-the-market offering program entered into for the sale of up to $10.0 million of shares of the Company’s common stock. In the year ended December 31, 2019, the Company sold a total of 1,801,528 shares of the Company’s common stock under the ATM program resulting in net proceeds of approximately $2.5 million.

In August 2019, the Company filed a prospectus supplement to the 2018 Shelf Registration Statement registering a public offering of 14,526,315 shares of common stock at a price of $0.95 per share. Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses, were approximately $12.7 million.

On November 8, 2019, the Company filed a prospectus supplement to the 2018 Shelf Registration Statement registering an at-the-market offering program entered into for the sale of up to $20.0 million of shares of the Company’s common stock. In the year ended December 31, 2019, the Company sold a total of 10,440,908 shares of common stock under this ATM program, representing all of the capacity, resulting in net proceeds of approximately $19.3 million.

On February 21, 2020, the Company filed a prospectus supplement to the 2018 Shelf Registration Statement registering a public offering of 17,250,000 shares of common stock at a price of $3.00 per share. Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses were approximately $48.4 million.

Private Placement

In March 2019, the Company completed a private placement of 8,426,750 shares of common stock at $0.93 per share. Proceeds from the Company’s private placement, net of offering costs were approximately $7.8 million.

11. Equity Incentive Plans

Stock options

The Company had granted stock options under an amended and restated 1997 Equity Incentive Plan (the “1997 Plan”) and a 2008 Equity Incentive Plan (the “2008 Plan”). The plans provided for the granting of incentive and non-statutory options and stock awards to consultants, directors, officers and employees. Such options are exercisable for a period of ten years and generally vest over a four-year period. In conjunction with the adoption of the 2008 Plan in April 2008, no additional grants were made from the 1997 Plan and issued options from the 1997 Plan remain outstanding. In 2014, the Board approved the 2014 Incentive Compensation Plan (the “2014 Plan”). The 2014 Plan is the successor to the Company’s 2008 Plan and 1997 Plan. In conjunction with the adoption of the 2014 Plan in 2014, no additional grants were made from the 2008 Plan and options from the 1997 Plan and the 2008 Plan remain outstanding. In June 2018, the 2014 Plan was amended and restated, and the Amended and Restated 2014 Incentive Compensation Plan is now referred to as the Amended 2014 Plan. As of December 31, 2020, there were 1,980,203 shares available for future grant under the Amended 2014 Plan.

Through December 31, 2020, the Company granted options to certain employees and nonemployees to purchase shares of common stock at exercise prices ranging from $0.60 to $10.75 per share. The Company recorded noncash

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 based on the fair market value of the options and shares granted at the grant date. Stock-based compensation expense was as follows:

	Year Ended
	December 31,
	2020	2019	2018
Cost of goods sold	$14	$—	$—
Research and development	651	522	1,274
General and administrative	2,153	1,240	2,356
Total	$2,818	$1,762	$3,630

The following assumptions were used to compute employee stock-based compensation under the Black-Scholes option pricing model:

	2020	2019	2018
Risk‑free interest rate	.40% - 1.68%	1.74% ‑ 2.61%	2.57%
Expective volatility	65% ‑ 106%	65%	70%
Expected dividend yield	0%	0%	0%
Expected life (in years)	6.25	6.25	6.25

Risk-free interest rate. The Company bases the risk-free interest rate assumption on observed interest rates appropriate for the expected term of the stock option grants.

Expected dividend yield. The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

Expected volatility. The expected volatility assumption was based on volatilities of a peer group of similar companies whose share prices are publicly available until August 2020. The peer group was developed based on comparable companies in the biotechnology and pharmaceutical industries. In August 2020, the Company transitioned to its own expected volatility based on sufficient historical data.

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

As of December 31, 2020, the unrecorded deferred stock-based compensation balance related to stock options was approximately $4.0 million and will be recognized over an estimated weighted-average amortization period of 2.8 years. The weighted average grant date fair value of options granted during the year ended December 31, 2020 was $1.70.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

The following table summarizes the options outstanding, options vested and the options exercisable as of December 31, 2020, 2019 and 2018:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Options	Price	Life (Years)	Intrinsic Value
Options outstanding at December 31, 2018	5,687,901	4.34	7.4
Options granted	2,805,600	1.18
Options exercised	(92,271)	1.78
Options cancelled/forfeited	(1,208,873)	2.70
Options outstanding at December 31, 2019	7,192,357	3.42	7.2
Options granted	2,539,403	2.80
Options exercised	(503,448)	1.21
Options cancelled/forfeited	(709,226)	6.20
Options outstanding at December 31, 2020	8,519,086	3.13	7.3	$6,153
Options exercisable at December 31, 2020	5,300,428	3.46	6.3	$5,086
Vested and expected to vest at December 31, 2020	8,519,086			$6,153

Intrinsic value in the tables was calculated as the difference between the Company's stock price at December 31, 2020, of $2.87 per share, and the exercise price, multiplied by the number of options.

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

During the year ended December 31, 2020, the Company granted a total of 52,651 RSUs to executive officers of the Company. These RSUs vest on the one-year anniversary of the grant date. During the year ended December 31, 2020, the Company granted a total of 107,144 RSUs to directors of the Company. These RSUs vest ratably over one and three years.

As of December 31, 2020, the unrecorded deferred stock-based compensation balance related to RSUs was approximately $0.2 million and will be recognized over an estimated weighted-average amortization period of 1.0 years.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

The following table shows the Company's restricted stock unit activity during the years ended December 31, 2020, and 2019:

		Weighted Average	Aggregate
	Shares	Grant Date Fair Value	Intrinsic Value
Restricted stock units outstanding at December 31, 2018	147,554	3.03
Vested	(147,554)	3.03	$129
Restricted stock units outstanding at December 31, 2019	—	—
Granted	159,795	2.81
Restricted stock units outstanding at December 31, 2020	159,795		$458

Performance Based Restricted Stock Awards

In January 2018, the Company granted up to 365,000 shares of performance-based restricted stock units ("Performance Units") under the 2014 Plan primarily to executive officers, which were largely contingent upon the achievement of performance goals during the performance period beginning on the date of grant and ending on December 31, 2019 as set forth in each individual's Performance Unit agreement. Performance Units granted in January 2018 replaced Performance Units granted in April 2017 which expired. During 2018, 50,000 Performance Units were cancelled and as of December 31, 2018 315,000 Performance Units remained outstanding. The remaining 315,000 Performance Units expired in December 2019 as the performance goals were not achieved, and there are no Performance Units outstanding as of December 31, 2020.

12. Accumulated Other Comprehensive Income

The change in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the year ended December 31, 2020 is summarized below:

Unrealized
Gain on
Marketable
Securities
Balance December 31, 2019	$—
Other comprehensive income	3
Balance December 31, 2020	$3

13. Income Taxes

On December 22, 2017, the then President of the United States signed into law an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as “the Tax Cuts and Jobs Act or the “TCJA”), which introduced a comprehensive set of tax reforms. The Tax Cuts and Jobs Act significantly revises U.S. tax law by, among other provisions, lowering the Company’s corporate tax rate from 34% to 21% and eliminating or reducing certain income tax deductions.

In December 2017, in accordance with the SEC Staff Accounting Bulletin (“SAB”) 118–Income Tax Accounting Implications of the TCJA, the Company recorded tax effects on a provisional basis based on a reasonable estimate. The TCJA did not have a material impact on the Company's financial statements because its deferred temporary differences are fully offset by a valuation allowance and the Company does not have any offshore earnings from which to record the

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

mandatory transition tax. During 2018, the Company completed its analysis under SAB 118 and no additional tax effects due to rate-remeasurement were required to be recorded.

On March 27, 2020 the US government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which includes numerous modifications to income tax provisions, including a limitation on business interest expense and net operating loss provisions and the acceleration of alternative minimum tax credits. Given the Company’s history of losses, the CARES Act did not have a material impact on its tax provision.

As of December 31, 2020, the Company had available net operating loss carryforwards (“NOLs”) of approximately $281.7 million for federal and $107.2 million for state income tax reporting purposes. Under the TCJA, the federal NOLs generated after 2017, approximately $84.0 million, can be carried forward indefinitely, while the NOLs generated through taxable years ending December 31, 2017, approximately $197.7 million, are available to offset future federal taxable income, if any, through 2037. The Company also has research and development tax credit carryforwards of approximately $6.5 million and $1.8 million for federal and state income tax reporting purposes, respectively, which are available to reduce federal income taxes, if any, through 2040 and state income taxes, if any, through 2035.

The Internal Revenue Code of 1986, as amended (the “Code”) provides for a limitation on the annual use of NOLs and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes, as defined by the Code that could significantly limit the Company’s ability to utilize these carryforwards. At this time, the Company has not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since the Company’s formation, due to the costs and complexities associated with such a study. The Company is likely to have experienced various ownership changes, as defined by the Code, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company may not be able to take full advantage of these carryforwards for federal and state income tax purposes. The Company does not have any significant unrecognized tax benefits.

As of December 31, 2020, the Company has not accrued interest or penalties related to uncertain tax positions. The Company’s tax returns for the years ended December 31, 2017 through December 31, 2019 are still subject to examination by major tax jurisdictions. However, the Internal Revenue Service (“IRS”) and state tax jurisdictions can audit the NOLs generated in prior years in the years that those NOLs are utilized.

For all years through December 31, 2020, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment in known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$66,907	$55,216
Research credit carryforward	7,909	7,609
Stock options and other	1,962	3,225
Total gross deferred tax assets	76,778	66,050
Valuation allowance for deferred tax assets	(76,778)	(66,050)
Net deferred tax assets	$—	$—

The net change in the valuation allowance for the years ended December 31, 2020 and 2019 was an increase of $10.6 million and an increase of $5.3 million, respectively.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2020	2019	2018
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State income tax benefit, net of federal benefit	1.0%	7.0%	6.0%
Research and development tax credits	0.7%	4.0%	3.0%
Other	(2.0)%	(4.0)%	(4.0)%
Increase to valuation allowance	(20.7)%	(28.0)%	(24.0)%
Effective income tax rate	0.0%	0.0%	2.0%

Sale of New Jersey Net Operating Losses

The Company has participated in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) sponsored by The New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused NOLs and unused research and development credits to sell these tax benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey. The Program is administered by The New Jersey Economic Development Authority and the New Jersey Department of the Treasury’s Division of Taxation. In January 2018, the Company completed the sale of NOLs totaling approximately $0.5 million. This amount is a current state tax benefit and is reflected in the statement of operations for the year ended December 31, 2018. The Company had previously reached the maximum lifetime benefit of $15.0 million under the historical Program, however in January 2021 the Program was amended to extend the maximum lifetime benefit to $20.0 million. The Company is currently evaluating the potential sale of NJ NOLs under this new threshold.

14. 2019 Retention Plan

In July 2019, the Company adopted a retention plan (the “2019 Retention Plan”) for all employees (with the exception of the Chairman and Chief Executive Officer) in order to induce such employees to remain employed by the Company through at least the extended PDUFA goal date of February 14, 2020.

Each employee who participated in the 2019 Retention Plan and remained continuously employed by the Company through the approval of Twirla was to be paid a lump-sum cash payment in an amount determined for each eligible employee by the Compensation Committee at the time of the adoption of the 2019 Retention Plan. If an eligible employee terminated employment prior to the approval for any reason, no such retention payment was payable to the

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

eligible employee. With the approval of Twirla in February 2020, the cash portion of the 2019 Retention Plan in the amount of approximately $0.3 million was expensed and paid to eligible employees in February 2020.

All employees (with the exception of the Chairman and Chief Executive Officer) who were employed by the Company as of July 3, 2019 were also granted a stock option to purchase the number of shares of common stock as approved by the Compensation Committee, with a per share exercise price of $1.48, representing the closing price of the Company’s common stock as reported by Nasdaq on the date of grant. For each option, 50% of the option vested on July 3, 2020 and the remaining 50% vested on December 31, 2020.

In addition, the vesting schedule for the stock options granted in January 2019 was amended for all employees (with the exception of the Chairman and Chief Executive Officer) holding such options who were employed on July 3, 2019 as follows: 50% of the option vested on January 29, 2020, 25% vested on June 30, 2020 and the remaining 25% vested on December 31, 2020. The change in vesting schedule was approved by the Compensation Committee and did not have a material impact on the Company’s statement of operations.

15. Commitments and Contingencies

The Company has several firm purchase commitments, primarily related to the manufacture and supply of Twirla and the supply of a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services. Future firm purchase commitments under these agreements, the last of which ends in 2030, total $16.3 million. This amount does not represent all of the Company’s anticipated purchases in the future, but instead represents only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend in 2021 or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. As of December 31, 2020, the Company has not recorded a provision for any contingent losses.

16. Subsequent Event

On February26, 2021, the Company entered into the Amended Perceptive Credit Agreement, which amends the Credit Agreement and Guarantee dated February 10, 2020 between the Company and Perceptive. The Amended Perceptive Credit Agreement increases the total amount of credit available to the Company under the Credit Agreement to $45.0 million by creating a fourth tranche of $10.0 million that will be available based on the achievement of a revenue milestone. The interest rate and 1% fee payable upon the drawing of a tranche set forth in the Credit Agreement will also apply to the fourth tranche created by the Amended Perceptive Credit Agreement. Perceptive will receive an additional warrant to purchase 450,000 shares of common stock in connection with entering into the Amended Perceptive Credit Agreement.

17. Quarterly Data (Unaudited)

The following tables summarize the quarterly results of operations for each of the quarters in 2020 and 2019. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2020

(in thousands, except share and per share data)

financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth herein (in thousands, except per share amounts).

	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Total revenue	$—	$—	$—	$749
Gross profit	$—	$—	$—	$467
Operating expenses	$7,617	$10,039	$14,656	$17,208
Net loss	$(7,883)	$(10,826)	$(15,524)	$(17,620)
Basic and diluted net loss per common share	$(0.10)	$(0.12)	$(0.18)	$(0.20)

	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Total revenue	$—	$—	$—	$—
Operating expenses	$4,707	$3,547	$4,499	$6,105
Net loss	$(4,669)	$(3,484)	$(4,432)	$(6,021)
Basic and diluted net loss per common share	$(0.13)	$(0.08)	$(0.08)	$(0.10)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act and is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to:

●	Provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our independent registered public accounting firm because as a non-accelerated filer, we are exempt from this requirement.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)         Financial Statements

The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Financial Statements and Supplementary Data.”

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

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference, Exhibit 3.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed May on 30, 2014.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference, Exhibit 3.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 30, 2014.)

4.1

Specimen Certificate evidencing shares of Registrant’s common stock. (Incorporated by reference, Exhibit 4.1 to Company’s Third Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 9, 2014.)

4.2

Warrant Agreement between Agile Therapeutics, Inc. and Perceptive Credit Holdings III, LP, dated as of February 10, 2020 (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 12, 2020.)

4.3

Warrant Agreement between Agile Therapeutics, Inc. and Perceptive Credit Holdings III, LP, dated as of February 10, 2020 (Incorporated by reference, Exhibit 4.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 12, 2020.)

4.4	Warrant Agreement between Agile Therapeutics, Inc. and Perceptive Credit Holdings III, LP, dated as of February 26, 2021.

4.5	Description of Capital Stock (Incorporated by reference, Exhibit 4.4 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on February 20, 2020.)

10.1+	Form of Indemnification Agreement. (Incorporated by reference, Exhibit 10.1 to Company’s Second Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 5, 2014.)

Exhibit Number
10.2+

Agile Therapeutics, Inc. Amended and Restated 1997 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder. (Incorporated by reference, Exhibit 10.2 to Company’s Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.3+

Agile Therapeutics, Inc. Amended and Restated 2008 Equity Incentive Plan and form of Nonqualified Stock Option Agreement and form of Incentive Stock Option Agreement thereunder. (Incorporated by reference, Exhibit 10.3 to Company’s Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.4+	Form of Performance Unit Issuance Agreement (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on January 26, 2018.)

10.5

Lease Agreement, dated November 19, 2010, by and between the Registrant and Bunn Farm Associates, LLC, as modified by the Lease Amendment, dated November 20, 2012, by and between the Registrant and Bunn Farm Associates, LLC, and the Second Lease Amendment, dated July 24, 2013, by and between the Registrant and Bunn Farm Associates, LLC, (Incorporated by reference, Exhibit 10.11 to Company’s Registration Statement on Form S-1, file number 333-194621, filed on March 17, 2014.)

10.6

Third Lease Amendment, dated August 20, 2015, by and between the Registrant and Bunn Farm Associates, LLC. (Incorporated by reference, Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on November 9, 2015.)

10.7

Fourth Lease Amendment, dated April 22, 2016, by and between the Registrant and Bunn Farm Associates, LLC and Fifth Lease Amendment dated December 1, 2016, by and between the Registrant and Bunn Farm Associates, LLC. (Incorporated by reference, Exhibit 10.15 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 12, 2018.)

10.8

Sixth Lease Amendment, dated November 11, 2020, by and between the Registrant and Bunn Farm Associates, LLC (Incorporated by reference, Exhibit 10.5 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on November 12, 2020.)

10.9

Common Stock Sales Agreement dated November 8, 2019 by and between the Registrant and H.C. Wainwright & Co., LLC (Incorporated by reference, Exhibit 1.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on November 8, 2019.)

10.10

Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of February 10, 2020 (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 12, 2020.)

10.11

Waiver and First Amendment to Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of February 26, 2021.

10.12*

Project Agreement, dated April 30, 2020, by and between the Registrant and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.13*	First Amendment to Project Agreement, dated June 1, 2020, by and between the Registrant and inVentiv Commercial Services, LLC

Exhibit Number
10.14*

Master Service Agreement, dated October 11. 2017, by and between the Registrant and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.15*

First Amendment to Master Service Agreement, dated April 30, 2020, by and between the Registrant and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.16*

Manufacturing and Commercialization Agreement, dated April 30, 2020, by and between the Registrant and Corium, Inc. (Incorporated by reference, Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.17+

Agile Therapeutics, Inc. Amended and Restated 2014 Incentive Compensation Plan (Incorporated by reference, Appendix A to Registrant’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, file number 001-36464, filed on April 25, 2018.)

10.18

Clinical Research Agreement, dated October 26, 2018, by and between the Registrant and TKL Research, Inc. (Incorporated by reference, Exhibit 10.24 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 12, 2019.)

10.19

Amended and Restated Employment Agreement, dated August 14, 2020 by and between the Registrant and Alfred Altomari (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file number 001-36464, filed on August 17, 2020).

10.20

Amended and Restated Employment Agreement, dated August 14, 2020 by and between the Registrant and Robert Conway (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file number 001-36464, filed on August 17, 2020).

10.21

Amended and Restated Employment Agreement, dated August 14, 2020 by and between the Registrant and Geoffrey Gilmore (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, file number 001-36464, filed on August 17, 2020).

10.22

Amended and Restated Employment Agreement, dated August 14, 2020 by and between the Registrant and Dennis Reilly (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, file number 001-36464, filed on August 17, 2020).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

+	Indicates management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(b)(10).

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2021.

AGILE THERAPEUTICS, INC.

By	/s/ ALFRED ALTOMARI
Alfred Altomari
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED ALTOMARI Alfred Altomari	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021

/s/ DENNIS P. REILLY Dennis P. Reilly	Chief Financial Officer (Principal Financial Officer)	March 1, 2021

/s/ JASON BUTCH Jason Butch	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2021

/s/ SHARON BARBARI	Director	March 1, 2021
Sharon Barbari

/s/ SANDRA CARSON Sandra Carson, M.D., FACOG	Director	March 1, 2021

/s/ SETH H.Z. FISCHER Seth H.Z. Fischer	Director	March 1, 2021

/s/ JOHN HUBBARD John Hubbard, Ph.D.	Director	March 1, 2021

/s/ AJIT S. SHETTY Ajit S. Shetty, Ph.D.	Director	March 1, 2021

/s/ JAMES TURSI James Tursi, M.D.	Director	March 1, 2021