Form 10-Q
period 2021-03-31
AGILE THERAPEUTICS INC
filed 2021-05-04
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 88,263,741 shares of the registrant’s common stock, $0.0001 par value, outstanding as of April 30, 2021.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2021

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

•our ability to successfully commercialize Twirla, our only approved product;
•the rate and degree of market acceptance of Twirla by physicians, patients, third-party payors and others in the healthcare community;
•our ability to obtain adequate coverage and reimbursement for Twirla in the United States from private and public third-party payors;
•the size and growth of the markets for Twirla and our product candidates and our ability to serve those markets;
•	the effects of the ongoing COVID-19 pandemic on our commercialization efforts, clinical trials, supply chain, operations and the operations of third parties we rely on for services such as manufacturing, marketing support and sales support, as well as the effects of the COVID-19 pandemic on our potential customer base;

•regulatory and legislative developments in the United States and foreign countries, which could include, among other things, a government shutdown;
•our available cash and our ability to obtain additional funding to fund our business plan without delay and to continue as a going concern;
•the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•our inability to timely obtain from our third-party manufacturer, Corium, sufficient quantities or quality of Twirla and our potential product candidates or other materials required for a clinical trial or other tests and studies;
•the ability of Corium to produce commercial supply in quantities and quality sufficient to satisfy market demand for Twirla;
•the performance and financial condition of Corium or any of the suppliers;
•our ability to design and successfully complete a post-marketing long-term, prospective observational safety study comparing risks for venous thromboembolism, or VTE, and arterial thromboembolism, or ATE, in new users of Twirla to new users of oral combined hormonal contraceptives, or CHCs, and new users of Xulane in U.S. women of reproductive age using CHCs and conduct a small post-marketing commitment, or PMC, study to assess the residual drug content of Twirla after use;
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
•development of unexpected safety or efficacy concerns related to Twirla;
•our ability to continue to develop and maintain successful sales and marketing capabilities, including our ability to maintain an effective sales force or failure to build-out and implement an effective health care compliance program;
•our ability to retain key employees and recruit the additional personnel we will need to support our commercialization plan for Twirla; and
•our ability to successfully implement our strategy.

Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. You should also read carefully the factors described in the “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on March 1, 2021 to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, any such inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard any of these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1. Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$16,464	$14,463
Marketable securities	23,647	40,008
Accounts receivable, net	322	865
Inventory	1,590	—
Prepaid expenses and other current assets	1,651	1,449
Total current assets	43,674	56,785
Property and equipment, net	13,801	14,243
Right of use asset	106	138
Other non-current assets	1,896	1,896
Total assets	$59,477	$73,062

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,944	$3,867
Accrued expenses	2,737	3,348
Lease liability, current portion	106	138
Total current liabilities	8,787	7,353

Long-term debt	15,636	16,381
Total liabilities	24,423	23,734
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $.0001 par value, 150,000,000 shares authorized, 88,263,741 and 87,563,753 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	9	9
Additional paid-in capital	364,396	361,539
Accumulated other comprehensive income	—	3
Accumulated deficit	(329,351)	(312,223)
Total stockholders’ equity	35,054	49,328
Total liabilities and stockholders’ equity	$59,477	$73,062

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

(in thousands, except per share and share data)

	Three Months Ended
	March 31,
	2021	2020

Revenues, net	$116	$—
Cost of product revenues	1,161	—
Gross profit (loss)	(1,045)	—

Operating expenses:
Research and development	$2,113	$3,164
Selling and marketing	9,163	1,742
General and administrative	3,901	2,711
Total operating expenses	15,177	7,617
Loss from operations	(16,222)	(7,617)

Other income (expense)
Interest income	16	132
Interest expense	(922)	(398)
Total other income (expense), net	(906)	(266)
Loss before benefit from income taxes	(17,128)	(7,883)
Benefit from income taxes	—	—
Net loss	$(17,128)	$(7,883)

Net loss per share (basic and diluted)	$(0.20)	$(0.10)

Weighted-average common shares (basic and diluted)	87,625,990	76,652,190

Comprehensive loss:
Net loss	$(17,128)	$(7,883)
Other comprehensive income:
Unrealized loss on marketable securities	(3)	—
Comprehensive loss	$(17,131)	$(7,883)

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated		Total
	Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2020	87,563,753	$9	$361,539	$3	$(312,223)	$49,328
Share-based compensation - stock options and RSUs	—	—	742	—	—	742
Issuance of common stock pursuant to at-the market stock sales, net of expenses	520,937	—	960	—	—	960
Issuance of common stock upon exercise of stock options	126,400	—	75	—	—	75
Vesting of RSUs	52,651	—	—	—	—	—
Warrants issued in connection with long-term debt	—	—	1,080	—	—	1,080
Unrealized net gain on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(17,128)	(17,128)
Balance March 31, 2021	88,263,741	$9	$364,396	$—	$(329,351)	$35,054

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

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(17,128)	$(7,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	513	4
Amortization	33	40
Noncash stock-based compensation	742	621
Noncash interest	437	101
Changes in operating assets and liabilities:
Accounts receivable	543	—
Inventory	(1,590)
Prepaid expenses and other assets	421	168
Accounts payable and accrued expenses	1,393	(891)
Lease liability	(32)	(44)
Net cash used in operating activities	(14,668)	(7,884)

Cash flows from investing activities:
Sales and maturities of marketable securities	16,256	—
Acquisition of property and equipment	(71)	(164)
Net cash provided by (used in) investing activities	16,185	(164)

Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of offering costs	—	48,434
Proceeds from At-the-Market sales of common stock, net of offering costs	409	—
Proceeds from issuance of long-term debt	—	20,000
Debt financing costs paid	—	(1,059)
Proceeds from exercise of stock options	75	119
Net cash provided by financing activities	484	67,494

Net increase in cash and cash equivalents	2,001	59,446
Cash and cash equivalents, beginning of period	14,463	34,479
Cash and cash equivalents, end of period	$16,464	$93,925

Supplemental disclosure of noncash financing activities
Warrants issued in connection with long-term debt	$1,080	$3,570
Supplemental cash flow information
Interest paid	$588	$297

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

The Company’s sole approved product, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that received approval from the U.S. Food and Drug Administration, or FDA, in February 2020. Substantially all of the Company’s resources are currently dedicated to commercializing Twirla in the United States. The Company has generated minimal product revenue to date and is subject to a number of risks similar to those of other early stage companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the potential need to obtain additional capital necessary to fund the development of its products, competition from larger companies and compliance with FDA and other government regulations. If the Company does not successfully commercialize any product candidates, it will be unable to generate recurring product revenue or achieve profitability. The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of March 31, 2021, the Company had an accumulated deficit of approximately $329 million.

The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, as the Company:

●	maintains a sales and marketing infrastructure to support the continued commercialization of Twirla in the United States;

●	continues to evaluate additional line extensions for Twirla and initiates development of potential product candidates in addition to Twirla;
●	maintains, leverages and expands the Company’s intellectual property portfolio; and
●	adds operational, financial and management information systems and personnel, including personnel to support the Company’s product development and future commercialization efforts.

The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings (see Note 9), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding.

Going Concern

As of March 31, 2021, the Company had cash, cash equivalents and marketable securities of $40.1 million. The Company closely monitors its cash, cash equivalents and marketable securities and may need to raise additional funds to meet its projected operating requirements, including the continued commercialization of Twirla, and exploring the advancement of its existing pipeline and its possible expansion through business development activities.

The Company has generated losses since inception, used substantial cash in operations and anticipates it will continue to incur net losses for the foreseeable future. The Company’s future success depends on its ability to obtain additional capital and/or implement various strategic alternatives, and there can be no assurance that any financing can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern through the 12 months following the date on which this Quarterly Report on Form 10-Q is filed.

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

The unaudited financial statements as of March 31, 2021 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan and successfully launch Twirla. The unaudited financial statements as of March 31, 2021 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 1, 2021.

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. Certain reclassifications have been made to prior periods to conform with current reporting. On the statement of operations, the Company has separated the presentation of selling and marketing expenses from total general and administrative expenses. To conform prior year amounts to the current period presentation, $1.7 million was reclassified from general and administrative expenses to selling and marketing expenses for the quarter ended March 31, 2020.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. Based on the Company’s current business plan and ability to launch Twirla, the Company believes that its cash, cash equivalents and marketable securities as of March 31, 2021 will be sufficient to meet its projected operating requirements through the end of 2021. If the COVID-19 pandemic or other factors impact the Company’s current business plan or its ability to generate revenue from the launch of Twirla, the Company believes it has the ability to revise its commercial plans, including curtailing sales and marketing spending, to allow it to continue to fund its operations.

2. Summary of Significant Accounting Policies

The Company’s complete listing of significant accounting policies is described in Note 2 to the Company’s audited financial statements as of December 31, 2020 included in its Annual Report on Form 10-K filed with the SEC.

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

It should be noted that current public health threats could adversely affect the Company’s ongoing or planned business operations. In particular, the ongoing COVID-19 pandemic has resulted in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, access restrictions, restrictions on public gatherings, and stay at home orders. The effect of these orders, government imposed quarantines and measures the Company has taken, such as implementing work-at-home policies, may negatively impact productivity, disrupt the Company’s business and could delay the Company’s commercialization timeline. The Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if the Company or any of the third parties with whom it engages, including personnel at third-party manufacturing facilities and other third parties with whom the Company conducts business, were to experience shutdowns or other business disruptions, the Company’s ability to conduct its business in the manner and on the timeline presently planned could be materially and adversely impacted. It is unknown how long these conditions will last and what the complete effect will be on the Company. While to date we have been able to continue to execute our overall business plan, some of our business activities have been slowed and taken longer to complete and we continue to adjust to the challenges of operating in a largely remote setting with our employees. We have only recently launched our commercial activities for Twirla and begun engaging with healthcare providers to promote Twirla. We expect that, as we broaden our sales detailing activities, in some instances our sales force may encounter challenges engaging with healthcare providers during this on-going pandemic. The Company will continue to closely monitor events as they develop and evaluate alternative, mitigating measures it can implement if needed.

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

Trade Accounts Receivable and Allowances

Trade accounts receivable are amounts owed to the Company by its customers for product that has been delivered. The trade accounts receivable are recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses represents the Company’s estimate of losses over the life of the receivables. The Company evaluates forward looking economic factors and uses professional judgment to determine the allowance for credit losses, as Twirla was commercially launched in December 2020 and historical data is not yet available. The credit loss reserves are reviewed and adjusted periodically.

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

Inventory

Inventory is valued utilizing the weighted average costing method. The Company records an inventory reserve for losses associated with dated, expired, excess or obsolete items. This reserve is based on management’s current knowledge with respect to inventory levels, planned production and sales volume assumptions. Management does not believe the Company’s inventory is subject to significant risk of obsolescence in the near term.

The Company’s third-party manufacturer, Corium, completed the validation of the commercial manufacturing process for Twirla in the fourth quarter of 2020. The costs associated with validation batches were expensed as research and development expenses during the period the costs were incurred. The Company is using this validation product for commercial supplies and samples of Twirla. Since the Company did not capitalize any validation product, all sales of this validation product will have no associated product cost. During the three months ended March 31, 2021, all product sold consisted of validation inventory. Had such inventory been valued at acquisition cost, it would have resulted in an increase to cost of goods sold and a decrease of gross profit. The Company expects all validation inventory with a carrying value of zero to be utilized in 2021. Commercial supplies purchased in the first quarter of 2021 were capitalized as inventory.

Property and Equipment

Property and equipment, consisting of manufacturing equipment, is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Currently, all fixed assets pertain to production equipment at the Company’s third-party manufacturing partner and have an estimated useful life of 7 years.

Expenditures incurred after the fixed assets have been put into operation, such as repairs and maintenance, are charged to earnings in the period in which costs are incurred. Improvements and additions are capitalized in accordance with Company policy.

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe the carrying values of any long-lived assets are impaired as of March 31, 2021.

Research and Development Expenses

Research and development expenses consist primarily of costs related to personnel, including salaries and other personnel-related expenses, expenses related to manufacturing, clinical trial expenses, consulting fees and support services used in product development. All research and development costs are charged to operations as incurred in accordance with ASC 730, Research and Development.

In certain circumstances, the Company is required to make advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the advance payments are deferred and are expensed when the activity has been performed or when the goods have been received.

Advertising Costs

The Company has elected to expense advertising costs when incurred. Advertising costs totaled $3.1 million and $0 for the three months ended March 31, 2021 and 2020, respectively.

Deferred Financing Costs

Costs directly attributable to the Company’s senior secured term loan (see Note 8) are deferred and reported as a reduction of the related term loan. These costs represent a 1% facility fee paid directly to the lender, legal fees and other costs related to the term loan and are being amortized over the term of the loan. Amortization of deferred financing costs charged to interest expense was approximately $69,000 and $23,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Major customers of the Company are defined as those constituting greater than 10% of its total revenue. In the three months ended March 31, 2021, the Company had sales to two customers that individually accounted for more than 10% of its total revenue. Both of these customers had sales below $0.1 million and represented 85% of total revenues in the quarter. Accounts receivable related to these two customers comprised approximately 24% of total accounts receivable, net, as of March 31, 2021.

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

Twirla is sold to customers at the Wholesale Acquisition Cost (WAC). However, the Company records product revenue, net of reserves for applicable variable consideration. These types of variable consideration items reduce revenue and include the following:

•	Distribution services fees;
•	Prompt pay and other discounts;
•	Product returns;
•	Chargebacks;
•	Rebates; and
•	Co-payment assistance.

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

In accordance with ASC 606, the Company must make significant judgments to determine the estimate for certain variable consideration. For example, the Company must estimate the percentage of end-users that will obtain the product through public insurance such as Medicaid or through private commercial insurance. To determine these estimates, the Company relies on industry standard data and trend analysis as historical sales data for Twirla is not yet available based on the December 2020 launch date. Once historical data becomes available, the Company will incorporate Twirla specific data into its estimates of variable consideration.

The Company uses the following specific considerations to estimate variable consideration.

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

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than twelve months. Twirla was commercially launched in December 2020 and with limited historical sales data, an estimate for product returns as of March 31, 2021 was made based on industry-standard data and trend analysis. As time passes and historical data becomes available, the Company will use historical sales and return data to estimate future product returns.

Chargebacks – Certain government entities and indirect customers (for example group purchasing organizations and 340B covered entities) will be able to purchase the product at a price discounted below WAC. The difference between the price paid by the government or other indirect purchaser and the price paid by the wholesale distributor will be charged back to the Company. The Company estimates the amount in chargebacks based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Estimated chargebacks are recorded as contra trade accounts receivable on the balance sheet.

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

Provisions for the revenue reserves described above totaled $3,000 for the three months ending March 31, 2021. As of March 31, 2021, reserves on the balance sheet associated with variable consideration were $0.2 million.

Warrants

The Company accounts for its warrants to purchase common stock in accordance with ASC 480, Distinguishing Liabilities from Equity.

In connection with entering into a senior secured term loan facility in February 2020, the Company issued warrants to purchase 1,400,000 shares of its common stock. In connection with an amendment to that facility in February 2021, the Company issued a warrant to purchase 450,000 shares of the Company’s common stock. These warrant instruments qualify for equity classification and have been allocated based upon the relative fair value of the base instrument and the warrant. See Note 8 for additional information.

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

The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no uncertain tax positions as of March 31, 2021 that qualify for either recognition or disclosure in the financial statements under this guidance.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2021 and 2020, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	March 31,
	2021	2020
Common stock warrants	1,850,000	1,400,000
Unvested restricted stock units	178,067	52,651
Common stock options	10,160,396	8,460,835
Total	12,188,463	9,913,486

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This guidance simplifies the accounting for income taxes by, among other things, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws. The guidance was effective for the Company on January 1, 2021. The Company is currently evaluating the impact of adopting this standard and does not expect the guidance to have a material impact on its consolidated financial statements.

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020.

	Level 1	Level 2	Level 3
March 31, 2021
Assets:
Cash and cash equivalents	$16,464	$—	$—
Marketable securities	—	23,647	—
Total assets at fair value	$16,464	$23,647	$—

	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Cash and cash equivalents	$14,463	$—	$—
Marketable securities	—	40,008	—
Total assets at fair value	$14,463	$40,008	$—

There were no transfers between Level 1, 2 or 3 during 2021 or 2020.

4. Marketable Securities

The following is a summary of marketable securities, classified as available-for-sale:

		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
March 31, 2021

U.S. government obligations (maturing in one year or less)	$7,037	$2	$—	$7,039
Corporate debt securities (maturing in one year or less)	16,610	—	(2)	16,608
Total marketable securities	$23,647	$2	$(2)	$23,647

The Company holds investment-grade marketable securities. There were no continuous unrealized loss positions in excess of twelve months as of March 31, 2021. Marketable securities include $0.1 million of accrued interest income at March 31, 2021.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2021	2020
Prepaid insurance	$315	$680
Other	1,336	769
Total prepaid expenses and other current assets	$1,651	$1,449

6. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2021	2020
Employee bonuses	$664	$1,697
Accrued professional fees and other	2,073	1,651
Total accrued liabilities	$2,737	$3,348

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

The Company has no finance leases and one operating lease for office space in Princeton, NJ. Operating lease expense was $38,000 and $48,000 for the three months ended March 31, 2021 and 2020, respectively.

Operating cash flows used for operating leases during the three months ended March 31, 2021 and 2020 were $32,000 and $44,000 respectively. As of March 31, 2021, the weighted-average remaining lease term was 0.75 years and the weighted average discount rate was 15.2%.

Future minimum lease payments under non-cancellable leases as of March 31, 2021 were as follows:

2021	$113
Total	$113
Less: Interest	(7)
Present value of lease liability	$106

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

The facility will mature on February 10, 2024 (“Maturity Date”). The Company is scheduled to make interest-only payments on the loans under the Amended Perceptive Credit Agreement until February 10, 2023. Thereafter, the Company is required to make monthly principal payments in an amount equal to 1.50% of the principal amount of the outstanding loans until February 10, 2024.

Borrowings under the Amended Perceptive Credit Agreement will accrue interest at an annual rate equal to the London Interbank Offered Rate for one-month deposits (“LIBOR”) plus 10.25%, provided that LIBOR shall not be less than 1.5%. The rate of interest in effect as of the Closing Date and at March 31, 2021 was 11.75%. Upon the occurrence and during the continuance of any event of default under the Amended Perceptive Credit Agreement, the interest rate automatically increases by 3.0% per annum.

The Company may prepay any outstanding loans in whole or in part. Any such prepayment of the loans is subject to a prepayment fee of 8.0% if such prepayment occurs after February 10, 2021 and on or prior to February

10, 2022; 4.0% if such prepayment occurs after February 10, 2022 and on or prior to February 10, 2023; and 2.0% if such prepayment occurs after February 10, 2023 and prior to February 10, 2024.

All of the Company’s obligations under the Amended Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property.

The Amended Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customary for similar financings. The negative covenants restrict or limit the ability of the Company to, among other things and subject to certain exceptions contained in the Amended Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain investments or restricted payments (each as defined in the Amended Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Amended Perceptive Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2021, report revenues for the trailing 12-month period that exceed the amounts set forth in the Amended Perceptive Credit Agreement, which range from $3.8 million for the fiscal quarter ending June 30, 2021 to $87.1 million for the fiscal quarter ending December 31, 2023. At March 31, 2021, the Company was in compliance with all of the covenants contained in the Amended Perceptive Credit Agreement.

In connection with the Perceptive Credit Agreement, the Company issued to Perceptive two warrants to purchase an aggregate of 1,400,000 shares of the Company’s common stock (together, the “2020 Perceptive Warrants”). The first warrant is exercisable for 700,000 shares of common stock at an exercise price of $3.74 per share. The second warrant is exercisable for 700,000 shares of common stock at an exercise price of $4.67 per share. The 2020 Perceptive Warrants expire on February 10, 2027. In connection with the Amended Perceptive Credit Agreement, the Company issued to Perceptive a warrant to purchase 450,000 shares of the Company’s common stock (the “2021 Perceptive Warrant” and, together with the 2020 Perceptive Warrants, the “Perceptive Warrants”) at an exercise price of $2.87 per share. The 2021 Perceptive Warrant expires on February 26, 2028. The Perceptive Warrants contain anti-dilution provisions and other warrant holder protections. The Perceptive Warrants are not exercisable to the extent that Perceptive would beneficially own more than 19.99% of the Company’s common stock as a result of the exercise.

The Company allocated the proceeds of $20.0 million in accordance with ASC 470 based on the relative fair values of the debt and the Perceptive Warrants. The relative fair value of the Perceptive Warrants of approximately $3.6 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The significant assumptions used in preparing the option pricing model for valuing the Perceptive Warrants issued include (i) volatility (70.0%), (ii) risk free interest rate of 1.47% (estimated using treasury bonds with a 7-year life), (iii) strike prices of $3.74 and $4.67 for the common stock warrants, (iv) fair value of common stock ($4.01) and (v) expected life (7 years). The fair value of the 2021 Perceptive Warrants of approximately $1.1 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The significant assumptions used in preparing the option pricing model for valuing the 2021 Perceptive Warrants issued include (i) volatility (103.5%), (ii) risk free interest rate of 1.15% (estimated using treasury bonds with a 7-year life), (iii) strike price of $2.87 for the common stock warrant, (iv) fair value of common stock ($2.87) and (v) expected life (7 years). The fair value of the warrants as well as the debt issue costs incurred in connection with the entry into the Perceptive Credit Agreement, including a facility fee of 1% of the total amount of loans available under the facility, are presented as a direct deduction from the carrying amount of the term loan on the consolidated balance sheet as detailed below.

March 31,
2021
Notes payable	$20,000
Debt issuance costs	(759)
Warrant discount	(3,605)
Long-term debt	$15,636

The fair value of the warrants and the debt issue costs are being amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of $335 and $101 for the three months ended March 31, 2021 and 2020, respectively.

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

ATM Sales Agreement

In March 2021, the Company entered into a common stock sales agreement (the “Sales Agreement”) under which the Company may sell up to an aggregate of $50.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended).  The Company agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under the Sales Agreement.  During the three months ended March 31, 2021, the Company issued and sold 520,937 shares of common stock under the Sales Agreement resulting in net proceeds to the Company of approximately $1.0 million, of which $0.4 million was received by March 31, 2021.

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Three Months Ended
	March 31,
	2021	2020
Cost of goods sold	$60	$—
Research and development	107	198
Selling and marketing	35	17
General and administrative	540	406
Total	$742	$621

10. Accumulated Other Comprehensive Income

The change in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2021 is summarized below:

Unrealized
Gain on
Marketable
Securities
Balance December 31, 2020	$3
Other comprehensive income	(3)
Balance March 31, 2021	$—

No amounts were classified out of accumulated other comprehensive income during the three months ended March 31, 2021.

11. Income Taxes

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which includes numerous modifications to income tax provisions, including a limitation on business interest expense and net operating loss provisions and the acceleration of alternative minimum tax credits. Given the Company’s history of losses, the CARES Act did not have a material impact on its income tax provision.

12. Commitments and Contingencies

The Company has several firm purchase commitments, primarily related to the manufacture and supply of Twirla and the supply of a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services. Future firm purchase commitments under these agreements, the last of which ends in 2030, total $15.7 million. This amount does not represent all of the Company’s anticipated purchases in the future, but instead represents only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend in 2021 or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. As of March 31, 2021, the Company has not recorded a provision for any contingent losses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Dollars in the text and in tabular format are presented in thousands, except per share data, or as otherwise indicated.

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

With the approval of Twirla we are now focused on our advancement as a commercial company. During 2021, we plan to continue implementing our commercialization plan for Twirla, and ultimately, pursuing opportunities to broaden our portfolio to address areas of unmet medical need in women’s health.

Our Strategy

Our near-term goal is to establish an initial franchise in the multi-billion dollar U.S. hormonal contraceptive market built on approval of Twirla in the U.S. Our resources are currently focused on the commercialization of Twirla. We also expect to explore possible expansion through business development activities, such as acquiring access to new products through in-licensing, co-promotion or other collaborative arrangements.

Our current priorities are as follows:

●	Continue to implement our commercialization plans for Twirla to ensure a successful launch in the United States, including maintaining a sales and marketing team and implementing a healthcare compliance program;

●	Expand coverage and reimbursement for Twirla in the United States from private and public third-party payors;

●	Expand access to Twirla through multiple business channels including third-party payor contracts, retail and specialty pharmacies, telemedicine and government contracting;

●	Maintain and manage the supply chain for Twirla to support commercialization of Twirla across the United States;

●	Evaluate the advancement of our existing pipeline and its possible expansion through business development activities; and

●	Complete and submit the proposed protocols for the two FDA required post-marketing commitment studies.

It should be noted that current public health threats could adversely affect our ongoing or planned business operations. In particular, the ongoing COVID-19 pandemic has resulted in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, access restrictions, restrictions on public gatherings, and stay at home orders. The effect of these orders, government imposed quarantines and measures we have taken, such as implementing work-at-home policies, may negatively impact productivity, disrupt our business and/or could adversely affect our commercialization plans and results. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including personnel at third-party manufacturing facilities and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timeline presently planned could be materially and adversely impacted. It is unknown how long these conditions will last and what the complete effect will be on us. While to date we have been able to continue to execute our overall business plan, some of our business activities have been slowed and taken longer to complete and we continue to adjust to the challenges of operating in a largely remote setting with our employees. We have only recently launched our commercial activities for Twirla and begun engaging with healthcare providers to promote Twirla. We expect that, as we broaden our sales detailing activities, in some instances our sales force may encounter challenges engaging with healthcare providers during this on-going pandemic. Overall, we recognize the challenges of launching in a pandemic, will continue to closely monitor events as they develop and plan for alternative and mitigating measures that we can implement if needed.

Financial Overview

Since our inception in 1997, we have devoted substantial resources to developing and seeking regulatory approval for Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $13.5 million, $9.9 million and $9.8 million during the years ended December 31, 2020, 2019 and 2018, respectively.  We incurred research and development expenses of $2.1 million and $3.2 million for the three months ended March 31, 2021 and 2020, respectively.  While we anticipate that a portion of our operating expenses will continue to be related to research and development as we plan our post marketing studies, which include both our post marketing requirement and post marketing commitment to the FDA, and evaluate the development of our pipeline, we expect our operating expenses to substantially shift towards ongoing commercialization activities for Twirla.

We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans.  As of March 31, 2021, and December 31, 2020, we had $40.1 million and $54.5 million in cash, cash equivalents and marketable securities, respectively.

In February 2020, we entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP, a related party (“Perceptive”), for a senior secured term loan credit facility of up to $35.0 million (the “Perceptive Credit Agreement”), which was amended in February 2021 (“Amended Perceptive Credit Agreement”) to add a fourth tranche of $10.0 million, which is subject to the same interest rate and 1% fee payable upon the drawing of a tranche as set forth in the Amended Perceptive Credit Agreement. A first tranche of $5.0 million was funded on execution of the Perceptive Credit Agreement. A second tranche of $15.0 million was funded as a result of the approval of Twirla by the FDA. Another $25.0 million will be available in two separate tranches upon the achievement of certain revenue milestones. The facility will be interest only until the third anniversary of the closing date.

In February 2020, we completed a public offering of 17,250,000 shares of our common stock at a price of $3.00 per share. Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses were approximately $48.4 million.

In March 2021, we entered into a common stock sales agreement (the “2021 ATM Agreement”) under which we are authorized to sell up to an aggregate of $50.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended). We agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement. During the three months ended March 31, 2021, we issued and sold a total of 520,937 shares of common stock under the 2021 ATM Agreement resulting in net proceeds of approximately $1.0 million, $0.4 million of which was received by March 31, 2021.

Moving forward, we plan to monitor our cash, cash equivalents and marketable securities balances, in an effort to ensure we have adequate liquidity to fund the operations of the Company. If the COVID-19 pandemic or other factors impact our current business plan or our ability to generate revenue from the launch of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations. In addition, we believe we may have the potential to access additional capital through the Amended Perceptive Agreement, the 2021 ATM, selling additional debt or equity securities or obtaining a line of credit or other loan as required.

We have generated minimal revenue and have never been profitable for any year. Our net loss was $51.9 million, $18.6 million and $19.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our net loss was $17.1 million and $7.9 million for the three months ended March 31, 2021 and 2020, respectively. We expect to incur significant operating expenses for the foreseeable future as we continue to commercialize Twirla, advance our other potential product candidates and expand our research and development programs.

Going Concern

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $40.1 million. The Company closely monitors its cash, cash equivalents and marketable securities and may need to raise additional funds through debt issuance or the issuance and sale of its common stock to meet its projected operating requirements, including the continued commercialization of Twirla, the exploration and potential advancement of its existing pipeline and its possible expansion through business development activities.

Our future success depends on our ability to raise additional capital and/or implement various strategic alternatives. There can be no assurance that we can realize any financing, or if realized, what the terms of any such financing may be, or that any amount that the we are able to raise will be adequate. Based upon the foregoing, management has concluded that there is substantial doubt about our ability to continue as a going concern through the 12 months following the date on which this Quarterly Report on Form 10-Q is filed.

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

The financial statements as of March 31, 2021 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on our business plan and successfully launch Twirla. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cost of Product Revenue

Costs of product revenue include direct and indirect costs related to the manufacturing of Twirla sold, including packaging services, freight, and allocation of overhead costs that are primarily fixed such as depreciation, salaries and benefits, and insurance. We expect these relatively fixed costs to become less significant as a percentage of sales with anticipated volume increases. There was no direct cost of product revenue during the three months ended March 31, 2021 as all product sold consisted of validation inventory which was previously expensed as research and development expense in the fourth quarter of 2020. We expect all validation inventory with a carrying value of zero to be utilized in 2021.

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

For the three months ended March 31, 2021 and 2020, our research and development expenses were approximately $2.1 million and $3.2 million, respectively.  The following table summarizes our research and development expenses by functional area.

	Three months ended
	March 31,
	(In thousands)
	2021	2020

Clinical development	$1,241	$177
Regulatory	158	229
Personnel related	664	492
Manufacturing—commercialization	(57)	2,068
Stock-based compensation	107	198
Total research and development expenses	$2,113	$3,164

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

Future research and development costs incurred for our potential product candidates and required post-marketing studies will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, the rate of subject enrollment, access to additional capital, and significant and changing government regulation. For the foreseeable future, we expect the current public health crisis to have a negative effect on the conduct of clinical trials. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration (“FDA”) or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities, we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, coupled with an assessment of each product candidate’s commercial potential. Substantially all of our resources are currently dedicated to commercializing Twirla.

Selling and Marketing Expenses

Selling and marketing expenses consist principally of the cost of salaries and related costs for personnel in sales and marketing, our contract sales force, brand building, advocacy, market research and consulting. Selling and marketing expenses are expensed as incurred.

For the three months ended March 31, 2021 and 2020, our selling and marketing expenses totaled approximately $9.2 million and $1.7 million, respectively. Our commercial launch of Twirla in the United States utilized a contract sales force. We anticipate that our selling and marketing expenses will increase in the future as our commercialization efforts continue. These increases will likely include increased payroll and operating costs, including brand building, advocacy, market research and consulting, and the costs of maintaining our contract sales force.

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

For the three months ended March 31, 2021 and 2020, our general and administrative expenses totaled approximately $3.9 million and $2.7 million, respectively. We anticipate that our general and administrative expenses will increase in the future as our recently added administrative positions are maintained on a full-year basis. These increases will likely include legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations.

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

There have been no material changes to our critical accounting policies and estimates from the information discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as filed with the SEC on March 1, 2021.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
	2021	2020	Change

Revenues, net	$116	$—	$116
Cost of product revenues	1,161	—	1,161
Gross profit	(1,045)	—	(1,045)

Operating expenses:
Research and development	$2,113	$3,164	$(1,051)
Selling and marketing	9,163	1,742	7,421
General and administrative	3,901	2,711	1,190
Total operating expenses	15,177	7,617	7,560
Loss from operations	$(16,222)	$(7,617)	(8,605)

Other income (expense)
Interest income	16	132	(116)
Interest expense	(922)	(398)	(524)
Total other income (expense), net	(906)	(266)	(640)
Loss before benefit from income taxes	(17,128)	(7,883)	(9,245)
Net loss	$(17,128)	$(7,883)	$(9,245)

Revenues. Revenue, net consists of sales of Twirla, which was approved by the FDA in February 2020 and launched in the US in December 2020, and reflects the shipment of Twirla to specialty distributors, net of estimates for applicable variable consideration, which consist primarily of wholesale distribution fees, prompt pay and other discounts, rebates, chargebacks, product returns and co-pay assistance programs.

Cost of product revenues. Costs of product revenues totaled $1.2 million and consist of direct and indirect costs related to the manufacturing of Twirla sold, including packaging services, freight, and allocation of overhead costs that are primarily fixed such as depreciation, salaries and benefits, and insurance. During the three months ended March 31, 2021, all product sold consisted of validation inventory which was previously expensed as research and development expense in the fourth quarter of 2020. Once validation batch inventory is exhausted, the cost of product from our third-party manufacturer will be determined using the weighted average costing method, which approximates actual cost.

Research and development expenses. Research and development expenses decreased by $1.1 million, or 33%, from $3.2 million for the three months ended March 31, 2020 to $2.1 million for the three months ended March 31, 2021. This decrease in research and development expenses was primarily due to the following:

●	a decrease in manufacturing commercialization expenses of $2.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease reflects costs to conduct validation work for the commercial manufacturing of Twirla by Corium, our contract manufacturer, which was completed in 2020; and
●	an increase in clinical development expenses of $1.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase reflects higher costs as we evaluate additional line extensions for Twirla and initiate development of potential product candidates in addition to Twirla and higher medical education costs for the three months ended March 31, 2021.

Selling and marketing expenses. Selling and marketing expenses increased by $7.4 million, or 426%, from $1.7 million for the three months ended March 31, 2020 to $9.2 million for the three months ended March 31, 2021. This overall increase in selling and marketing expenses is due to increases related to our commercialization activities such as our contract sales force, brand building, advocacy, market research and consulting.

General and administrative expenses.  General and administrative expenses increased by $1.2 million, or 44%, from $2.7 million for the three months ended March 31, 2020 to $3.9 million for the three months ended March 31, 2021. This increase in general and administrative expense was primarily due to:

●	an increase in salaries and wages of $0.7 million, due to increased headcount for the three months ended March 31, 2021;
●	an increase in professional fee expense of $0.4 million primarily related to investor relations expenses and increased use of financial consultants; and
●	an increase in stock compensation expense of $0.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase is primarily the result of higher headcount as compared to the 2020 stock option grants.

Interest income.  Interest income comprises interest earned on cash, cash equivalents and marketable securities.

Interest expense.  Interest expense is attributable to our term loan with Perceptive for the three months ended March 31, 2021 and 2020.  Interest expense also includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense increased by $0.5 million, from $0.4 million for the three months ended March 31, 2020 to $0.9 million for the three months ended March 31, 2021.

Liquidity and Capital Resources

At March 31, 2021, we had cash, cash equivalents and marketable securities totaling $40.1 million. We invest a portion of our cash equivalents and marketable securities in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2021	2020

Net cash used in operating activities	$(14,668)	$(7,884)
Net cash provided by (used in) investing activities	16,185	(164)
Net cash provided by financing activities	484	67,494
Net increase in cash and cash equivalents	$2,001	$59,446

Operating Activities

We incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as Twirla was being developed. With the approval of Twirla early in 2020, our operating expenses shifted substantially to selling and marketing as we built out our commercial infrastructure. Net cash used in operating activities was $14.7 million for the three months ended March 31, 2021 and consisted primarily of a net loss of $17.1 million, offset by non-cash stock-based compensation expense of $0.7 million, depreciation expense of $0.5 million, $0.5 million of other non-cash charges, primarily interest expense, and a net increase from operating assets and liabilities of $0.7 million.  Net cash used in operating activities was $7.9 million for the three months ended March 31, 2020 and consisted primarily of a net loss of $7.9 million, offset by non-cash stock-based compensation expense of $0.6 million, $0.1 million of other non-cash charges, and a net decrease from operating assets and liabilities of $0.8 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2021 was $16.2 million and primarily represents net sales and maturities of marketable securities. Cash used in investing activities for the three months ended March 31, 2020 primarily represents the acquisition of equipment to be used in the commercialization of Twirla.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $0.5 million, which consists of net proceeds of $0.4 million from the sale of 207,593 shares of our common stock through an at-the-market, or ATM, sales program, and stock option proceeds of $0.1 million.  Net cash provided by financing activities for the three months ended March 31, 2020 was $67.5 million which consists of net proceeds of $48.4 million received from the issuance of 17,250,000 shares of our common stock through a public offering, and proceeds of $20.0 million from the Perceptive term loan.  These proceeds were partially offset by debt financing costs of $1.0 million

Funding Requirements and Other Liquidity Matters

We plan to monitor our cash, cash equivalents and marketable securities balances, in an effort to ensure we have adequate liquidity to fund the operations of the Company. If the COVID-19 pandemic or other factors impact our current business plan or our ability to generate revenue from the launch of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations. In addition, we believe we may have the potential to access additional capital through the Amended Perceptive Agreement, the 2021 ATM, selling additional debt or equity securities or obtaining a line of credit or other loan as required.

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

We expect to continue to incur significant operating expenses for the foreseeable future in connection with our ongoing activities as we:

•	maintain a sales and marketing infrastructure to support the continued commercialization of Twirla in the United States;
•	continue to evaluate additional line extensions for Twirla and initiate development of potential product candidates in addition to Twirla;
•	maintain, leverage and expand our intellectual property portfolio; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

Contractual Obligations and Commitments

In April 2020, we entered into a Manufacturing and Commercialization Agreement (“the Commercialization Agreement”) with Corium, Inc. for the manufacture and supply of Twirla. Under the terms of the Commercialization Agreement, Corium is to be the exclusive supplier of Twirla for ten years. The Commercialization Agreement includes a fixed price per unit for two years depending on annual purchase volume and quarterly minimum purchase amounts. As of March 31, 2021, the amount committed for purchases through the third quarter of 2021 is $9.8 million.

In April 2020, we entered into a project agreement (the “Project Agreement”) with inVentiv Commercial Services, LLC (“inVentiv”) under which inVentiv will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services and training services with respect to Twirla to the Company in exchange for an up-front implementation fee and a fixed annual fee. The Project Agreement has an initial term of two years from August 24, 2020, the date of the first activity undertaken by inVentiv to detail Twirla (the “Deployment Date”), unless earlier extended upon the mutual written agreement of the parties. We may terminate the Project Agreement for any reason upon timely notice after the first anniversary of the Deployment Date; provided, however, that if we terminate the Project Agreement prior to the eighteen month anniversary of the Deployment Date, we will be obligated to pay inVentiv a termination fee, the amount of which varies depending on the date of termination. As of March 31, 2021, the minimum amount committed totals $5.9 million.

The following table summarizes our contractual obligations and commitments as of March 31, 2021 that will affect our future liquidity:

		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years

	(In thousands)
Long-term Debt Obligations	$20,000	$—	$20,000	$—	$—
Operating Lease Obligations	113	113	—	—	—
Purchase Obligations	15,696	15,696	—	—	—

Total	$35,809	$15,809	$20,000	$—	$—

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

On March 18, 2021, we filed a prospectus supplement to our 2020 Shelf Registration Statement registering an at-the-market offering program we entered into for the sale of up to $50.0 million of shares of our common stock. During the three months ended March 31, 2021, we sold 520,937 shares of our common stock under the at-the-market program resulting in net proceeds of approximately $1.0 million, of which $0.4 million was received by March 31, 2021.

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

We had cash, cash equivalents and marketable securities of $40.1 million and $54.5 million at March 31, 2021 and December 31, 2020, respectively, consisting primarily of funds in cash, money market accounts and corporate and government debt securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would not have a material effect on interest expense for the three months ended March 31, 2021.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the nine months ended March 31, 2021.

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

Item 1A.    Risk Factors.

There have been no material changes during the quarter ended March 31, 2021 to our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Date: May 4, 2021	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2021

	By:	/s/ Dennis P. Reilly
Dennis P. Reilly
Senior Vice President and Chief Financial Officer (Principal Financial Officer)