Form 10-Q
period 2021-06-30
AGILE THERAPEUTICS INC
filed 2021-07-26
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 92,999,964 shares of the registrant’s common stock, $0.0001 par value, outstanding as of July 23, 2021.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2021

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

•our ability to timely obtain from our third-party manufacturer, Corium, sufficient quantities or quality of Twirla and our potential product candidates or other materials required for a clinical trial or other tests and studies;
•the ability of Corium to produce commercial supply in quantities and quality sufficient to satisfy market demand for Twirla;
•the performance and financial condition of Corium or any of their suppliers;
•our ability to design and successfully complete a post-marketing long-term, prospective observational safety study comparing risks for venous thromboembolism, or VTE, and arterial thromboembolism, or ATE, in new users of Twirla to new users of oral combined hormonal contraceptives, or CHCs, and new users of Xulane in U.S. women of reproductive age using CHCs and successfully conduct a small post-marketing commitment, or PMC, study to assess the residual drug content of Twirla after use;
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

Twirla® is one of our trademarks used in this Form 10-Q.  This Form 10-Q also includes trademarks, tradenames, and service marks that are the property of other organizations. Solely for convenience, our trademarks and tradenames referred to in this Form 10-Q may appear without the ® symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1. Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$26,118	$14,463
Marketable securities	4,999	40,008
Accounts receivable, net	1,167	865
Inventory	3,462	—
Prepaid expenses and other current assets	1,202	1,449
Total current assets	36,948	56,785
Property and equipment, net	13,363	14,243
Right of use asset	72	138
Other non-current assets	1,896	1,896
Total assets	$52,279	$73,062

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,410	$3,867
Accrued expenses	5,153	3,348
Lease liability, current portion	72	138
Total current liabilities	11,635	7,353

Long-term debt	16,035	16,381
Total liabilities	27,670	23,734
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $.0001 par value, 150,000,000 shares authorized, 92,928,205 and 87,563,753 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	9	9
Additional paid-in capital	371,588	361,539
Accumulated other comprehensive income	—	3
Accumulated deficit	(346,988)	(312,223)
Total stockholders’ equity	24,609	49,328
Total liabilities and stockholders’ equity	$52,279	$73,062

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

(in thousands, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues, net	$1,185	$—	$1,301	$—
Cost of product revenues	1,145	—	2,306	—
Gross profit (loss)	40	—	(1,005)	—

Operating expenses:
Research and development	$862	$3,661	$2,975	$6,825
Selling and marketing	11,714	3,150	20,877	4,892
General and administrative	4,115	3,228	8,016	5,939
Total operating expenses	16,691	10,039	31,868	17,656
Loss from operations	(16,651)	(10,039)	(32,873)	(17,656)

Other income (expense)
Interest income	7	115	23	247
Interest expense	(993)	(902)	(1,915)	(1,300)
Total other income (expense), net	(986)	(787)	(1,892)	(1,053)
Loss before benefit from income taxes	(17,637)	(10,826)	(34,765)	(18,709)
Benefit from income taxes	—	—	—	—
Net loss	$(17,637)	$(10,826)	$(34,765)	$(18,709)

Net loss per share (basic and diluted)	$(0.20)	$(0.12)	$(0.39)	$(0.23)

Weighted-average common shares (basic and diluted)	88,693,968	87,221,441	88,162,929	81,936,815

Comprehensive loss:
Net loss	$(17,637)	$(10,826)	$(34,765)	$(18,709)
Other comprehensive income:
Unrealized loss on marketable securities	—	10	(3)	10
Comprehensive loss	$(17,637)	$(10,816)	$(34,768)	$(18,699)

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated		Total
	Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2020	87,563,753	$9	$361,539	$3	$(312,223)	$49,328
Share-based compensation - stock options and RSUs	—	—	742	—	—	742
Issuance of common stock pursuant to at-the market stock sales, net of expenses	520,937	—	960	—	—	960
Issuance of common stock upon exercise of stock options	126,400	—	75	—	—	75
Vesting of RSUs	52,651	—	—	—	—	—
Warrants issued in connection with long-term debt	—	—	1,080	—	—	1,080
Unrealized net gain on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(17,128)	(17,128)
Balance March 31, 2021	88,263,741	$9	$364,396	$—	$(329,351)	$35,054
Share-based compensation - stock options and RSUs	—	—	843	—	—	843
Issuance of common stock pursuant to at-the market stock sales, net of expenses	4,593,034	—	6,349	—	—	6,349
Vesting of RSUs	71,430	—	—	—	—	—
Unrealized net gain on marketable securities	—	—	—	—	—	—
Net loss	—	—	—	—	(17,637)	(17,637)
Balance June 30, 2021	92,928,205	$9	$371,588	$—	$(346,988)	$24,609

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

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(34,765)	$(18,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,029	8
Amortization	67	82
Noncash stock-based compensation	1,585	1,460
Noncash interest	864	447
Changes in operating assets and liabilities:
Accounts receivable	(302)	—
Inventory	(3,462)	—
Prepaid expenses and other assets	552	(686)
Accounts payable and accrued expenses	4,494	2,839
Lease liability	(66)	(90)
Net cash used in operating activities	(30,004)	(14,649)

Cash flows from investing activities:
Purchases of marketable securities	—	(47,822)
Sales and maturities of marketable securities	34,729	—
Acquisition of property and equipment	(149)	(222)
Net cash provided by (used in) investing activities	34,580	(48,044)

Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of offering costs	—	48,434
Proceeds from At-the-Market sales of common stock, net of offering costs	7,004	—
Proceeds from issuance of long-term debt	—	20,000
Debt financing costs paid	—	(1,059)
Proceeds from exercise of stock options	75	285
Net cash provided by financing activities	7,079	67,660

Net increase in cash and cash equivalents	11,655	4,967
Cash and cash equivalents, beginning of period	14,463	34,479
Cash and cash equivalents, end of period	$26,118	$39,446

Supplemental disclosure of noncash financing activities
Warrants issued in connection with long-term debt	$1,080	$3,570
Supplemental cash flow information
Interest paid	$1,182	$896

1.See accompanying notes to unaudited financial statements.

1. Organization and Description of Business

Nature of Operations

Agile Therapeutics, Inc. (“Agile” or the “Company”) was incorporated in Delaware on December 22, 1997. Agile is a women’s healthcare company dedicated to fulfilling the unmet health needs of today’s women. The Company’s activities since inception have consisted principally of raising capital, performing research and development, including development of the Company’s lead product, Twirla, and more recently commercializing Twirla. The Company is headquartered in Princeton, New Jersey.

The Company’s sole approved product, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that received approval from the U.S. Food and Drug Administration, or FDA, in February 2020. Substantially all of the Company’s resources are currently dedicated to commercializing Twirla in the United States. The Company has generated minimal product revenue to date and is subject to a number of risks similar to those of other early stage companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the potential need to obtain additional capital necessary to fund the development of its products, competition from larger companies and compliance with FDA and other government regulations. If the Company does not successfully commercialize any product candidates, it will be unable to generate recurring product revenue or achieve profitability. The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of June 30, 2021, the Company had an accumulated deficit of approximately $347 million.

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

Going Concern

As of June 30, 2021, the Company had cash, cash equivalents and marketable securities of $31.1 million. The Company closely monitors its cash, cash equivalents and marketable securities and will need to raise additional funds to meet its projected operating requirements, including the continued commercialization of Twirla, and exploring the advancement of its existing pipeline and its possible expansion through business development activities.

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

The Company continues to analyze various alternatives, including refinancing alternatives, asset sales and mergers and acquisitions. The Company’s future success depends on its ability to raise additional capital as discussed above. The Company cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current stockholders will experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company then may be unable to continue the commercialization of Twirla, and may also be required to cut operating costs, and forego future development and other opportunities.

The unaudited financial statements as of June 30, 2021 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan and successfully commercialize Twirla. The unaudited financial statements as of June 30, 2021 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

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

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. Certain reclassifications have been made to prior periods to conform with current reporting. On the statement of operations, the Company has separated the presentation of selling and marketing expenses from total general and administrative expenses. To conform prior year amounts to the current period presentation, $3.2 million and $4.9 million was reclassified from general and administrative expenses to selling and marketing expenses for the three and six months ended June 30, 2020, respectively.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. Based on the Company’s current business plan and ability to commercialize Twirla, the Company believes that its cash, cash equivalents and marketable securities as of June 30, 2021 will be sufficient to meet its projected operating requirements through the end of 2021. If the COVID-19 pandemic or other factors impact the Company’s current business plan or its ability to generate revenue from the launch of Twirla, the Company believes it has the ability to revise its commercial plans, including curtailing sales and marketing spending, to allow it to continue to fund its operations.

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

It should be noted that current public health threats could adversely affect the Company’s ongoing or planned business operations. In particular, the ongoing COVID-19 pandemic has resulted in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, access restrictions, restrictions on public gatherings, and stay at home orders. The effect of these orders, government imposed quarantines and measures the Company has taken, such as implementing work-at-home policies, may negatively impact productivity, disrupt the Company’s business and could delay the Company’s commercialization timeline. The Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if the Company or any of the third parties with whom it engages, including personnel at third-party manufacturing facilities and other third parties with whom the Company conducts business, were to experience shutdowns or other business disruptions, the Company’s ability to conduct its business in the manner and on the timeline presently planned could be materially and adversely impacted. It is unknown how long these conditions will last and what the complete effect will be on the Company. While to date we have been able to continue to execute our overall business plan, some of our business activities have been slowed and taken longer to complete and we continue to adjust to the challenges of operating in a largely remote setting with our employees. We have only recently launched our commercial activities for Twirla and begun engaging with healthcare providers to promote Twirla. We expect that, as we broaden our sales detailing activities, in some instances our sales force may encounter challenges engaging with healthcare providers during this on-going pandemic. Although many areas of the United States have begun to re-open access to offices and other commercial facilities, there continue to be areas where restrictions remain in place, which may have the potential to affect our ability to conduct our business. Further, new variants, some of which could be resistant to existing vaccines, may lead to new shutdowns or business disruptions in the future. The Company will continue to closely monitor events as they develop and evaluate alternative, mitigating measures it can implement if needed.

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

Trade Accounts Receivable and Allowances

Trade accounts receivable are amounts owed to the Company by its customers for product that has been delivered. The trade accounts receivable are recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses represents the Company’s estimate of losses over the life of the receivables. The Company evaluates forward looking economic factors and uses professional judgment to determine the allowance for credit losses, as Twirla was commercially launched in December 2020 and historical data is not yet available. The credit loss reserves are reviewed and adjusted periodically. Credit loss reserves were not material as of June 30, 2021.

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

The Company’s third-party manufacturer, Corium, completed the validation of the commercial manufacturing process for Twirla in the fourth quarter of 2020. The costs associated with validation batches were expensed as research and development expenses during the period the costs were incurred. The Company used this validation product for commercial supplies and samples of Twirla into May 2021. Since the Company did not capitalize any validation product, all sales of this validation product had no associated product cost. During the three and six months ended June 30, 2021, units sold with no associated product cost were approximately 2,000 and 3,000, respectively. Had such inventory been valued at acquisition cost, it would have resulted in an immaterial increase to cost of goods sold and a corresponding decrease to gross profit.

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

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe the carrying values of any long-lived assets are impaired as of June 30, 2021.

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

Advertising Costs

The Company has elected to expense advertising costs when incurred. Advertising costs totaled $3.0 million and $0 for the three months ended June 30, 2021 and 2020, respectively, and totaled $6.1 million and $0 for the six months ended June 30, 2021 and 2020, respectively.

Deferred Financing Costs

Costs directly attributable to the Company’s senior secured term loan (see Note 8) are deferred and reported as a reduction of the related term loan. These costs represent a 1% facility fee paid directly to the lender, legal fees and other costs related to the term loan and are being amortized over the term of the loan. Amortization of deferred financing costs charged to interest expense was $69,000 for each of the three months ended June 30, 2021 and 2020, and was $139,000 and $92,000 for the six months ended June 30, 2021 and 2020, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company invests its cash, cash equivalents and marketable securities in debt instruments and interest-bearing accounts in United States financial institutions, the balances of which exceed federally insured limits. The Company has not recognized any losses from credit risks on such accounts. The Company mitigates credit risk by limiting the investment type and maturity to securities that preserve capital, maintain liquidity and have a high credit quality. The Company has no financial instruments with off balance sheet risk of accounting loss.

Major customers of the Company are defined as those constituting greater than 10% of its total revenue. In the three months ended June 30, 2021, the Company had sales to three customers that individually accounted for more than 10% of its total revenue. These customers had sales of $0.5 million, $0.4 million, and $0.3 million, respectively, which represented 96% of total revenues in the quarter. Accounts receivable related to these three customers comprised 41%, 27%, and 30%, respectively, as of June 30, 2021.

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

In accordance with ASC 606, the Company must make significant judgments to determine the estimate for certain variable consideration. For example, the Company must estimate the percentage of end-users that will obtain the product through public insurance such as Medicaid or through private commercial insurance. To determine these estimates, the Company relies on industry standard data and trend analysis as historical sales data for Twirla are not yet available based on the December 2020 launch date. Once historical data becomes available, the Company will incorporate Twirla specific data into its estimates of variable consideration.

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

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than twelve months. Twirla was commercially launched in December 2020 and with limited historical sales data, an estimate for product returns as of June 30, 2021 was made based on industry-standard data and trend analysis. As time passes and historical data becomes available, the Company will use historical sales and return data to estimate future product returns.

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

Provisions for the revenue reserves described above totaled $345,000 and $348,000 for the three- and six-months ending June 30, 2021, respectively. As of June 30, 2021, reserves on the balance sheet associated with variable consideration were $0.3 million.

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

The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no uncertain tax positions as of June 30, 2021 that qualify for either recognition or disclosure in the financial statements under this guidance.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three months ended June 30, 2021 and 2020, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	June 30,
	2021	2020
Common stock warrants	1,850,000	1,400,000
Unvested restricted stock units	253,697	159,795
Common stock options	10,352,326	8,503,254
Total	12,456,023	10,063,049

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This guidance simplifies the accounting for income taxes by, among other things, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of this standard did not have a material impact on its financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The guidance is effective for the Company on January 1, 2022. The Company is currently evaluating the impact of adopting this standard and does not expect the guidance to have a material impact on its financial statements.

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020.

	Level 1	Level 2	Level 3
June 30, 2021
Assets:
Cash and cash equivalents	$26,118	$—	$—
Marketable securities	—	4,999	—
Total assets at fair value	$26,118	$4,999	$—

	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Cash and cash equivalents	$14,463	$—	$—
Marketable securities	—	40,008	—
Total assets at fair value	$14,463	$40,008	$—

There were no transfers between Level 1, 2 or 3 during 2021 or 2020.

4. Marketable Securities

The following is a summary of marketable securities, classified as available-for-sale:

		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
June 30, 2021

U.S. government obligations (maturing in one year or less)	$3,000	$—	$—	$3,000
Corporate debt securities (maturing in one year or less)	1,999	—	—	1,999
Total marketable securities	$4,999	$—	$—	$4,999

The Company holds investment-grade marketable securities. There were no continuous unrealized loss positions in excess of twelve months as of June 30, 2021. There was no accrued interest income at June 30, 2021.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2021	2020
Prepaid insurance	$259	$680
Other	943	769
Total prepaid expenses and other current assets	$1,202	$1,449

6. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2021	2020
Accrued compensation	$1,397	$1,697
Accrued professional fees and other	3,756	1,651
Total accrued liabilities	$5,153	$3,348

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

The Company has no finance leases and one operating lease for office space in Princeton, NJ. Operating lease expense was $38,000 and $75,000 for the three and six months ended June 30, 2021, respectively.

Operating cash flows used for operating leases during the three and six months ended June 30, 2021 were $34,000 and $66,000, respectively. As of June 30, 2021, the weighted-average remaining lease term was 0.50 years and the weighted average discount rate was 15.2%.

Future minimum lease payments under non-cancellable leases as of June 30, 2021 were as follows:

2021	$75
Total	$75
Less: Interest	(3)
Present value of lease liability	$72

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

Borrowings under the Amended Perceptive Credit Agreement will accrue interest at an annual rate equal to the London Interbank Offered Rate for one-month deposits (“LIBOR”) plus 10.25%, provided that LIBOR shall not be less than 1.5%. The rate of interest in effect as of the Closing Date and at June 30, 2021 was 11.75%. Upon the occurrence and during the continuance of any event of default under the Amended Perceptive Credit Agreement, the interest rate automatically increases by 3.0% per annum.

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

The Amended Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customary for similar financings. The negative covenants restrict or limit the ability of the Company to, among other things and subject to certain exceptions contained in the Amended Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain investments or restricted payments (each as defined in the Amended Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Amended Perceptive Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2021, report revenues for the trailing 12-month period that exceed the amounts set forth in the Amended Perceptive Credit Agreement, which range from $3.8 million for the fiscal quarter ending June 30, 2021 to $87.1 million for the fiscal quarter ending December 31, 2023. At June 30, 2021, the Company was in compliance with the cash balance covenant, but not in compliance with the revenue covenant. The Company obtained a written waiver from the lender with respect to the Company’s failure to meet the revenue covenant for the three months ended June 30, 2021.

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

The Company allocated the proceeds of $20.0 million in accordance with ASC 470 based on the relative fair values of the debt and the Perceptive Warrants. The relative fair value of the Perceptive Warrants of approximately $3.6 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The significant assumptions used in preparing the option pricing model for valuing the Perceptive Warrants issued include (i) volatility (70.0%), (ii) risk free interest rate of 1.47% (estimated using treasury bonds with a 7-year life), (iii) strike prices of $3.74 and $4.67 for the common stock warrants, (iv) fair value of common stock ($4.01) and (v) expected life (7 years). The fair value of the 2021 Perceptive Warrants of approximately $1.1 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The significant assumptions used in preparing the option pricing model for valuing the 2021 Perceptive Warrants issued include (i) volatility (103.5%), (ii) risk free interest rate of 1.15% (estimated using treasury bonds with a 7-year life), (iii) strike price of $2.87 for the common stock warrant, (iv) fair value of common stock ($2.87) and (v) expected life (7 years). The fair value of the warrants as well as the debt issue costs incurred in connection with the entry into the Perceptive Credit Agreement, including a facility fee of 1% of the total amount of loans available under the facility, are presented as a direct deduction from the carrying amount of the term loan on the consolidated balance sheet as detailed below (in thousands).

June 30,
2021
Notes payable	$20,000
Debt issuance costs	(689)
Warrant discount	(3,276)
Long-term debt	$16,035

The fair value of the warrants and the debt issue costs are being amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of $398,000 and $303,000 for the three months ended June 30, 2021 and 2020, respectively, and $734,000 and $404,000 for the six months ended June 30, 2021 and 2020, respectively.

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

ATM Sales Agreement

In March 2021, the Company entered into a common stock sales agreement (the “Sales Agreement”) under which the Company may sell up to an aggregate of $50.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended).  The Company agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under the Sales Agreement.  During the six months ended June 30, 2021, the Company issued and sold 5,113,971 shares of common stock under the Sales Agreement resulting in net proceeds to the Company of approximately $7.4 million, of which $7.0 million was received by June 30, 2021.

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of goods sold	$75	$—	$135	$—
Research and development	121	139	228	337
Selling and marketing	43	26	78	43
General and administrative	604	674	1,144	1,080
Total	$843	$839	$1,585	$1,460

10. Accumulated Other Comprehensive Income

The change in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2021 is summarized below (in thousands):

Unrealized
Gain on
Marketable
Securities
Balance December 31, 2020	$3
Other comprehensive income	(3)
Balance June 30, 2021	$—

No amounts were classified out of accumulated other comprehensive income during the six months ended June 30, 2021.

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

12. Commitments and Contingencies

The Company has several firm purchase commitments, primarily related to the manufacture and supply of Twirla and the supply of a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services. Future firm purchase commitments under these agreements, the last of which ends in 2030, total $10.9 million. This amount does not represent all of the Company’s anticipated purchases in the future, but instead represents only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend in 2021 or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. As of June 30, 2021, the Company has not recorded a provision for any contingent losses.

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

Our first product, Twirla, which was approved in February 2020 and launched in early December 2020, is a once-weekly prescription combination hormonal contraceptive patch. It delivers a dose of estrogen consistent with commonly prescribed combined hormonal contraceptives, or CHCs, and lower than the estrogen dose found in other marketed contraceptive patches. We believe there is a market need for a contraceptive patch that is designed to deliver approximately 30 mcg of estrogen and 120 mcg of progestin in a convenient, non-daily dosage form that may support compliance in a noninvasive fashion. Twirla leverages our proprietary transdermal patch technology called Skinfusion®. Skinfusion is designed to allow drug delivery through the skin while promoting patch adhesion and patient comfort and wearability, which may help support compliance.

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

It should be noted that current public health threats could adversely affect our ongoing or planned business operations. In particular, the ongoing COVID-19 pandemic resulted in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, access restrictions, restrictions on public gatherings, and stay at home orders. The effect of these orders, government imposed quarantines and measures we have taken, such as implementing work-at-home policies, may negatively impact productivity, disrupt our business and/or could adversely affect our commercialization plans and results. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including personnel at third-party manufacturing facilities and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timeline presently planned could be materially and adversely impacted. It is unknown how long these conditions will last and what the complete effect will be on us. During the pandemic, some of our business activities have been slowed and taken longer to complete and we continue to adjust to the challenges of operating in a largely remote setting with our employees. We launched our commercial activities for Twirla and began engaging with healthcare providers to promote Twirla in December 2020. In some instances our sales force has encountered challenges engaging with healthcare providers during this on-going pandemic. Although many areas of the United States have begun to re-open access to offices and other commercial facilities, there continue to be areas where restrictions remain in place, which may have the potential to affect our ability to conduct our business. Further, new variants, some of which could be resistant to existing vaccines, may lead to new shutdowns or business disruptions in the future. Overall, we recognize the challenges of launching in a pandemic, will continue to closely monitor events as they develop and plan for alternative and mitigating measures that we can implement if needed.

Financial Overview

Since our inception in 1997, we have devoted substantial resources to developing and seeking regulatory approval for Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $13.5 million, $9.9 million and $9.8 million during the years ended December 31, 2020, 2019 and 2018, respectively.  We incurred research and development expenses of $0.9 million and $3.7 million for the three months ended June 30, 2021 and 2020, respectively.  We incurred research and development expenses of $3.0 million and $6.8 million for the six months ended June 30, 2021 and 2020, respectively. While we anticipate that a portion of our operating expenses will continue to be related to research and development as we plan our post marketing studies, which include both our post marketing requirement and post marketing commitment to the FDA, and evaluate the development of our pipeline, our operating expenses have substantially shifted towards ongoing commercialization activities for Twirla.

We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans.  As of June 30, 2021, and December 31, 2020, we had $31.1 million and $54.5 million in cash, cash equivalents and marketable securities, respectively.

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

In March 2021, we entered into a common stock sales agreement (the “2021 ATM Agreement”) under which we are authorized to sell up to an aggregate of $50.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended). We agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement. During the six months ended June 30, 2021, we issued and sold a total of 5,113,971 shares of common stock under the 2021 ATM Agreement resulting in net proceeds of approximately $7.4 million, $7.0 million of which was received by June 30, 2021.

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

We have generated minimal revenue and have never been profitable for any year. Our net loss was $51.9 million, $18.6 million and $19.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our net loss was $17.6 million and $10.8 million for the three months ended June 30, 2021 and 2020, respectively. Our net loss was $34.8 million and $18.7 million for the six months ended June 30, 2021 and 2020, respectively. We expect to incur significant operating expenses for the foreseeable future as we continue to commercialize Twirla, advance our other potential product candidates and expand our research and development programs.

Going Concern

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $31.1 million. The Company closely monitors its cash, cash equivalents and marketable securities and will need to raise additional funds through debt issuance or the issuance and sale of its common stock to meet its projected operating requirements, including the continued commercialization of Twirla, the exploration and potential advancement of its existing pipeline and its possible expansion through business development activities.

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

The financial statements as of June 30, 2021 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on our business plan and successfully launch Twirla. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cost of Product Revenue

Costs of product revenue include direct and indirect costs related to the manufacturing of Twirla sold, including packaging services, freight, and allocation of overhead costs that are primarily fixed such as depreciation, salaries and benefits, and insurance. We expect these relatively fixed costs to become less significant as a percentage of sales with anticipated volume increases. There was no direct cost of product revenue on approximately 2,000 units sold and 3,000 units sold in the three and six months ended June 30, 2021, respectively, as those units were validation inventory which was previously expensed as research and development expense in the fourth quarter of 2020.

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

For the three months ended June 30, 2021 and 2020, our research and development expenses were approximately $0.9 million and $3.7 million, respectively.  For the six months ended June 30, 2021 and 2020, our research and development expenses were approximately $3.0 million and $6.8 million, respectively. The following table summarizes our research and development expenses by functional area.

	Three months ended		Six months ended
	June 30,		June 30,
	(In thousands)		(In thousands)
	2021	2020	2021	2020

Clinical development	$244	$451	$1,485	$628
Regulatory	(20)	105	138	334
Personnel related	531	368	1,195	860
Manufacturing—commercialization	(14)	2,598	(71)	4,666
Stock-based compensation	121	139	228	337
Total research and development expenses	$862	$3,661	$2,975	$6,825

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

For the three months ended June 30, 2021 and 2020, our selling and marketing expenses totaled approximately $11.7 million and $3.2 million, respectively. For the six months ended June 30, 2021 and 2020, our selling and marketing expenses totaled approximately $20.9 million and $4.9 million, respectively. Our commercial launch of Twirla in the United States utilized a contract sales force. We anticipate that our selling and marketing expenses will increase in the future as our commercialization efforts continue. These increases will likely include increased payroll and operating costs, including brand building, advocacy, market research and consulting, and the costs of maintaining our contract sales force.

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

For the three months ended June 30, 2021 and 2020, our general and administrative expenses totaled approximately $4.1 million and $3.2 million, respectively. For the six months ended June 30, 2021 and 2020, our general and administrative expenses totaled approximately $8.0 million and $5.9 million, respectively. We anticipate that our general and administrative expenses will increase in the future as our recently added administrative positions are maintained on a full-year basis. These increases will likely include legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three months ended
	June 30,
	2021	2020	Change

Revenues, net	$1,185	$—	$1,185
Cost of product revenues	1,145	—	1,145
Gross profit	40	—	40

Operating expenses:
Research and development	$862	$3,661	$(2,799)
Selling and marketing	11,714	3,150	8,564
General and administrative	4,115	3,228	887
Total operating expenses	16,691	10,039	6,652
Loss from operations	$(16,651)	$(10,039)	(6,612)

Other income (expense)
Interest income	7	115	(108)
Interest expense	(993)	(902)	(91)
Total other income (expense), net	(986)	(787)	(199)
Loss before benefit from income taxes	(17,637)	(10,826)	(6,811)
Benefit from income taxes	—	—	—
Net loss	$(17,637)	$(10,826)	$(6,811)

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

Cost of product revenues. Costs of product revenues totaled $1.1 million and consist of direct and indirect costs related to the manufacturing of Twirla sold, including packaging services, freight, and allocation of overhead costs that are primarily fixed such as depreciation, salaries and benefits, and insurance. During the three months ended June 30, 2021, approximately 24% of the product sold consisted of validation inventory which was previously expensed as research and development expense in the fourth quarter of 2020.

Research and development expenses. Research and development expenses decreased by $2.8 million, or 76%, from $3.7 million for the three months ended June 30, 2020 to $0.9 million for the three months ended June 30, 2021. This decrease in research and development expenses was primarily due to a decrease in manufacturing commercialization expenses of $2.6 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.  This decrease reflects costs to conduct validation work for the commercial manufacturing of Twirla by Corium, our contract manufacturer, which was completed in 2020.

Selling and marketing expenses. Selling and marketing expenses increased by $8.6 million, or 272%, from $3.2 million for the three months ended June 30, 2020 to $11.7 million for the three months ended June 30, 2021. This overall increase in selling and marketing expenses is due to increases related to our commercialization activities such as our contract sales force, brand building, advocacy, market research and consulting.

General and administrative expenses.  General and administrative expenses increased by $0.9 million, or 27%, from $3.2 million for the three months ended June 30, 2020 to $4.1 million for the three months ended June 30, 2021. This increase in general and administrative expense was primarily due to:

●	an increase in salaries and wages of $0.3 million, due to increased headcount for the three months ended June 30, 2021; and

●	an increase in professional fee expenses of $0.3 million primarily related to investor relations expenses and increased use of financial consultants.

Interest income.  Interest income comprises interest earned on cash, cash equivalents and marketable securities.

Interest expense.  Interest expense is attributable to our term loan with Perceptive and includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense increased by $0.1 million, from $0.9 million for the three months ended June 30, 2020 to $1.0 million for the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended
	June 30,
	2021	2020	Change

Revenues, net	$1,301	$—	$1,301
Cost of product revenues	2,306	—	2,306
Gross profit	(1,005)	—	(1,005)

Operating expenses:
Research and development	$2,975	$6,825	$(3,850)
Selling and marketing	20,877	4,892	15,985
General and administrative	8,016	5,939	2,077
Total operating expenses	31,868	17,656	14,212
Loss from operations	$(32,873)	$(17,656)	(15,217)

Other income (expense)
Interest income	23	247	(224)
Interest expense	(1,915)	(1,300)	(615)
Total other income (expense), net	(1,892)	(1,053)	(839)
Loss before benefit from income taxes	(34,765)	(18,709)	(16,056)
Benefit from income taxes	—	—	—
Net loss	$(34,765)	$(18,709)	$(16,056)

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

Cost of product revenues. Costs of product revenues totaled $2.3 million and consist of direct and indirect costs related to the manufacturing of Twirla sold, including packaging services, freight, and allocation of overhead costs that are primarily fixed such as depreciation, salaries and benefits, and insurance. During the six months ended June 30, 2021, approximately 29% of the product sold consisted of validation inventory which was previously expensed as research and development expense in the fourth quarter of 2020.

Research and development expenses. Research and development expenses decreased by $3.9 million, or 56%, from $6.8 million for the six months ended June 30, 2020 to $3.0 million for the six months ended June 30, 2021. This decrease in research and development expenses was primarily due to the following:

●	a decrease in manufacturing commercialization expenses of $4.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This decrease reflects costs to conduct validation work for the commercial manufacturing of Twirla by Corium, our contract manufacturer, which was completed in 2020; and

●	an increase in clinical development expenses of $0.8 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This increase reflects higher costs as we evaluate additional line extensions for Twirla and initiate development of potential product candidates in addition to Twirla and higher medical education costs for the six months ended June 30, 2021.

Selling and marketing expenses. Selling and marketing expenses increased by $16.0 million, or 327%, from $4.9 million for the six months ended June 30, 2020 to $20.9 million for the six months ended June 30, 2021. This overall increase in selling and marketing expenses is due to increases related to our commercialization activities such as our contract sales force, brand building, advocacy, market research and consulting.

General and administrative expenses.  General and administrative expenses increased by $2.1 million, or 35%, from $5.9 million for the six months ended June 30, 2020 to $8.0 million for the six months ended June 30, 2021. This increase in general and administrative expense was primarily due to:

●	an increase in salaries and wages of $0.9 million, due to increased headcount for the six months ended June 30, 2021;
●	an increase in professional fee expenses of $0.8 million primarily related to investor relations expenses and increased use of financial consultants; and
●	an increase in insurance expense of $0.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Interest income.  Interest income comprises interest earned on cash, cash equivalents and marketable securities.

Interest expense.  Interest expense is attributable to our term loan with Perceptive and includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense increased by $0.6 million, from $1.3 million for the six months ended June 30, 2020 to $1.9 million for the six months ended June 30, 2021.

Liquidity and Capital Resources

At June 30, 2021, we had cash, cash equivalents and marketable securities totaling $31.1 million. We invest a portion of our cash equivalents and marketable securities in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(30,004)	$(14,649)
Net cash provided by (used in) investing activities	34,580	(48,044)
Net cash provided by financing activities	7,079	67,660
Net increase in cash and cash equivalents	$11,655	$4,967

Operating Activities

We incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as Twirla was being developed. With the approval of Twirla early in 2020, our operating expenses shifted substantially to selling and marketing as we built out our commercial infrastructure. Net cash used in operating activities was $30.0 million for the six months ended June 30, 2021 and consisted primarily of a net loss of $34.8 million, offset by a net increase from operating assets and liabilities of $1.2 million, non-cash stock-based compensation expense of $1.6 million, depreciation expense of $1.0 million, and $0.9 million of other non-cash charges, primarily interest expense.  Net cash used in operating activities was $14.6 million for the six months ended June 30, 2020 and consisted primarily of a net loss of $18.7 million, offset by non-cash stock-

based compensation expense of $1.5 million, $0.5 million of other non-cash charges, and a net increase from operating assets and liabilities of $2.1 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2021 was $34.6 million and primarily represents net sales and maturities of marketable securities. Cash used in investing activities for the six months ended June 30, 2020 primarily represents the purchase of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $7.1 million, which consists of net proceeds of $7.0 million from the sale of 5,113,971 shares of our common stock through an at-the-market, or ATM, sales program, and stock option proceeds of $0.1 million.  Net cash provided by financing activities for the six months ended June 30, 2020 was $67.7 million which consists of net proceeds of $48.4 million received from the issuance of 17,250,000 shares of our common stock through a public offering, and proceeds of $20.0 million from the Perceptive term loan.  These proceeds were partially offset by debt financing costs of $1.0 million.

Funding Requirements and Other Liquidity Matters

We plan to monitor our cash, cash equivalents and marketable securities balances, in an effort to ensure we have adequate liquidity to fund the operations of the Company. If the COVID-19 pandemic or other factors impact our current business plan or our ability to generate revenue from the launch of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations. In addition, on October 2, 2020 we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $200.0 million (the “2020 Shelf Registration Statement”). On October 14, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. In March 2021, we entered into the 2021 ATM to sell common stock through the 2020 Shelf Registration Statement. We believe we may have the potential to access additional capital through the Amended Perceptive Agreement, the 2021 ATM, selling additional debt or equity securities or obtaining a line of credit or other loan as required.

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

Contractual Obligations and Commitments

In April 2020, we entered into a Manufacturing and Commercialization Agreement (“the Commercialization Agreement”) with Corium, Inc. for the manufacture and supply of Twirla. Under the terms of the Commercialization Agreement, Corium is to be the exclusive supplier of Twirla for ten years. The Commercialization Agreement includes a fixed price per unit for two years depending on annual purchase volume and quarterly minimum purchase amounts. As of June 30, 2021, the amount committed for purchases through the third quarter of 2021 is $7.1 million.

In April 2020, we entered into a project agreement (the “Project Agreement”) with inVentiv Commercial Services, LLC (“inVentiv”) under which inVentiv will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services and training services with respect to Twirla to the Company in exchange for an up-front implementation fee and a fixed annual fee. The Project Agreement has an initial term of two years from August 24, 2020, the date of the first activity undertaken by inVentiv to detail Twirla (the “Deployment Date”), unless earlier extended upon the mutual written agreement of the parties. We may terminate the Project Agreement for any reason upon timely notice after the first anniversary of the Deployment Date; provided, however, that if we terminate the Project Agreement prior to the eighteen month anniversary of the Deployment Date, we will be obligated to pay inVentiv a termination fee, the amount of which varies depending on the date of termination. As of June 30, 2021, the minimum amount committed totals $3.8 million.

The following table summarizes our contractual obligations and commitments as of June 30, 2021 that will affect our future liquidity:

		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years

	(In thousands)
Long-term Debt Obligations	$20,000	$—	$20,000	$—	$—
Operating Lease Obligations	75	75	—	—	—
Purchase Obligations	10,914	10,914	—	—	—

Total	$30,989	$10,989	$20,000	$—	$—

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

On March 18, 2021, we filed a prospectus supplement to our 2020 Shelf Registration Statement registering an at-the-market offering program we entered into for the sale of up to $50.0 million of shares of our common stock. During the six months ended June 30, 2021, we sold 5,113,971 shares of our common stock under the at-the-market program resulting in net proceeds of approximately $7.4 million, of which $7.0 million was received by June 30, 2021.

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

We had cash, cash equivalents and marketable securities of $31.1 million and $54.5 million at June 30, 2021 and December 31, 2020, respectively, consisting primarily of funds in cash, money market accounts and corporate and government debt securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would not have a material effect on interest expense for the six months ended June 30, 2021.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2021.

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

Item 1A.    Risk Factors.

There have been no material changes during the quarter ended June 30, 2021 to our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: July 26, 2021	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2021

	By:	/s/ Dennis P. Reilly
Dennis P. Reilly
Senior Vice President and Chief Financial Officer (Principal Financial Officer)