Form 10-Q
period 2021-09-30
AGILE THERAPEUTICS INC
filed 2021-11-02
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 121,396,033 shares of the registrant’s common stock, $0.0001 par value, outstanding as of October 29, 2021.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

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

•growth of sales volume at a rate that allows us to avoid losses associated with dated, expired, excess or obsolete inventory, and achieve our contractual minimum orders with our third-party manufacturer, Corium;
•our ability to timely obtain from Corium, sufficient quantities or quality of Twirla and our potential product candidates or other materials required for a clinical trial or other tests and studies;
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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1. Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$14,735	$14,463
Marketable securities	—	40,008
Accounts receivable, net	1,309	865
Inventory, net	3,460	—
Prepaid expenses and other current assets	2,258	1,449
Total current assets	21,762	56,785
Property and equipment, net	12,911	14,243
Right of use asset	37	138
Other non-current assets	1,972	1,896
Total assets	$36,682	$73,062

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,632	$3,867
Accrued expenses	3,899	3,348
Lease liability, current portion	37	138
Total current liabilities	9,568	7,353

Long-term debt	16,434	16,381
Total liabilities	26,002	23,734
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $.0001 par value, 150,000,000 shares authorized, 94,729,385 and 87,563,753 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	9	9
Additional paid-in capital	374,431	361,539
Accumulated other comprehensive income	—	3
Accumulated deficit	(363,760)	(312,223)
Total stockholders’ equity	10,680	49,328
Total liabilities and stockholders’ equity	$36,682	$73,062

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations

(Unaudited)

(in thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues, net	$1,287	$—	$2,587	$—
Cost of product revenues	2,711	—	5,017	—
Gross profit (loss)	(1,424)	—	(2,430)	—

Operating expenses:
Research and development	$1,593	$3,663	$4,568	$10,488
Selling and marketing	9,386	7,723	30,263	12,616
General and administrative	3,371	3,270	11,386	9,208
Total operating expenses	14,350	14,656	46,217	32,312
Loss from operations	(15,774)	(14,656)	(48,647)	(32,312)

Other income (expense)
Interest income	1	37	24	284
Interest expense	(999)	(905)	(2,914)	(2,205)
Total other income (expense), net	(998)	(868)	(2,890)	(1,921)
Loss before benefit from income taxes	(16,772)	(15,524)	(51,537)	(34,233)
Benefit from income taxes	—	—	—	—
Net loss	$(16,772)	$(15,524)	$(51,537)	$(34,233)

Net loss per share (basic and diluted)	$(0.18)	$(0.18)	$(0.57)	$(0.41)

Weighted-average common shares (basic and diluted)	93,757,215	87,350,505	90,048,183	83,754,550

Comprehensive loss:
Net loss	$(16,772)	$(15,524)	$(51,537)	$(34,233)
Other comprehensive income:
Unrealized loss on marketable securities	—	1	(3)	11
Comprehensive loss	$(16,772)	$(15,523)	$(51,540)	$(34,222)

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated		Total
	Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2020	87,563,753	$9	$361,539	$3	$(312,223)	$49,328
Share-based compensation - stock options and RSUs	—	—	742	—	—	742
Issuance of common stock pursuant to at-the market stock sales, net of expenses	520,937	—	960	—	—	960
Issuance of common stock upon exercise of stock options	126,400	—	75	—	—	75
Vesting of RSUs	52,651	—	—	—	—	—
Warrants issued in connection with long-term debt	—	—	1,080	—	—	1,080
Unrealized net gain on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(17,128)	(17,128)
Balance March 31, 2021	88,263,741	$9	$364,396	$—	$(329,351)	$35,054
Share-based compensation - stock options and RSUs	—	—	843	—	—	843
Issuance of common stock pursuant to at-the market stock sales, net of expenses	4,593,034	—	6,349	—	—	6,349
Vesting of RSUs	71,430	—	—	—	—	—
Unrealized net gain on marketable securities	—	—	—	—	—	—
Net loss	—	—	—	—	(17,637)	(17,637)
Balance June 30, 2021	92,928,205	$9	$371,588	$—	$(346,988)	$24,609
Share-based compensation - stock options and RSUs	—	—	887	—	—	887
Issuance of common stock pursuant to at-the market stock sales, net of expenses	1,801,180	—	1,956	—	—	1,956
Unrealized net gain on marketable securities	—	—	—	—	—	—
Net loss	—	—	—	—	(16,772)	(16,772)
Balance September 30, 2021	94,729,385	$9	$374,431	$—	$(363,760)	$10,680

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

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(51,537)	$(18,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash inventory reserve	1,415
Depreciation	1,546	8
Amortization	102	82
Noncash stock-based compensation	2,472	1,460
Noncash interest	1,262	447
Changes in operating assets and liabilities:
Accounts receivable	(444)	—
Inventory	(4,875)	—
Prepaid expenses and other assets	(885)	(686)
Accounts payable and accrued expenses	2,462	2,839
Lease liability	(102)	(90)
Net cash used in operating activities	(48,584)	(14,649)

Cash flows from investing activities:
Purchases of marketable securities	—	(47,822)
Sales and maturities of marketable securities	39,729	—
Acquisition of property and equipment	(214)	(222)
Net cash provided by (used in) investing activities	39,515	(48,044)

Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of offering costs	—	48,434
Proceeds from At-the-Market sales of common stock, net of offering costs	9,266	—
Proceeds from issuance of long-term debt	—	20,000
Debt financing costs paid	—	(1,059)
Proceeds from exercise of stock options	75	285
Net cash provided by financing activities	9,341	67,660

Net increase in cash and cash equivalents	272	4,967
Cash and cash equivalents, beginning of period	14,463	34,479
Cash and cash equivalents, end of period	$14,735	$39,446

Supplemental disclosure of noncash financing activities
Warrants issued in connection with long-term debt	$1,080	$3,570
Supplemental cash flow information
Interest paid	$1,782	$1,498

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

The Company’s sole approved product, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that received approval from the U.S. Food and Drug Administration, or FDA, in February 2020. Substantially all of the Company’s resources are currently dedicated to commercializing Twirla in the United States. The Company has generated minimal product revenue to date and is subject to a number of risks similar to those of other early stage companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the potential need to obtain additional capital necessary to fund the development of its products, competition from larger companies and compliance with FDA and other government regulations. If the Company does not successfully commercialize any product candidates, it will be unable to generate recurring product revenue or achieve profitability. The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of September 30, 2021, the Company had an accumulated deficit of approximately $364 million.

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

Going Concern

As of September 30, 2021, the Company had cash and cash equivalents of $14.7 million. The Company closely monitors its cash, cash equivalents and marketable securities and will need to raise additional funds to meet its projected operating requirements, including the continued commercialization of Twirla, and exploring the advancement of its existing pipeline and its possible expansion through business development activities.

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

The unaudited financial statements as of September 30, 2021 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan and successfully commercialize Twirla. The unaudited financial statements as of September 30, 2021 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

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

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. Certain reclassifications have been made to prior periods to conform with current reporting. On the statement of operations, the Company has separated the presentation of selling and marketing expenses from total general and administrative expenses. To conform prior year amounts to the current period presentation, $7.7 million and $12.6 million was reclassified from general and administrative expenses to selling and marketing expenses for the three and nine months ended September 30, 2020, respectively.

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

It should be noted that current public health threats could adversely affect the Company’s ongoing or planned business operations. In particular, the ongoing COVID-19 pandemic has resulted in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, access restrictions, restrictions on public gatherings, and stay at home orders. The effect of these orders, government imposed quarantines and measures the Company has taken, such as implementing work-at-home policies, may negatively impact productivity, disrupt the Company’s business and could delay the Company’s commercialization timeline. The Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if the Company or any of the third parties with whom it engages, including personnel at third-party manufacturing facilities and other third parties with whom the Company conducts business, were to experience shutdowns or other business disruptions, the Company’s ability to conduct its business in the manner and on the timeline presently planned could be materially and adversely impacted. It is unknown how long these conditions will last and what the complete effect will be on the Company. While to date we have been able to continue to execute our overall business plan, some of our business activities have been slowed and taken longer to complete and we continue to adjust to the challenges of operating in a largely remote setting with our employees. We have only recently launched our commercial activities for Twirla and begun engaging with healthcare providers to promote Twirla. We expect that, as we broaden our sales detailing activities, in some instances our sales force may encounter challenges engaging with healthcare providers during this on-going pandemic. Although many areas of the United States have begun to re-open access to offices and other commercial facilities, there continue to be areas where restrictions remain in place, which may have the potential to affect our ability to conduct our business. Further, new variants, including those which are more easily transmissible or resistant to existing vaccines, may lead to new shutdowns or business disruptions in the future. The Company will continue to closely monitor events as they develop and evaluate alternative, mitigating measures it can implement if needed.

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

Marketable Securities

The Company may invest a portion of its excess cash balances in marketable securities, including U.S. government agency securities, and highly rated corporate bonds. The Company classifies all of its marketable securities as current assets on the balance sheet because they are available-for-sale and available to fund current operations. Marketable securities are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders' equity, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is reclassified from accumulated other comprehensive income (loss) to the statements of operations. Realized gains and losses are determined on the specific identification method and are included in other income.

Trade Accounts Receivable and Allowances

Trade accounts receivable are amounts owed to the Company by its customers for product that has been delivered. The trade accounts receivable are recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses represents the Company’s estimate of losses over the life of the receivables. The Company evaluates forward looking economic factors and uses professional judgment to determine the allowance for credit losses, as Twirla was commercially launched in December 2020 and historical data is not yet available. The credit loss reserves are reviewed and adjusted periodically. Credit loss reserves were not material as of September 30, 2021.

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

Inventory

Inventory is valued utilizing the weighted average costing method. The Company records an inventory reserve for losses associated with dated, expired, excess or obsolete items. This reserve is based on management’s current knowledge with respect to inventory levels, planned production and sales volume assumptions. During the third quarter of 2021, the Company established a reserve of approximately $1.4 million for inventory not expected to be sold prior to its shelf life date.

The Company’s third-party manufacturer, Corium, completed the validation of the commercial manufacturing process for Twirla in the fourth quarter of 2020. The costs associated with validation batches were expensed as research and development expenses during the period the costs were incurred. The Company used this validation product for commercial supplies and samples of Twirla into May 2021. Since the Company did not capitalize any validation product, all sales of this validation product had no associated product cost. During the nine months ended September 30, 2021, units sold with no associated product cost were approximately 3,000. Had such inventory been valued at acquisition cost, it would have resulted in an immaterial increase to cost of goods sold and a corresponding decrease to gross profit.

Property and Equipment

Property and equipment, consisting of computer equipment and manufacturing equipment, is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Expenditures incurred after the fixed assets have been put into operation, such as repairs and maintenance, are charged to earnings in the period in which costs are incurred. Improvements and additions are capitalized in accordance with Company policy.

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe the carrying values of any long-lived assets are impaired as of September 30, 2021.

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

Advertising Costs

The Company has elected to expense advertising costs when incurred. Advertising costs totaled $2.7 million and $0 for the three months ended September 30, 2021 and 2020, respectively, and totaled $8.8 million and $0 for the nine months ended September 30, 2021 and 2020, respectively.

Deferred Financing Costs

Costs directly attributable to the Company’s senior secured term loan (see Note 7) are deferred and reported as a reduction of the related term loan. These costs represent a 1% facility fee paid directly to the lender, legal fees and other costs related to the term loan and are being amortized over the term of the loan. Amortization of deferred financing costs charged to interest expense was $69,000 for each of the three months ended September 30, 2021 and 2020, and was $208,000 and $162,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

Major customers of the Company are defined as those constituting greater than 10% of its total revenue. In the three months ended September 30, 2021, the Company had sales to three customers that individually accounted for more than 10% of its total revenue. Each of these customers had sales of $0.4 million, which represented 92% of total revenues in the quarter. Accounts receivable related to these three customers comprised 35%, 34%, and 27%, respectively, as of September 30, 2021.

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

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than twelve months. Twirla was commercially launched in December 2020 and with limited historical sales data, an estimate for product returns as of September 30, 2021 was made based on industry-standard data and trend analysis. As time passes and historical data becomes available, the Company will use historical sales and return data to estimate future product returns.

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

Provisions for the revenue reserves described above totaled $0.6 million and $0.9 million for the three- and nine-months ending September 30, 2021, respectively. As of September 30, 2021, reserves on the balance sheet associated with variable consideration were $0.5 million.

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

In connection with an underwritten public offering completed in October 2021, the Company issued warrants to purchase 13,333,324 shares of its common stock. This offering also triggered an adjustment to the exercise price of the existing warrants mentioned above, which the Company is currently reviewing. See Notes 7 and 12 for additional information.

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

The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no uncertain tax positions as of September 30, 2021 that qualify for either recognition or disclosure in the financial statements under this guidance.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three months ended September 30, 2021 and 2020, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	September 30,
	2021	2020
Common stock warrants	1,850,000	1,400,000
Unvested restricted stock units	253,697	159,795
Common stock options	10,325,326	8,602,755
Total	12,429,023	10,162,550

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3
September 30, 2021
Assets:
Cash and cash equivalents	$14,735	$—	$—
Marketable securities	—	—	—
Total assets at fair value	$14,735	$—	$—

	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Cash and cash equivalents	$14,463	$—	$—
Marketable securities	—	40,008	—
Total assets at fair value	$14,463	$40,008	$—

There were no transfers between Level 1, 2 or 3 during 2021 or 2020.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid insurance	$1,186	$680
Other	1,072	769
Total prepaid expenses and other current assets	$2,258	$1,449

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued compensation	$942	$1,697
Accrued professional fees and other	2,957	1,651
Total accrued liabilities	$3,899	$3,348

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

The Company has no finance leases and one operating lease for office space in Princeton, NJ. Operating lease expense was $38,000 and $113,000 for the three and nine months ended September 30, 2021, respectively. The current operating lease is set to expire on December 31, 2021.

Operating cash flows used for operating leases during the three and nine months ended September 30, 2021 were $35,000 and $102,000, respectively. As of September 30, 2021, the weighted-average remaining lease term was 0.25 years and the weighted average discount rate was 15.2%.

Future minimum lease payments under non-cancellable leases as of September 30, 2021 were as follows (in thousands):

2021	$38
Total	$38
Less: Interest	(1)
Present value of lease liability	$37

In addition to the above lease, the Company has entered into a lease for new office space that has not yet commenced. This lease will commence on the later of December 1, 2021 or the date on which certain building improvements are substantially completed, all as set forth in the lease (the “Commencement Date”). The term of the lease is forty months following the Commencement Date. Upon the Commencement Date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.

7. Credit Agreement and Guaranty

On February 10, 2020 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP, a related party (“Perceptive”), for a senior secured term loan credit facility of up to $35.0 million, (the “Perceptive Credit Agreement”), which was amended in February 2021 (“Amended Perceptive Credit Agreement”) to increase the total amount available to the Company to $45.0 million. A first tranche of $5.0 million was funded on execution of the Perceptive Credit Agreement. A second tranche of $15.0 million was funded as a result of the approval of Twirla by the FDA. While another $25.0 million is available in two separate tranches upon the achievement of certain revenue milestones, we do not believe we will achieve these milestones.

The facility will mature on February 10, 2024 (“Maturity Date”). The Company is scheduled to make interest-only payments on the loans under the Amended Perceptive Credit Agreement until February 10, 2023. Thereafter, the Company is required to make monthly principal payments in an amount equal to 1.50% of the principal amount of the outstanding loans until the Maturity Date.

Borrowings under the Amended Perceptive Credit Agreement will accrue interest at an annual rate equal to the London Interbank Offered Rate for one-month deposits (“LIBOR”) plus 10.25%, provided that LIBOR shall not be less than 1.5%. The rate of interest in effect as of the Closing Date and at September 30, 2021 was 11.75%. Upon the occurrence and during the continuance of any event of default under the Amended Perceptive Credit Agreement, the interest rate automatically increases by 3.0% per annum.

The Company may prepay any outstanding loans in whole or in part. Any such prepayment of the loans is subject to a prepayment fee of 8.0% if such prepayment occurs after February 10, 2021 and on or prior to February 10, 2022; 4.0% if such prepayment occurs after February 10, 2022 and on or prior to February 10, 2023; and 2.0% if such prepayment occurs after February 10, 2023 and prior to the Maturity Date.

All of the Company’s obligations under the Amended Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property.

The Amended Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customary for similar financings. The negative covenants restrict or limit the ability of the Company to, among other things and subject to certain exceptions contained in the Amended Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain investments or restricted payments (each as defined in the Amended Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Amended Perceptive Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2021, report revenues for the trailing 12-month period that exceed the amounts set forth in the Amended Perceptive Credit Agreement, which range from $10.2 million for the fiscal quarter ending September 30, 2021 to $87.1 million for the fiscal quarter ending December 31, 2023. At September 30, 2021, the Company was in compliance with the cash balance covenant, but not in compliance with the revenue covenant. The Company obtained a written waiver from the lender with respect to the Company’s failure to meet the revenue covenant for the three months ended September 30, 2021.

In connection with the Perceptive Credit Agreement, the Company issued to Perceptive two warrants to purchase an aggregate of 1,400,000 shares of the Company’s common stock (together, the “2020 Perceptive Warrants”). The first warrant is exercisable for 700,000 shares of common stock at an exercise price of $3.74 per share. The second warrant is exercisable for 700,000 shares of common stock at an exercise price of $4.67 per share. The 2020 Perceptive Warrants expire on February 10, 2027. In connection with the Amended Perceptive Credit Agreement, the Company issued to Perceptive a warrant to purchase 450,000 shares of the Company’s common stock (the “2021 Perceptive Warrant” and, together with the 2020 Perceptive Warrants, the “Perceptive Warrants”) at an exercise price of $2.87 per share. The 2021 Perceptive Warrant expires on February 26, 2028. The Perceptive Warrants contain anti-dilution provisions and other warrant holder protections. The public offering that the Company completed in October 2021 triggered an adjustment to the exercise price of the Perceptive Warrants, which the Company is currently reviewing. The Perceptive Warrants are not exercisable to the extent that Perceptive would beneficially own more than 19.99% of the Company’s common stock as a result of the exercise.

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

September 30,
2021
Notes payable	$20,000
Debt issuance costs	(620)
Warrant discount	(2,946)
Long-term debt	$16,434

The fair value of the warrants and the debt issue costs are being amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of $399,000 and $303,000 for the three months ended September 30, 2021 and 2020, respectively, and $1,132,000 and $707,000 for the nine months ended September 30, 2021 and 2020, respectively.

8. Stockholders’ Equity

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

In October 2021, the Company completed a public offering of 26,666,648 shares of its common stock and warrants to purchase 13,333,324 shares of its common stock at a combined price of $0.85 per share of common stock and one-half of a warrant to purchase one share of common stock. Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses were approximately $21.1 million.

ATM Sales Agreement

In March 2021, the Company entered into a common stock sales agreement (the “Sales Agreement”) under which the Company may sell up to an aggregate of $50.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended).  The Company agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under the Sales Agreement.  During the nine months ended September 30, 2021, the Company issued and sold 6,915,151 shares of common stock under the Sales Agreement resulting in net proceeds to the Company of approximately $9.3 million.  The Company’s ability to access additional capital though the sale of equity securities will be limited by the number of authorized shares of common stock available to the Company pursuant to its certificate of incorporation.

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of goods sold	$84	$—	$219	$—
Research and development	134	134	362	471
Selling and marketing	31	23	109	86
General and administrative	638	490	1,782	1,550
Total	$887	$647	$2,472	$2,107

9. Accumulated Other Comprehensive Income

The change in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2021 is summarized below (in thousands):

Unrealized
Gain on
Marketable
Securities
Balance December 31, 2020	$3
Other comprehensive income	(3)
Balance September 30, 2021	$—

No amounts were classified out of accumulated other comprehensive income during the nine months ended September 30, 2021.

10. Income Taxes

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

11. Commitments and Contingencies

The Company has several firm purchase commitments, primarily related to the manufacture and supply of Twirla and the supply of a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services. Future firm purchase commitments under these agreements, the last of which ends in 2030, total $10.6 million. This amount does not represent all of the Company’s anticipated purchases in the future, but instead represents only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend in 2021 or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. As of September 30, 2021, the Company has not recorded a provision for any contingent losses.

12. Subsequent Event

On October 13, 2021 the Company completed a public offering of 26,666,648 shares of its common stock and warrants to purchase 13,333,324 shares of its common stock at a combined offering price of $0.85 per share of common stock and one-half of a warrant to purchase one share of common stock. The warrants have an exercise price of $0.85 per share of common stock, are exercisable immediately, and will expire five years from the date of issuance. Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses were approximately $21.1 million.

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

It should be noted that current public health threats could adversely affect our ongoing or planned business operations. In particular, the ongoing COVID-19 pandemic resulted in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, access restrictions, restrictions on public gatherings, and stay at home orders. The effect of these orders, government imposed quarantines and measures we have taken, such as implementing work-at-home policies, may negatively impact productivity, disrupt our business and/or could adversely affect our commercialization plans and results. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including personnel at third-party manufacturing facilities and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timeline presently planned could be materially and adversely impacted. It is unknown how long these conditions will last and what the complete effect will be on us. During the pandemic, some of our business activities have been slowed and taken longer to complete and we continue to adjust to the challenges of operating in a largely remote setting with our employees. We launched our commercial activities for Twirla and began engaging with healthcare providers to promote Twirla in December 2020. In some instances our sales force has encountered challenges engaging with healthcare providers during this on-going pandemic. Although many areas of the United States have begun to re-open access to offices and other commercial facilities, there continue to be areas where restrictions remain in place, which may have the potential to affect our ability to conduct our business. Further, new variants, including those which are more easily transmissible or resistant to existing vaccines, may lead to new shutdowns or business disruptions in the future. Overall, we recognize the challenges of launching in a pandemic, will continue to closely monitor events as they develop and plan for alternative and mitigating measures that we can implement if needed.

Financial Overview

Since our inception in 1997, we have devoted substantial resources to developing and seeking regulatory approval for Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We incurred research and development expenses of $13.5 million, $9.9 million and $9.8 million during the years ended December 31, 2020, 2019 and 2018, respectively.  We incurred research and development expenses of $1.6 million and $3.7 million for the three months ended September 30, 2021 and 2020, respectively.  We incurred research and development expenses of $4.6 million and $10.5 million for the nine months ended September 30, 2021 and 2020, respectively. While we anticipate that a portion of our operating expenses will continue to be related to research and development as we plan our post marketing studies, which include both our post marketing requirement and post marketing commitment to the FDA, and evaluate the development of our pipeline, our operating expenses have substantially shifted towards ongoing commercialization activities for Twirla.

We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans.  As of September 30, 2021, and December 31, 2020, we had $14.7 million and $54.5 million in cash, cash equivalents and marketable securities, respectively.

In February 2020, we entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP, a related party (“Perceptive”), for a senior secured term loan credit facility of up to $35.0 million (the “Perceptive Credit Agreement”), which was amended in February 2021 (“Amended Perceptive Credit Agreement”) to add a fourth tranche of $10.0 million, which is subject to the same interest rate and 1% fee payable upon the drawing of a tranche as set forth in the Amended Perceptive Credit Agreement. A first tranche of $5.0 million was funded on execution of the Perceptive Credit Agreement. A second tranche of $15.0 million was funded as a result of the approval of Twirla by the FDA. While another $25.0 million is available in two separate tranches upon the achievement of certain revenue milestones, we do not believe we will achieve these milestones. The facility will be interest only until the third anniversary of the closing date.

In February 2020, we completed a public offering of 17,250,000 shares of our common stock at a price of $3.00 per share. Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses were approximately $48.4 million.

In March 2021, we entered into a common stock sales agreement (the “2021 ATM Agreement”) under which we are authorized to sell up to an aggregate of $50.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended). We agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement. During the nine months ended September 30, 2021, we issued and sold a total of 6,915,151 shares of common stock under the 2021 ATM Agreement resulting in net proceeds of approximately $9.3 million.

In October 2021, we completed a public offering of 26,666,648 shares of our common stock and warrants to purchase 13,333,324 shares of our common stock at a combined price of $0.85 per share of common stock and one-half of a warrant to purchase one share of common stock. Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses were approximately $21.1 million.

Moving forward, we plan to monitor our cash, cash equivalents and marketable securities balances, in an effort to ensure we have adequate liquidity to fund the operations of the Company. If the COVID-19 pandemic or other factors impact our current business plan or our ability to generate revenue from the launch of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations. In addition, we believe we may have the potential to access additional capital through the 2021 ATM Agreement, selling additional debt or equity securities or obtaining a line of credit or other loan as required. Our ability to access additional capital through the sale of equity securities will be limited by the number of authorized shares of common stock available to us pursuant to our certificate of incorporation.

We have generated minimal revenue and have never been profitable for any year. Our net loss was $51.9 million, $18.6 million and $19.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our net loss was $16.8 million and $15.5 million for the three months ended September 30, 2021 and 2020, respectively. Our net loss was $51.5 million and $34.2 million for the nine months ended September 30, 2021 and 2020, respectively. We expect to incur significant operating expenses for the foreseeable future as we continue to commercialize Twirla, advance our other potential product candidates and expand our research and development programs.

Going Concern

As of September 30, 2021, we had cash and cash equivalents of $14.7 million. We closely monitor our cash and cash equivalents and will need to raise additional funds through debt issuances or the issuance and sale of our common stock to meet our projected operating requirements, including the continued commercialization of Twirla, the exploration and potential advancement of our existing pipeline and our possible expansion through business development activities.

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

We continue to analyze various alternatives, including refinancing alternatives, potential asset sales and mergers and acquisitions. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, whether through the issuance of equity or convertible debt securities, or any combination thereof, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders will experience dilution. Moreover, our ability to sell equity securities is limited by the number of authorized shares of common stock available to us pursuant to our certificate of incorporation. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including Twirla, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funds when needed or on acceptable terms, we then may be unable to complete the commercialization of Twirla and may also be required to further cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

The financial statements as of September 30, 2021 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on our business plan and successfully launch Twirla. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cost of Product Revenues

Cost of product revenues include direct and indirect costs related to the manufacturing of Twirla sold, including packaging services, freight, obsolescence, and allocation of overhead costs that are primarily fixed such as depreciation, salaries and benefits, and insurance. We expect these relatively fixed costs to become less significant as a percentage of sales with anticipated volume increases. There was no direct cost of product revenue on approximately 3,000 units sold in the nine months ended September 30, 2021, as those units were validation inventory which was previously expensed as research and development expense in the fourth quarter of 2020.

Research and Development Expenses

Since our inception and through approval of Twirla by the FDA in February 2020, we focused our resources on our research and development activities. Research and development expenses consist primarily of costs incurred for the development of Twirla and other current and future potential product candidates, and include:

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

For the three months ended September 30, 2021 and 2020, our research and development expenses were approximately $1.6 million and $3.7 million, respectively.  For the nine months ended September 30, 2021 and 2020, our research and development expenses were approximately $4.6 million and $10.5 million, respectively. The following table summarizes our research and development expenses by functional area.

	Three months ended		Nine months ended
	September 30,		September 30,
	(In thousands)		(In thousands)
	2021	2020	2021	2020

Clinical development	$1,011	$492	$2,496	$1,120
Regulatory	36	477	174	811
Personnel related	397	535	1,592	1,395
Manufacturing—commercialization	15	2,025	(56)	6,691
Stock-based compensation	134	134	362	471
Total research and development expenses	$1,593	$3,663	$4,568	$10,488

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

For the three months ended September 30, 2021 and 2020, our selling and marketing expenses totaled approximately $9.4 million and $7.7 million, respectively. For the nine months ended September 30, 2021 and 2020, our selling and marketing expenses totaled approximately $30.3 million and $12.6 million, respectively. Our commercial launch of Twirla in the United States utilized a contract sales force. We anticipate that our selling and marketing expenses will increase in the future as our commercialization efforts continue. These increases will likely include increased costs for brand building, advocacy, market research and consulting, and the costs of maintaining our contract sales force.

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

For the three months ended September 30, 2021 and 2020, our general and administrative expenses totaled approximately $3.4 million and $3.3 million, respectively. For the nine months ended September 30, 2021 and 2020, our general and administrative expenses totaled approximately $11.4 million and $9.2 million, respectively. We anticipate that our general and administrative expenses will increase in the future as our recently added administrative positions are maintained on a full-year basis. These increases will likely include legal and accounting services, stock registration and printing fees, addition of new personnel to support compliance and communication needs, increased insurance premiums, outside consultants and investor relations.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three months ended
	September 30,
	(In thousands)
	2021	2020	Change

Revenues, net	$1,287	$—	$1,287
Cost of product revenues	2,711	—	2,711
Gross profit	(1,424)	—	(1,424)

Operating expenses:
Research and development	$1,593	$3,663	$(2,070)
Selling and marketing	9,386	7,723	1,663
General and administrative	3,371	3,270	101
Total operating expenses	14,350	14,656	(306)
Loss from operations	$(15,774)	$(14,656)	(1,118)

Other income (expense)
Interest income	1	37	(36)
Interest expense	(999)	(905)	(94)
Total other income (expense), net	(998)	(868)	(130)
Loss before benefit from income taxes	(16,772)	(15,524)	(1,248)
Benefit from income taxes	—	—	—
Net loss	$(16,772)	$(15,524)	$(1,248)

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

Cost of product revenues. Cost of product revenues totaled $2.7 million and consist of direct and indirect costs related to the manufacturing of Twirla sold, including packaging services, freight, obsolescence, and allocation of overhead costs that are primarily fixed such as depreciation, salaries and benefits, and insurance. Cost of product revenues included approximately $1.4 million of obsolescence reserves for inventory not expected to be sold prior to its shelf life date.

Research and development expenses. Research and development expenses decreased by $2.1 million, or 57%, from $3.7 million for the three months ended September 30, 2020 to $1.6 million for the three months ended September 30, 2021. This decrease in research and development expenses was primarily due to a decrease in manufacturing commercialization expenses of $2.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.  This decrease reflects costs to conduct validation work for the commercial manufacturing of Twirla by Corium, our contract manufacturer, which was completed in 2020.

Selling and marketing expenses. Selling and marketing expenses increased by $1.7 million, or 22%, from $7.7 million for the three months ended September 30, 2020 to $9.4 million for the three months ended September 30, 2021. This overall increase in selling and marketing expenses is due to increases related to our commercialization activities such as our contract sales force, brand building, advocacy, market research and consulting.

General and administrative expenses.  General and administrative expenses increased by $0.1 million, or 3%, from $3.3 million for the three months ended September 30, 2020 to $3.4 million for the three months ended September 30, 2021. This increase in general and administrative expense was primarily due to higher personnel and insurance costs partially offset by lower professional fee expenses related to legal fees and decreased use of financial consultants.

Interest income.  Interest income comprises interest earned on cash, cash equivalents and marketable securities.

Interest expense.  Interest expense is attributable to our term loan with Perceptive and includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense increased by $0.1 million, from $0.9 million for the three months ended September 30, 2020 to $1.0 million for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended
	September 30,
	(In thousands)
	2021	2020	Change

Revenues, net	$2,587	$—	$2,587
Cost of product revenues	5,017	—	5,017
Gross profit	(2,430)	—	(2,430)

Operating expenses:
Research and development	$4,568	$10,488	$(5,920)
Selling and marketing	30,263	12,616	17,647
General and administrative	11,386	9,208	2,178
Total operating expenses	46,217	32,312	13,905
Loss from operations	$(48,647)	$(32,312)	(16,335)

Other income (expense)
Interest income	24	284	(260)
Interest expense	(2,914)	(2,205)	(709)
Total other income (expense), net	(2,890)	(1,921)	(969)
Loss before benefit from income taxes	(51,537)	(34,233)	(17,304)
Benefit from income taxes	—	—	—
Net loss	$(51,537)	$(34,233)	$(17,304)

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

Cost of product revenues. Cost of product revenues totaled $5.0 million and consist of direct and indirect costs related to the manufacturing of Twirla sold, including packaging services, freight, and allocation of overhead costs that are primarily fixed such as depreciation, salaries and benefits, and insurance. During the nine months ended September 30, 2021, approximately 14% of the product sold consisted of validation inventory which was previously expensed as research and development expense in the fourth quarter of 2020. Cost of product revenues included approximately $1.4 million of obsolescence reserves for inventory not expected to be sold prior to its shelf life date.

Research and development expenses. Research and development expenses decreased by $5.9 million, or 56%, from $10.5 million for the nine months ended September 30, 2020 to $4.6 million for the nine months ended September 30, 2021. This decrease in research and development expenses was primarily due to the following:

●	a decrease in manufacturing commercialization expenses of $6.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This decrease reflects costs to conduct validation work for the commercial manufacturing of Twirla by Corium, our contract manufacturer, which was completed in 2020; and
●	an increase in clinical development expenses of $1.4 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This increase reflects higher costs as we evaluate additional line extensions for Twirla and initiate development of potential product candidates in addition to Twirla and higher medical education costs for the nine months ended September 30, 2021.

Selling and marketing expenses. Selling and marketing expenses increased by $17.6 million, or 140%, from $12.6 million for the nine months ended September 30, 2020 to $30.3 million for the nine months ended September 30, 2021. This overall increase in selling and marketing expenses is due to increases related to our commercialization activities such as hiring our contract sales force, brand building, advocacy, market research and consulting.

General and administrative expenses.  General and administrative expenses increased by $2.2 million, or 24%, from $9.2 million for the nine months ended September 30, 2020 to $11.4 million for the nine months ended September 30, 2021. This increase in general and administrative expense was primarily due to:

●	an increase in salaries and wages of $1.0 million, due to increased headcount for the nine months ended September 30, 2021;
●	an increase in professional fee expenses of $0.7 million primarily related to investor relations expenses and increased use of financial consultants; and
●	an increase in insurance expense of $0.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Interest income.  Interest income comprises interest earned on cash, cash equivalents and marketable securities.

Interest expense.  Interest expense is attributable to our term loan with Perceptive and includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense increased by $0.7 million, from $2.2 million for the nine months ended September 30, 2020 to $2.9 million for the nine months ended September 30, 2021.

Liquidity and Capital Resources

At September 30, 2021, we had cash and cash equivalents totaling $14.7 million. We invest a portion of our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	(In thousands)
	2021	2020

Net cash used in operating activities	$(48,584)	$(29,969)
Net cash provided by (used in) investing activities	39,515	(48,217)
Net cash provided by financing activities	9,341	67,870
Net increase in cash and cash equivalents	$272	$(10,316)

Operating Activities

We incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as Twirla was being developed. With the approval of Twirla early in 2020, our operating expenses shifted substantially to selling and marketing as we built out our commercial infrastructure. Net cash used in operating activities was $48.6 million for the nine months ended September 30, 2021 and consisted primarily of a net loss of $51.5 million and a $3.8 million net increase in working capital, offset by a non-cash inventory reserve of $1.4 million, non-cash stock-based compensation expense of $2.5 million, depreciation expense of $1.5 million, and $1.4 million of other non-cash charges, primarily interest expense.  Net cash used in operating activities was $30.0 million for the nine months ended September 30, 2020 and consisted primarily of a net loss of $34.2 million, offset by non-cash stock-based compensation expense of $2.1 million, $1.0 million of other non-cash charges, primarily interest expense, and a net increase in operating assets and liabilities of $1.1 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2021 was $39.5 million and primarily represents net sales and maturities of marketable securities. Cash used in investing activities for the nine months ended September 30, 2020 primarily represents the purchase of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $9.3 million, which consists of net proceeds of $9.3 million from the sale of 6,915,151 shares of our common stock under the 2021 ATM Agreement, and stock option proceeds of $0.1 million.  Net cash provided by financing activities for the nine months ended September 30, 2020 was $67.9 million which consists of net proceeds of $48.4 million received from the issuance of 17,250,000 shares of our common stock through a public offering, and proceeds of $20.0 million from the Perceptive term loan.  These proceeds were partially offset by debt financing costs of $1.0 million.

Funding Requirements and Other Liquidity Matters

We closely monitor our cash, cash equivalents and marketable securities balances, in an effort to ensure we have adequate liquidity to fund the operations of the Company. If the COVID-19 pandemic or other factors impact our current business plan or our ability to generate revenue from the launch of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations. In addition, on October 2, 2020 we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $200.0 million (the “2020 Shelf Registration Statement”). On October 14, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. Prior to the 2020 Shelf Registration Statement, we had filed a universal shelf registration statement in November 2018 for the issuance of up to $100.0 million of securities, which we refer to as the 2018 Shelf Registration Statement, which was declared effective by the SEC on November 14, 2018.

On February 21, 2020, we filed a prospectus supplement to our 2018 Shelf Registration Statement registering a public offering of 17,250,000 shares of common stock at a price of $3.00 per share. Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses were approximately $48.4 million.

On March 18, 2021, we filed a prospectus supplement to our 2020 Shelf Registration Statement registering an at-the-market offering program we entered into for the sale of up to $50.0 million of shares of our common stock. During the nine months ended September 30, 2021, we sold 6,915,151 shares of our common stock under the at-the-market program resulting in net proceeds of approximately $9.3 million.

On October 8, 2021, we filed a prospectus supplement to our 2020 Shelf Registration Statement registering a public offering of 26,666,648 shares of common stock sold together with warrants to purchase up to 13,333,324 shares of our common stock at a combined offering price of $0.85 per share of common stock and one-half of a warrant to purchase one share of common stock. The warrants have an exercise price of $0.85 per share, are exercisable immediately, and will expire five years from the date of issuance. On October 13, 2021, we completed the offering and realized proceeds of approximately $21.1 million, net of underwriting discounts, commissions and offering expenses.

We believe we may have the potential to access additional capital through the 2021 ATM, selling additional debt or equity securities or obtaining a line of credit or other loan as required. Our ability to access additional capital though the sale of equity securities will be limited by the number of authorized shares of common stock available to us pursuant to our certificate of incorporation.

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

Contractual Obligations and Commitments

In April 2020, we entered into a Manufacturing and Commercialization Agreement (“the Commercialization Agreement”) with Corium, Inc. for the manufacture and supply of Twirla. Under the terms of the Commercialization Agreement, Corium is to be the exclusive supplier of Twirla for ten years. The Commercialization Agreement includes a fixed price per unit for two years depending on annual purchase volume and quarterly minimum purchase amounts. As of September 30, 2021, the amount committed for purchases through the first quarter of 2022 is $7.0 million.

In April 2020, we entered into a project agreement (the “Project Agreement”) with inVentiv Commercial Services, LLC (“inVentiv”) under which inVentiv will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services and training services with respect to Twirla to the Company in exchange for an up-front implementation fee and a fixed annual fee. The Project Agreement has an initial term of two years from August 24, 2020, the date of the first activity undertaken by inVentiv to detail Twirla (the “Deployment Date”), unless earlier extended upon the mutual written agreement of the parties. We may terminate the Project Agreement for any reason upon timely notice after the first anniversary of the Deployment Date; provided, however, that if we terminate the Project Agreement prior to the eighteen month anniversary of the Deployment Date, we will be obligated to pay inVentiv a termination fee, the amount of which varies depending on the date of termination. As of September 30, 2021, the minimum amount committed totals $3.6 million.

The following table summarizes our contractual obligations and commitments as of September 30, 2021 that will affect our future liquidity:

		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years

	(In thousands)
Long-term Debt Obligations	$20,000	$—	$20,000	$—	$—
Operating Lease Obligations	1,222	267	754	201	—
Purchase Obligations	10,598	10,598	—	—	—

Total	$31,820	$10,865	$20,754	$201	$—

Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. On November 11, 2020, we entered into an extension for this location through December 31, 2021 and simultaneously reduced the amount of space we are leasing. On August 6, 2021, we signed a lease for new office space that commences on the later of December 1, 2021 or the date on which certain building improvements are substantially completed, all as set forth in the lease (the “Commencement Date”). The term of the lease is forty months following the Commencement Date. Minimum rent payments over the term of the lease total approximately $1.2 million.

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

We had cash, cash equivalents and marketable securities of $14.7 million and $54.5 million at September 30, 2021 and December 31, 2020, respectively, consisting primarily of funds in cash, money market accounts and corporate and government debt securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would not have a material effect on interest expense for the nine months ended September 30, 2021.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2021.

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

Item 1A.    Risk Factors.

There have been no material changes during the quarter ended September 30, 2021 to our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit
Number	Description of Document
10.1	Lease agreement, dated August 6, 2021 by and between the Registrant and 500 College Road Venture, LLC.

10.2	Second Amendment to Master Service Agreement, dated January 1, 2021, by and between the Registrant and inVentiv Commercial Services, LLC.

10.3	Third Amendment to Master Service Agreement, dated July 1, 2021, by and between the Registrant and inVentiv Commercial Services, LLC.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.

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

Date: November 2, 2021	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2021

	By:	/s/ Dennis P. Reilly
Dennis P. Reilly
Senior Vice President and Chief Financial Officer (Principal Financial Officer)