Form 10-Q/A
period 2021-09-30
AGILE THERAPEUTICS INC
filed 2021-12-30
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

EXPLANATORY NOTE

We are filing this Form 10-Q/A to amend and restate the Statement of Cash Flows included in Item 1 of Part I “Financial Information” of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as originally filed with the Securities and Exchange Commission on November 2, 2021 (the “Original Form 10-Q”). No other statements or sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the correction described below.

Due to an administrative error, the prior year column in the statement of cash flows reported the cash flows for the six months ended June 30, 2020 rather than the cash flows for the nine months ended September 30, 2020. This Form 10-Q/A corrects the Original Form 10-Q by restating the cash flows for the nine months ended September 30, 2020 to reflect the correct results for the nine months ended September 30, 2020. The results presented in the Original Form 10-Q for the third quarter and nine months ended September 30, 2021 were accurate and are not changed in this Form 10-Q/A. No other financial statements are impacted by this change, and no changes were necessary to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from this correction.

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

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(51,537)	$(34,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash inventory reserve	1,415	—
Depreciation	1,546	20
Amortization	102	127
Noncash stock-based compensation	2,472	2,107
Noncash interest	1,262	898
Changes in operating assets and liabilities:
Accounts receivable	(444)	—
Inventory	(4,875)	—
Prepaid expenses and other assets	(885)	(2,347)
Accounts payable and accrued expenses	2,462	3,597
Lease liability	(102)	(138)
Net cash used in operating activities	(48,584)	(29,969)

Cash flows from investing activities:
Purchases of marketable securities	—	(52,921)
Sales and maturities of marketable securities	39,729	5,000
Acquisition of property and equipment	(214)	(296)
Net cash provided by (used in) investing activities	39,515	(48,217)

Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of offering costs	—	48,434
Proceeds from At-the-Market sales of common stock, net of offering costs	9,266	—
Proceeds from issuance of long-term debt	—	20,000
Debt financing costs paid	—	(1,059)
Proceeds from exercise of stock options	75	495
Net cash provided by financing activities	9,341	67,870

Net increase (decrease) in cash and cash equivalents	272	(10,316)
Cash and cash equivalents, beginning of period	14,463	34,479
Cash and cash equivalents, end of period	$14,735	$24,163

Supplemental disclosure of noncash financing activities
Warrants issued in connection with long-term debt	$1,080	$3,570
Supplemental cash flow information
Interest paid	$1,782	$1,498

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

Date: December 30, 2021	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: December 30, 2021

	By:	/s/ Dennis P. Reilly
Dennis P. Reilly
Senior Vice President and Chief Financial Officer (Principal Financial Officer)