Form 10-K
period 2021-12-31
AGILE THERAPEUTICS INC
filed 2022-03-30
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-36464

Agile Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2936302
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 College Road East, Suite 310

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $101.2 million.

As of March 25, 2022, there were 134,616,862 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Agile Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2021

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our ability to successfully enhance the commercialization and increase the uptake for Twirla, our only approved product;
●	the rate and degree of market acceptance of Twirla by physicians, patients, third-party payors and others in the healthcare community;
●our ability to obtain adequate coverage and reimbursement for Twirla in the United States from private and public third-party payors;
●	the size and growth of the markets for Twirla and our ability to serve those markets;
●	the effects of the ongoing COVID-19 pandemic on our commercialization efforts, clinical trials, supply chain, operations and the operations of third parties we rely on for services such as manufacturing, marketing support and sales support, as well as the effects of the COVID-19 pandemic on our potential customer base;
●	regulatory and legislative developments in the United States and foreign countries, which could include, among other things, a government shutdown;
●	our available cash and our ability to obtain additional funding to fund our business plan without delay and to continue as a going concern;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	The growth in demand for Twirla and our ability to manage the levels of Twirla inventory, which could result in our having to write off inventory and our inability to meet the minimum requirements under our supply agreement with Corium.
●	our ability to timely obtain from our third-party manufacturer, Corium, sufficient quantities or quality of Twirla or other materials required for a clinical trial or other tests and studies;
●	the ability of Corium to produce commercial supply in quantities and quality sufficient to satisfy market demand for Twirla;
●	the performance and financial condition of Corium or any of the suppliers;
●	our ability to design and successfully complete a post-marketing long-term, prospective observational safety study comparing risks for venous thromboembolism, or VTE, and arterial thromboembolism, or ATE, in new users of Twirla to new users of oral combined hormonal contraceptives, or CHCs, and new users of Xulane in U.S. women of reproductive age using CHCs and successfully complete a post-marketing commitment, or PMC, to assess the residual drug content of Twirla after use;
●	our ability to maintain regulatory approval of Twirla and the labeling under any approval we obtain;
●	our ability to obtain and maintain intellectual property protection for Twirla and our product candidates;
●	the success and timing of our clinical trials or other studies, including post-marketing studies for Twirla;
●	development of unexpected safety or efficacy concerns related to Twirla;
●	our ability to continue to develop and maintain successful sales and marketing capabilities, including our ability to maintain an effective sales force or failure to build-out and implement an effective health care compliance program;
●	our ability to come into compliance with the listing requirements of the Nasdaq Capital Market;
●	our ability to retain key employees and recruit the additional personnel we will need to support our commercialization plan for Twirla; and
●	our ability to successfully implement our strategy.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors.” These risks include, but are not limited to, the following:

●	We are significantly dependent on the commercial success of Twirla, our only approved product. If we are unable to successfully commercialize Twirla, our business, financial condition, results of operations, and prospects and value of our common stock will be materially adversely affected;
●	It will be difficult for us to profitably sell Twirla if third-party coverage and reimbursement for such product is limited, and reimbursement and healthcare containment initiatives and treatment guidelines may constrain our future revenues;

●	If we are unable to develop effective marketing and sales capabilities for Twirla or maintain our agreements with third parties to market and sell Twirla, we may be unable to generate product revenues;
●	Twirla could develop unexpected safety, efficacy or quality concerns, which would likely have a material adverse effect on us;
●	Existing and future legislation may increase the difficulty and cost for us to commercialize Twirla and may affect the prices we may obtain;
●	We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. Management has concluded that these factors raise substantial doubt about our ability to continue as a going concern.
●	We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to commercialize Twirla or to resume the development of our pipeline;
●	We have never been profitable. Currently, we have only one product available for commercial sale, Twirla, and we may never become profitable;
●	We remain subject to substantial ongoing legal and regulatory requirements related to Twirla, and failure to comply with these requirements could lead to penalties, including withdrawal from the market, suspension, or withdrawal of product approval;
●	We have no manufacturing capacity and anticipate continued reliance on Corium, our third-party manufacturer, for the commercialization of Twirla and development of our potential product candidates, as a sole source provider. We may not have or be able to obtain sufficient quantities of Twirla or our potential product candidates to meet our required supply for commercialization or clinical trials. Alternatively, we may not realize the commercial demand for Twirla necessary to meet our obligations to Corium. Either of these events could materially harm our business;
●	We rely on third parties to conduct aspects of our clinical trials and post marketing studies. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with applicable regulatory requirements, we may not be able to maintain regulatory approval for Twirla or develop our pipeline;
●	We may not be able to protect our proprietary technology in the marketplace;
●	We may infringe the intellectual property rights of others, which may prevent or delay our commercialization and product development efforts or increase the costs of commercializing Twirla or our potential product candidates, when and if approved;
●	The ongoing outbreak of the novel strain of coronavirus, or COVID-19, or other similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our ability to successfully produce, market, and distribute Twirla;
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Twirla;
●	We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital; and
●	We expect that our stock price may fluctuate significantly.

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

Item 1. Business

Overview

We are a women’s healthcare company dedicated to fulfilling the unmet health needs of today’s women. We are committed to innovating in women’s healthcare where there continues to be unmet needs – not only in contraception – but also in other meaningful women’s health therapeutic areas.

Our first and only product, Twirla, which was approved in February 2020 and launched in early December 2020, is a once-weekly prescription combination hormonal contraceptive patch. It delivers a dose of estrogen that is consistent with commonly prescribed combined hormonal contraceptives, or CHCs, and is lower than the estrogen dose found in other marketed contraceptive patches. We believe there is a market need for a contraceptive patch that is designed to deliver 30 mcg of estrogen and 120 mcg of progestin in a convenient, once-weekly dosage form that may support compliance in a noninvasive fashion. Twirla leverages our proprietary transdermal patch technology called Skinfusion®. Skinfusion is designed to allow drug delivery through the skin while optimizing patch adhesion and patient comfort and wearability, which may help support compliance.

Since the approval of Twirla we have focused on our advancement as a commercial company. Over the course of 2021, the first year of Twirla’s commercial launch, we have seen consistent growth in Twirla prescriptions and a broadening of reimbursement and patient access. We have designed our commercial plan to attempt to account for the impact of the COVID-19 pandemic and market conditions, including a challenging reimbursement environment, and continue to implement tactics that we believe will further accelerate growth of the Twirla brand. Our ultimate goal remains to become a contraceptive market leader, while pursuing opportunities to broaden our portfolio to address areas of unmet medical need in additional areas of women’s health.

Our Strategy

Our near-term goal is to establish an initial franchise in the multi-billion-dollar U.S. hormonal contraceptive market built on commercialization of Twirla in the U.S. Our resources are currently focused on enhancing the commercialization and increased uptake of Twirla. To that end, in the second half of 2021, we concentrated our marketing efforts on increasing both patient awareness and access through digital advertising to consumers in our target market and strategic partnering. In February 2021, we entered into an agreement with Sterling Specialty Pharmacy, a national specialty pharmacy, that provides benefits adjudication support to patients and allows them to receive Twirla through the mail. In August 2021, we entered into an agreement with Pandia Health that, for the first time, makes Twirla available through a telemedicine platform in the states in which it operates. In addition, in October 2021, we implemented an eVoucher program that seamlessly allows commercially insured patients experiencing coverage issues to obtain Twirla at a low cost at the retail pharmacy level. During 2021, we also partnered with different group purchasing organizations, or GPOs, to bring Twirla to a wider population of patients. For example, an agreement with Afaxys GPO will make Twirla available to patients served by public health clinics, including Planned Parenthood and student health centers. At the same time, we entered into a co-promotion agreement with Afaxys Pharma, LLC, a sister entity to the Afaxys GPO, that will promote Twirla to the accounts maintained by Afaxys to capitalize on the potential of our partnership with the Afaxys GPO. These efforts have contributed to the growth of Twirla in the face of challenges presented by the current reimbursement environment, which at times included public reports of potential violations by payors of the contraceptive coverage requirement of the Affordable Care Act (ACA). We also expect to explore possible expansion through business development activities, such as acquiring access to new products through in-licensing, co-promotion or other collaborative arrangements.

Our current priorities are as follows:

●Continue to implement our commercialization plans for Twirla to increase uptake of Twirla in the United States, including increasing targeted digital direct to consumer advertising;
●Expand coverage and reimbursement for Twirla in the United States from private and public third-party payors;
●Continue to expand access to Twirla through multiple business channels including third-party payor contracts, retail and specialty pharmacies, telemedicine, government contracting, and public health centers;
●Maintain and manage the supply chain for Twirla to support increased commercialization of Twirla across the United States and working through existing and future inventory prior to product becoming short-dated;
●Reduce our operating loss and continue to progress towards generating positive cash flows;
●Evaluate the advancement of our existing pipeline and its possible expansion through business development activities; and
●Complete and submit the final study report for a post-marketing commitment study and continue to implement our obligations for the post-marketing requirement study.

It should be noted that current public health threats could adversely affect our ongoing or planned business operations. In particular, the ongoing COVID-19 pandemic has resulted in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, access restrictions, restrictions on public gatherings, and stay at home orders. The most significant impacts to our business were encountered by sales representatives promoting Twirla in the field, as some offices limited opportunities for face-to-face interactions with healthcare providers. In many cases COVID-19 restrictions have recently eased, but re-implementation of such restrictions if necessary in the future may disrupt our business and/or could adversely affect our commercialization plans and results. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including personnel at third-party manufacturing facilities and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timeline presently planned could be materially and adversely impacted. It is unknown how long these conditions will last and what the complete effect will be on us. While to date we have been able to continue to execute our overall business plan, some of our business activities slowed and took longer to complete as we adjusted to the challenges of operating in a largely remote setting with our employees. While we have acclimated to a hybrid work model with our employees, another shut down necessitating work in a completely remote environment could result in delays to our business activities and commercialization plan. Overall, we recognize the challenges of commercializing a new product in a pandemic, will continue to closely monitor events as they develop and plan for alternative and mitigating measures that we can implement if needed.

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

Twirla is a prescription combined hormonal contraceptive patch that contains the active ingredients ethinyl estradiol, or EE, which is a synthetic estrogen, and levonorgestrel, or LNG, which is a type of progestin, both of which have an established history of efficacy and safety in currently marketed combination oral contraceptives. Twirla delivers 30 micrograms of EE per day, a dose of EE consistent with the dose delivered by many commonly prescribed oral contraceptives. Twirla is the only contraceptive patch that contains LNG, a widely prescribed progestin. Our Skinfusion technology allows Twirla to be the first approved patch capable of delivering a contraceptive dose of LNG across the skin. The patch is applied once weekly for three weeks, followed by a week without a patch. Twirla is packaged with three individually wrapped patches per carton to provide for one 28-day cycle of therapy.

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

As part of Twirla’s approval, and consistent with requirements for another recently approved CHC, the FDA is requiring us to conduct a long-term prospective, observational post-marketing study, or PMR, comparing the risks for VTE and ATE in new users of Twirla to new users of CHCs. The final study report for the Twirla post-marketing study is scheduled to be submitted to the FDA in November 2032, with interim safety data reporting to the FDA due in November 2026. We also agreed to an FDA-requested post-marketing commitment, or PMC, study to assess the residual drug content and strength of Twirla in a minimum of 25 women. The PMC study is similar to residual drug studies requested of patch developers in the FDA’s November 2019 draft guidance entitled Transdermal and Topical Delivery Systems—Product Development and Quality Considerations. The PMC study was completed in the fourth quarter of 2021 and we expect that the study report will be submitted to the FDA on schedule in June 2022.

Contraceptive Landscape and Market Opportunity

U.S. Hormonal Contraceptive Market Background

Contraceptive methods, other than sterilization, can be divided into non-hormonal and hormonal alternatives. Examples of non-hormonal products available in the United States include the diaphragm, male condom, female condom, and non-hormonal intrauterine device, or IUD. Hormonal contraceptives containing both estrogen and a progestin are referred to as CHCs, and contraceptives containing only progestin are referred to as P-only. There are several categories of hormonal contraception products available in the United States, including:

●oral contraceptive;
●vaginal ring;

●transdermal patch;
●hormonal IUD;
●subcutaneous implant; and
●injectable.

The U.S. hormonal contraceptive market is a multi-billion-dollar market. Data from 2017 to 2019 from the Centers for Disease Control, or CDC, indicate that approximately 28% of women aged 15 to 49 use some form of hormonal contraception, which amounts to approximately 20 million U.S. women. The CHC portion of the market, which includes pills, three transdermal patches, including Twirla, and two vaginal rings, generates significantly greater prescription volume and sales compared to the P-only portion of the market, consisting of hormonal IUDs, injectables, implants, and P-only pills.

The U.S. hormonal contraceptive market is a mature market, with many branded and generic products available. For the past 5 years, sales revenue in the CHC market has been essentially flat, at approximately $6 billion per year. Total prescription volume, or TRx, declined from 2017 to 2021 by 25%, from 83 million to 62 million; however the number of cycles dispensed (1 cycle = 1 month supply) declined by only 4% over the same time period, as the average TRx size (cycles/TRx) grew from 1.5 to 1.9 over the same time period. Therefore, the value of a TRx has grown significantly over the past 5 years, particularly for branded products, where the average revenue per TRx increased from $198.28 in 2017 to $305.86 in 2021.

Despite the availability of generic contraceptives for over 30 years, branded products have maintained a significant, though declining, share of CHC sales, with 23% of sales in 2021. In the five years ended December 2021, the average annual price increase among the top branded products was 7.3%. The average price per cycle, referred to as the wholesale acquisition cost, or WAC, for a single 28-day cycle of the top branded products was $141.17 in 2017 and rose to $175.73 by December 2021. The branded CHC transdermal patch (Ortho Evra) was discontinued in October 2014 and the branded generic CHC transdermal patches (Xulane and Zafemy) are both currently priced at $122.15 per cycle. Our current WAC price for Twirla is $174.77. The other non-oral form of CHC, the monthly vaginal ring, is currently priced at $162.63 per cycle for the branded version, Nuvaring, and $138.24, 140.52, and $148.32 for generic versions. We cannot predict how the manufacturers of branded or generic products will manage prices going forward.

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

Contraceptive Patch Market Experience

The Ortho Evra® contraceptive patch, or Evra, was introduced in early 2002 and was the first FDA-approved contraceptive patch. The initial approved labeling for Evra indicated that it delivered a daily EE dose of 20 micrograms. Evra had rapid uptake in the contraceptive market and achieved a 10% share of the CHC market by September 2003. Following FDA approval of Evra, users of Evra began to report thrombotic and thromboembolic events to the FDA. Johnson & Johnson, the manufacturer of Evra, revised the Evra labeling in November 2005 to include information that EE exposure with Evra is 60% higher than that of an oral contraceptive containing EE of 35 micrograms, based on area under the curve, a commonly-used metric for measuring EE exposure in contraceptives. This information was ultimately included in an addition to the boxed warning that was unique to the Evra label. In 2020, the Xulane label was revised to reflect a contraindication in women with a BMI ≥ 30 kg/m2 because of the reduced efficacy and increased potential risk for VTEs in this population. In making this revision, the information about increased estrogen exposure was removed from the boxed warning but remains in the warnings and precautions and pharmacokinetics sections of the label. The Evra market share declined rapidly following the 2005 labeling changes, from a peak share of 11% in 2005, to 4% by the end of 2006, to 1.4% by the end of 2013, where it stabilized, with a 1.5% share of the market based on combined prescriptions for Evra and its generic equivalent (Xulane®) in 2014. In more recent years, the Xulane share of the CHC market TRx has grown, from a 1.8% share in 2017 to a 2.5% share in 2021. Zafemy, a second generic of Ortho Evra launched in 2021, had a market share of 0.7% in December 2021.

The FDA has maintained, in spite of the wording in the labeling for Evra, which has been discontinued, and its approved branded generic, that none of the epidemiologic studies provides a definitive answer regarding the relative risk of VTE with Evra compared to combined oral contraceptive use or whether the increased risk that some studies demonstrated is directly attributable to Evra. In spite of the labeling changes, and Johnson & Johnson ceasing promotion of Evra in 2007, the generic equivalent of Evra (Xulane) generated sales of $256 million in 2021. On February 26, 2021, Amneal Pharmaceuticals, Inc. announced that it had received approval by the FDA for Zafemy, a generic version of Ortho Evra. Zafemy generated sales of $85.4 million in 2021.

Twirla is the only transdermal contraceptive option currently available to women that delivers a low dose of estrogen. We believe that the rapid uptake and acceptance of Evra upon its introduction and its (and Xulane’s) continued sales over the past several years demonstrate a market opportunity for multiple choices in transdermal contraceptive patches.

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

We continue to evaluate the commercial opportunity for Twirla. We believe that the potential new CHC users who are within Twirla’s approved indication represent a significant population of women. Based on our market research, analysis of the current and expected future U.S. contraceptive market, and review of other product launches in the category, we estimate that Twirla can potentially achieve a peak market share of 5-8%. We believe that the ability of Twirla to achieve this potential peak market share will require a substantial level of investment in promotional activities supporting the marketing and sales of Twirla.

As we pursue the commercialization of Twirla, we will continue to analyze the contraceptive market and update our market research for Twirla.

Twirla Commercialization Strategy

Our top priority is the successful commercialization of Twirla. Promptly after approval by the FDA in February 2020, we began implementation of our plan to market Twirla. During 2021 we concentrated our marketing efforts on increasing both patient awareness and access through digital advertising to consumers in our target market and strategic partnering. We also focused on increasing patient access to Twirla across different channels, including specialty pharmacy, and telemedicine, as well as through eVoucher programs at the pharmacy level and by establishing relationships with GPOs, including Afaxys GPO. In 2022, we intend to continue implementation of our commercial strategy for Twirla with an emphasis on focused digital advertising and expanding market access through multiple business channels, including third-party payor contracts, retail and specialty pharmacies, telemedicine, and government contracts. We also plan to continue to engage with third-party payors and insurers to seek expanded access and re-imbursement coverage of Twirla.

Twirla Promotion Strategy

We have a limited number of sales and marketing employees and primarily rely on third-party agencies with experience in commercializing pharmaceutical products to advance the commercialization of Twirla. Our marketing efforts are initially focused on Obstetrician-gynecologists in the United States, and we plan to use a significant number of samples to gain patient trial and acceptance. We believe that we can continue to deploy a focused sales force effort targeting the ObGyn, NP and PA prescribers who are responsible for approximately 70% of branded CHC prescriptions. In areas of the country where it is not efficient to deploy a sales representative, and/or depending on the evolution of the COVID-19 pandemic, virtual promotion will be used to reach prescribers. We plan to complement these efforts by expanding the channels we utilize to drive awareness of Twirla and will focus on promotion with key prescribers and customer groups, including consumers and commercial managed care plans.

In 2022, we plan to use a branded digital campaign to create awareness of Twirla among consumers. We believe there are cost-effective means to reach our target demographic of females ages 18 to 34 years, who tend to engage in online activities to a high degree and are more likely to seek health information online and through social networks. Marketing tactics aimed at today’s female consumer need to be optimized for mobile technology because smartphones and text messaging are the preferred means of communication. We believe that a focused consumer promotion plan that uses digital media, social media advertising, video and other mass-market advertising vehicles will generate consumer awareness and demand for Twirla.

Twirla Coverage and Reimbursement Strategy

After approval of Twirla by the FDA, we began meeting with formulary decision makers as appropriate to secure positions for Twirla that minimize access barriers for prescribers and patients, and since then we estimate that we have been able to achieve formulary access for approximately fifty-five to fifty-eight percent (55-58%) of the estimated covered lives by commercial third-party payors. Third-party payors are increasingly challenging the prices charged for pharmaceutical products. The United States government and other third-party payors are increasingly limiting both coverage and level of reimbursement for new drugs, in addition to questioning their safety and efficacy. In this challenging environment, we plan to continue our efforts to expand formulary access to Twirla through contracting strategies and engaging with formulary boards on the clinical profile of Twirla. We believe that it is important in this category for women to have equal access to all methods, dosing regimens and hormonal options so that they and their provider can select the choice that is the most appropriate to meet their lifestyle and family planning goals.

Our Pipeline: Twirla Line Extensions and Potential Product Candidates

Twirla is our first and only approved product, and, to date, substantially all of our resources have been committed to obtaining approval of Twirla and initiating our commercialization of Twirla. While seeking approval of Twirla and preparing for commercial launch, we paused all work on our pipeline. We have initiated a full evaluation of our pipeline to establish a plan to advance the development of Twirla line extensions and other potential product candidates.

Our potential product pipeline consists of two types of product candidates: a progestin-only (P-only) contraceptive patch and potential Twirla line extensions. These potential product candidates are designed to address market needs and offer additional non-daily contraceptive options. Though all product development activities have currently been put on hold, we expect that developing our P-only patch will be our first priority when we resume development activities.

Our primary potential product candidate is a progestin-only (P-only) contraceptive patch, or P-Patch, and is intended for use by women of reproductive potential to prevent pregnancy. The intended population for the P-Patch would be women who are unable or unwilling to take estrogen, including those who are breastfeeding or who are at greater risk of VTE, such as women who smoke, are over 35 years of age, or who are obese. Currently, the P-only market consists of pills and several non-oral options, including IUS/IUDs, implants, and injections. We believe there is a need for a P-only option in a convenient, non-daily, user-controlled method, especially as the population of women with obesity (BMI >30 kg/m2) increases in the United States. Additional formulation development work for progestin and dose selection is required, along with additional studies to determine the optimal formulation and dose to advance to Phase 3.

In addition to our P-Patch, we have the ability to develop potential Twirla line extensions. The hormonal contraceptive market has a long history of manufacturers successfully using line extensions to extend the lifecycle of a brand, often by gaining additional exclusivity periods for the product extension under the provisions of the Hatch-Waxman Act and/or with additional patents. Our lifecycle strategy with Twirla may include introducing line extensions that will have exclusivity for some time period, either due to our intellectual property estate, or due to Hatch-Waxman exclusivity. These regimens are protected by patents issued to us in 2015 and include the following:

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

We do not expect to be required to conduct preclinical toxicology studies for any of these potential product candidates. Based upon a number of factors, including, but not limited to, our available capital resources and feedback from the FDA, we continue to review the clinical path and the budgetary requirements for each of our potential product candidates.

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

# BIRTH CONTROL GUIDE

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

Most Effective ↑ … Least Effective

| FDA-Approved Methods | Number of pregnancies expected (per 100 Women)* | Use | Some Risks or Side Effects*<br>The chart does not list all of the risks and side effects for each product. |
|---|---|---|---|
| Sterilization Surgery for Women | Less than 1 | Onetime procedure.<br>Permanent. | Pain<br>Bleeding<br>Infection or other complications after surgery |
| Sterilization Implant for Women | Less than 1 | Onetime procedure.<br>Permanent. | Pain/ cramping<br>Pelvic or back discomfort<br>Vaginal bleeding |
| Sterilization Surgery for Men | Less than 1 | Onetime procedure.<br>Permanent. | Pain<br>Bleeding<br>Infection |
| IUD Copper | Less than 1 | Inserted by a healthcare provider.<br>Lasts up to 10 years. | Cramps<br>Heavier, longer periods<br>Spotting between periods |
| IUD with Progestin | Less than 1 | Inserted by a healthcare provider.<br>Lasts up to 3-5 years, depending on the type. | Irregular bleeding<br>No periods (amenorrhea)<br>Abdominal/pelvic pain |
| Implantable Rod | Less than 1 | Inserted by a healthcare provider.<br>Lasts up to 3 years. | Menstrual Changes<br>Weight gain<br>Acne<br>Mood swings or depressed mood<br>Headache |
| Shot/ Injection | 6 | Need a shot every 3 months. | Loss of bone density<br>Irregular bleeding/ Bleeding between periods<br>Headaches<br>Nervousness<br>Abdominal discomfort<br>Weight gain<br>Dizziness |
| Oral Contraceptives "The Pill" (Combined Pill) | 9 | Must swallow a pill every day. | Spotting/ bleeding between periods<br>Nausea<br>Breast tenderness<br>Headache |
| Oral Contraceptives "The Pill" (Extended/ Continuous Use Combined Pill) | 9 | Must swallow a pill every day. | Spotting/ bleeding between periods<br>Nausea<br>Breast tenderness<br>Headache |
| Oral Contraceptives "The Mini Pill" (Progestin Only) | 9 | Must swallow a pill at the same time every day. | Spotting/ bleeding between periods<br>Nausea<br>Breast tenderness<br>Headache |
| Patch | 9 | Put on a new patch each week for 3 weeks (21 total days).<br>Don't put on a patch during the fourth week. | Spotting or bleeding between menstrual periods<br>Nausea<br>Breast tenderness<br>Skin irritation<br>Stomach pain<br>Headache |
| Vaginal Contraceptive Ring | 9 | Put the ring into the vagina yourself.<br>Keep the ring in your vagina for 3 weeks and then take it out for one week. | Vaginal discharge, discomfort in the vagina, and mild irritation.<br>Headache<br>Nausea<br>Mood changes<br>Breast tenderness |
| Diaphragm with Spermicide | 12 | Must use every time you have sex. | Irritation<br>Allergic reactions<br>Urinary tract infection |
| Sponge with Spermicide | 12-24 | Must use every time you have sex. | Irritation |
| Cervical Cap with Spermicide | 17-23 | Must use every time you have sex. | Irritation<br>Allergic reactions<br>Abnormal Pap test |
| Male Condom | 18 | Must use every time you have sex.<br>Provides protection against some STDs. | Irritation<br>Allergic reactions |
| Female Condom | 21 | Must use every time you have sex.<br>Provides protection against some STDs. | Discomfort or pain during insertion or sex.<br>Burning sensation, rash or itching |
| Spermicide Alone | 28 | Must use every time you have sex. | Irritation<br>Allergic reactions<br>Urinary tract infection |

## OTHER CONTRACEPTION

**Emergency Contraceptives (EC):**

**May be used if you did not use birth control or if your regular birth control fails (such as a condom breaks). It should not be used as a regular form of birth control. Emergency contraception prevents about 55 - 85% of predicted pregnancies.**

| | | | |
|---|---|---|---|
| Levonorgestrel 1.5 mg (1 pill)<br>Levonorgestrel .75 mg (2 pills) | 7 out of every 8 women who would have gotten pregnant will not become pregnant after taking this EC. | Swallow the pills as soon as possible within 3 days after having unprotected sex. | Menstrual changes<br>Headache<br>Dizziness<br>Breast pain<br>Lower stomach (abdominal) pain<br>Nausea<br>Vomiting<br>Tiredness |
| Ulipristal Acetate | 6 or 7 out of every 10 women who would have gotten pregnant will not become pregnant after taking this EC. | Swallow the pills within 5 days after having unprotected sex. | Headache<br>Abdominal pain<br>Tiredness<br>Nausea<br>Menstrual pain<br>Dizziness |

*For more information on the chance of getting pregnant while using a method or on the risks of a specific product, please check the product label or Trussell, J. (2011). "Contraceptive failure in the United States." Contraception 83(5) 397-404

Although there are more than 200 CHC products currently available, including brands and generics, just 14 branded products make up approximately 40% of total market revenue. Our potential competitors include large, well-established pharmaceutical companies, and specialty pharmaceutical sales and marketing companies. The branded products with established market presence include Nuvaring®, marketed by Merck, and Annovera®, marketed by Therapeutics MD, the Loestrin® franchise, marketed by Allergan (formerly known as Actavis), consisting of three oral contraceptives, Minastrin® 24, LoLoestrin® and Taytulla®, and Beyaz®, Yaz®, Yasmin® and Natazia® marketed by Bayer. Xulane, a branded generic to Ortho Evra, generated $256 million in sales for Mylan in 2021. On February 26, 2021, Amneal Pharmaceuticals, Inc. announced that it had received approval by the FDA for Zafemy, a second generic version of Ortho Evra. Zafemy had sales of $85.4 million in 2021. Additionally, several generics manufacturers currently market and continue to introduce new generic contraceptives, including Sandoz, Glenmark, Lupin, Amneal, Mylan, Aurobindo, and Xiromed. Based on the market experience of other non-oral CHC dosage forms, including Evra and Nuvaring, we believe there is a continuing demand for an innovative transdermal contraceptive patch that can provide convenience in a low-dose transdermal format.

There are other contraceptive products recently approved or in development that may compete with Twirla and our other potential product candidates. Phexxi®, a prescription non-hormonal vaginal gel approved for use as an on-demand contraceptive, was developed by Evofem and launched in August of 2020. Nextstellis™, a combined oral contraceptive containing drosperinone and a new form of estrogen, estetrol (E4), was developed by Mithra Pharmaceuticals and is licensed to Mayne Pharmaceuticals for marketing in the U.S. and Australia. Mayne fielded a new women’s health team in the U.S. and launched Nextstellis in June of 2021. The Population Council has a transdermal gel contraceptive and a vaginal ring contraceptive, both containing segesterone acetate (the same progestin contained in Annovera) and ethinyl estradiol in Phase 2 development. Bayer has an IUD containing both LNG and an NSAID (a non-steroidal anti-inflammatory), to reduce pain upon insertion in Phase 2. Bayer also signed a license agreement in January of 2020 with Dare Bioscience for U.S. commercial rights to Ovaprene, a hormone-free monthly contraceptive vaginal ring, which is in Phase 2 development. Allergan has a P-only patch for which they received a CRL from the FDA in 2013.

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

Manufacturing

We do not own any manufacturing facilities, although we do own certain manufacturing equipment, and rely on Corium for all aspects of the manufacturing of Twirla. We, along with Corium, have made a significant investment in a proprietary process to manufacture Twirla. We believe we have developed a robust process to reliably manufacture Twirla on a commercial scale. We believe that the technical challenges and know-how involved in manufacturing, including proprietary chemistry, production to scale and use of custom equipment and reproducibility, present significant barriers to entry for other pharmaceutical companies who might potentially want to replicate our Skinfusion technology.

Strategic Agreements

Agreement with Corium

In April 2020, we entered into a manufacturing and commercialization agreement with Corium, which we refer to as the Corium Agreement, and which replaced our previous development agreement. Pursuant to the Corium Agreement, Corium will manufacture and supply all of our product requirements for Twirla at certain specified rates. Under the terms of the Corium Agreement, Corium is to be the exclusive supplier of Twirla for ten years. The Corium Agreement includes a quarterly minimum purchase commitment and a fixed price per unit for two years from December 2020, the date of the first commercial batch purchase order invoice, depending on annual purchase volume. During 2021, we did not meet all of our minimum quantity purchases from Corium, and as a result, paid penalties as required by our agreement with Corium.

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

Effective February 1, 2022, we entered into an amendment to the Syneos Agreement that extended the term until August 23, 2024. At that time, the Syneos Agreement will terminate automatically unless extended upon the mutual written agreement of both parties. We may terminate the Syneos Agreement for any reason upon timely written notice without incurring a termination fee.

Pricing and Reimbursement

In the United States, decisions regarding the extent of coverage and the amount of reimbursement to be provided for pharmaceutical products are made on a payor-by-payor basis. The principal decisions about reimbursement for new medicines by the U.S. Government are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services. As a result, coverage determinations are often a time-consuming and costly process that require companies to provide scientific and clinical support for the use of approved products to multiple stakeholders which may include Group Purchasing Organizations (GPO’s), Pharmacy Benefit Managers (PBM’s), individual payer health plans, as well as government payors and federal purchasers including CMS, the Veterans Administration, Department of Defense and state Medicaid managed and Fee For Service plans, with no assurance on the level of coverage or that adequate reimbursement will be obtained. Third-party payors are increasingly challenging the prices charged for pharmaceutical products.

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

The United States government and other third-party payors are increasingly limiting both coverage and level of reimbursement for new drugs, in addition to questioning their safety, efficacy and clinical value. Consolidation among managed care entities has increased the negotiating power of these entities. Third-party payors increasingly use closed formularies, which might not include all of the approved products for a particular indication, to control costs by negotiating discounted prices in exchange for formulary inclusion. Third-party payors have traditionally used differential co-pays to attempt to drive patients to use either generic products or products for which they have a contract with the manufacturer. Typically, a third-party payor’s formulary is organized into between three and six tiers. Each tier is then associated with a set range of co-pay amounts or a percent of the drug costs, with products in the lower tiers having a lower co-pay.

Reimbursement for female contraceptive products was changed by the enactment of the Patient Protection and Affordable Care Act (PPACA), which was signed into law on March 23, 2010 and further updated on March 30,2010 to become the Affordable Care Act (ACA). On January 20, 2012, U.S. Department of Health and Human Services announced a final rule on health insurance coverage that provided for no cost sharing for FDA-approved contraceptives and contraceptive services for women of reproductive age if prescribed by health care providers, as part of women's preventive health services guidelines adopted by the Health Resources and Services Administration (HRSA) for the ACA. The final rule applied to all new health insurance plans in all states beginning August 1, 2012.

On January 10th, 2022, the Departments of Labor and Health and Human Services and the Treasury (The Departments) released a set of “Frequently Asked Questions” (“2022 FAQ”) which affirmed that under the ACA’s women’s preventives services, plans cannot limit their coverage of contraceptives. The Departments issued the 2022 FAQ in response to complaints and public reports of potential violations of the contraceptive coverage requirement. The 2022 FAQ makes clear that all FDA-approved cleared, or granted contraceptive products that are determined by an individual’s medical provider to be medically appropriate for such individual must be covered without-cost sharing, whether or not specifically identified in the current FDA Birth Control Guide. Outlined under Coverage of Food and Drug Administration (FDA)-approved Contraceptives, the 2022 FAQ notes that on February 20, 2013, The Departments issued an FAQ stating that the HRSA Guidelines must ensure women's access to the full range of FDA-approved contraceptive methods including, but not limited to, barrier methods, hormonal methods, and implanted devices, as well as patient education and counseling, as prescribed by a health care provider. The FAQ further clarified that plans and issuers may use reasonable medical management techniques to control costs and promote efficient delivery of care, such as covering a generic drug without cost sharing and imposing cost sharing for equivalent branded drugs. However, in these instances, the FAQ stated that a plan or issuer must accommodate any individual for whom a particular drug (generic or brand name) would be medically inappropriate, as determined by the individual’s health care provider, by having a mechanism for waiving the otherwise applicable cost sharing for the brand or non-preferred brand version.

Previously, on May 11, 2015, The Departments issued an FAQ (“2015 FAQ”) clarifying that plans and issuers must cover without cost sharing at least one form of contraception in each of the methods (currently 18) identified for women by the FDA. The FAQ further clarified that to the extent plans and issuers use reasonable medical management techniques within a specified method of contraception, plans and issuers must have an easily accessible, transparent, and sufficiently expedient exceptions process that is not unduly burdensome on the individual or provider (or other individual acting as a patient's authorized representative, including a provider) to ensure coverage without cost sharing of any service or FDA-approved item within the specified method of contraception. The FAQ also stated that if an individual’s attending provider recommends a particular service or FDA-approved item based on a determination of medical necessity with respect to that individual, the plan or issuer must cover that service or item without cost sharing. The FAQ makes clear that a plan or issuer must defer to the determination of the attending provider. Medical necessity may include considerations such as severity of side effects, differences in permanence and reversibility of contraceptives, and ability to adhere to the appropriate use of the item or service, as determined by the attending provider.

The 2022 FAQ noted that plans and issuers subject to these requirements are reminded of their responsibility to fully comply with the requirements under PHS Act section 2713 and the HRSA Guidelines, as interpreted in The Departments’ implementing regulations and guidance, including the requirement that, if an individual and their attending provider determine that a particular service or FDA-approved, cleared or granted contraceptive product is medically appropriate for the individual (whether or not the item or service is identified in the current FDA Birth Control Guide), the plan or issuer must cover that service or product without cost sharing.

In addition, on January 20, 2017, the Trump administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, among others. The Biden administration revoked the Trump administration Executive Order on January 28, 2021. Congress also could consider subsequent legislation to repeal and replace elements of the ACA. Additionally, in October 2017, the Department of Health and Human Services, jointly with the Department of Labor and the Treasury, issued two interim final rules outlining exemption processes for employers not wanting to offer contraceptive coverage based on their religious beliefs or sincerely held moral convictions. In July 2020, the Supreme Court reversed lower court injunctions applicable to these rules, effectively permitting implementation. The Biden administration has indicated it may elect to exercise its authorities under the ACA differently from the previous administration. In another FAQ issued on August 16, 2021, The Departments noted they are considering how best to address these provisions in light of recent litigation. The Departments indicated they intend to initiate rulemaking within 6 months to amend the 2018 final regulations and obtaining public input will be included as part of The Departments’ rulemaking process. However, it is difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business.

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

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

FDA Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. FDA has also issued many guidance documents which outline its interpretation of its governing laws and regulations. Over the last year, the number of guidance documents has increased, as FDA issued a number of guidances, which are continually evolving, to assist companies navigating the COVID-19 pandemic. The process of obtaining regulatory approvals and subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold or termination of trials, issuance of Warning, Untitled, or Cyber Letters, requests for product recalls, product seizures or detention, operating restrictions such as the total or partial suspension or restriction of production, marketing or distribution, injunctions, fines, debarment, refusal to allow the import or export of product, adverse publicity, modification of promotional materials or labeling, refusals of government contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, imprisonment, consent decrees and corporate integrity agreements, or civil or criminal penalties.

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

Preclinical Studies and IND Submission

Preclinical studies include laboratory evaluations of drug substance chemistry, pharmacology, toxicity and drug product formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, proposed clinical protocols, and any available clinical data or literature, among other things, to the FDA as part of an IND, unless the sponsor is relying on prior FDA findings of safety or efficacy of the drug product, in which case, some of the above information may be omitted. Some preclinical testing may continue even after the IND is submitted. An

IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of an investigational new drug to human subjects under the supervision of qualified investigators in accordance with cGCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial, and the review and approval of the study by an IRB. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated and a statistical analysis plan. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB for each clinical trial site participating in the clinical trial must review and approve the plan for any clinical trial before it commences, and the IRB must continue to oversee the clinical trial while it is being conducted, including any changes.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or subjects with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In Phase 2, the drug typically is administered through controlled studies to a limited subject population with the target disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the drug for specific targeted diseases or conditions and to determine dosage tolerance and optimal dosage. In Phase 3, the drug is administered to an expanded subject population, generally at geographically dispersed clinical trial sites, in two adequate and well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product candidate for approval, to establish the overall risk-benefit profile of the product candidate and to provide adequate information for the labeling of the product candidate. In the case of a 505(b)(2) NDA, which is a marketing application in which sponsors may rely on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, some of the above-described studies and preclinical studies may not be required or may be abbreviated. Bridging studies may be needed, however, to demonstrate the applicability of the studies that were previously conducted by other sponsors to the drug that is the subject of the marketing application. In addition to the above traditional kinds of data required for the approval of an NDA, the 21st Century Cures Act provides for FDA acceptance of additional kinds of data such as s patient experience data, real world evidence for already approved products, and, for appropriate indications sought through supplemental marketing applications, data summaries.

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

U.S. Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. These user fees must be filed at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Application resubmissions by the same applicant do not require a new application fee. Under the Prescription Drug User Fee Act, or PDUFA guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review of an application. The FDA’s standard review goal is to act on 90% of all Non-New Molecular Entity applications within ten months of FDA receipt of the application. These time periods may be extended by the FDA should an applicant submit new information to the agency during the course of the FDA’s review of the marketing application. The time period is also only a goal and may not be met by the FDA. Additionally, this review period may change as the PDUFA statute must be reauthorized by Congress by September 2022.

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

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter, or a CRL. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the drug product and may require additional clinical or preclinical testing, or other information in order for the FDA to reconsider the application.If an application receives a CRL, the applicant may resubmit the application, addressing all of the FDA-cited deficiencies, withdraw the application, or request the opportunity for a hearing. Resubmitted applications may also be subject to FDA inspection of clinical and manufacturing sites, as well as review by FDA advisory committees. Following its review of a resubmitted NDA, the FDA may issue an approval letter or another CRL.

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

Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA that: (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. The applicant may also elect to submit a statement certifying that its proposed label does not contain (or carves out) language regarding the patented method-of-use rather than certify a listed method-of-use patent. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a Paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired.

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

Recently, Congress, the executive branch, and FDA have taken certain measures to increase drug competition and thus, decrease drug prices. By example, the measures have been proposed and implemented to facilitate drug importation. Moreover, the 2020 Further Consolidated Appropriations Act also required sponsors of NDA approved products to provide sufficient quantities of drug product on commercially reasonable market based terms to entities developing generic and similar drug products. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorneys’ fees and costs of the civil action. This bill also included provisions on shared and individual REMS for generic drug products.

Combination Drug/Device Regulation

Twirla and our potential product candidates are considered to be drug-device combination products by the FDA. While our potential product candidates, as a whole, are subject to the NDA approval process, drug-device combination products require compliance with additional FDA regulations. For instance, drug-device combination products must comply with the drug cGMPs, as well as some of the device Quality System Regulations, or QSRs. Recently, in January 2022, FDA issued its final guidance on premarket approval pathways for combination products to help facilitate development of safe and effective combination products. Specifically, in the guidance, FDA defines combination products and discusses how center assignments are determined; discusses the interaction between FDA and sponsors; and includes recommendations for discerning the appropriate premarket pathway for a combination product. These dual requirements for combination products will require additional effort, FDA reporting, and monetary expenditure to ensure that Twirla and our potential product candidates comply with all applicable regulatory requirements.

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

Drug sponsors and manufacturers are subject to periodic announced and unannounced inspections by the FDA and state agencies for compliance with FDA and state requirements for product manufacturing and other requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented, or FDA notification. FDA regulations also require investigation and correction of any deviations from FDA requirements for product manufacturing and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain FDA product manufacturing compliance.

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

FDA’s requirements with respect to drug manufacturing, marketing and distribution are continually evolving. FDA and Congress may pass new laws, regulations, and policies, as was done in March 2020 with the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The CARES Act included various provisions regarding FDA drug shortage reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. As part of the CARES Act implementation, the FDA recently issued a guidance on the reporting of the volume of drugs produced, which reporting will require additional administrative efforts by drug manufacturers. This and any future changes in law may require that we change our internal processes and procedures to ensure continued compliance.

U.S. Fraud and Abuse, Data Privacy and Security and Transparency Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state fraud and abuse laws restrict business practices in the biopharmaceutical industry. These laws include, among other things, anti-kickback, physician payment transparency, drug price transparency, and false claims laws and regulations as well as data privacy and security laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service, for which payment may be made in whole or in part under federal and state healthcare programs such as Medicare and Medicaid. The term “remuneration” has been interpreted broadly to include anything of value. Additionally, the intent standard under the Anti-Kickback Statute and criminal healthcare fraud statutes was also amended by the Affordable Care Act, or ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA established that a claim for reimbursement involving items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers, among others,on the other. The Beneficiary Inducement Civil Monetary Penalties Law imposes similar restrictions on interactions between pharmaceutical manufacturers and federal healthcare program beneficiaries. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. Practices that involve remuneration that may be alleged to be intended to induce or reward prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. On December 2, 2020, the U.S. Department of Health and Human Services (HHS) Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute regulatory safe harbors. Under the final rule, OIG removed safe harbor protections under the Anti-Kickback Statute for rebates paid from drug manufacturers to Medicare Part D prescription drug plan sponsors or their pharmacy benefit managers and added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. Currently, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2026. Recent legislative proposals provided for a permanent prohibition on implementation of the rule.

Many states have adopted laws similar to the federal Anti-Kickback Statute, which apply to items and services reimbursed under Medicaid and other state programs; furthermore, in several states, these statutes and regulations apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer and its products from participation in federal healthcare programs, debarment from federal government procurement and non-procurement programs, criminal fines, and imprisonment.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government; knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government; or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Claims under the federal civil False Claims Act may be initiated by whistleblowers, who receive substantial financial incentives to come forward, through qui tam actions, and pursued, even if the government declines to intervene. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the whistleblower will share in the proceeds from any damages, penalties or settlement funds. If the government declines to intervene, the whistleblower may pursue the case alone. The civil False Claims Act provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into tens and even hundreds of millions of dollars. For these reasons, False Claims Act lawsuits against pharmaceutical manufacturers have increased significantly in volume and breadth in recent years, leading to several substantial civil and criminal settlements, including for as much as $3.0 billion. Intent to deceive and actual knowledge is not necessary to establish civil liability, which may be predicated on reckless disregard for or deliberate ignorance of the truth. The federal government continues to use the False Claims Act, and the accompanying threat of significant liability, in investigations against pharmaceutical and health care companies. These investigations have involved, for example, allegations of improper financial relationships with referral sources, providing free product to customers with the expectation that the customers would bill federal programs for the free product, as well as the promotion of products for unapproved uses and reporting false pricing information. A violation of the federal Anti-Kickback Statute is a violation of the civil False Claims Act. The False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper promotional activities, including off-label promotion of uses not expressly approved by the FDA in a drug’s label, cGMP violations, and allegations as to misrepresentations with respect to the services rendered. The criminal federal False Claims Act imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false fictitious or fraudulent. Conviction or civil judgment for violation of the False Claims Act can also result in debarment from federal government procurement and non-procurement programs and exclusion from participation in federal healthcare programs. The majority of states also have statutes or regulations similar to the federal False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs. Additionally, the civil monetary penalties statute, among other things, imposes fines against any person who is determined to have presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent.

The ACA authorized the imposition of civil monetary penalties on manufactures participating in the 340B program for failure to charge the statutory ceiling price, and required HHS to promulgate regulations establishing the standards for implementing this Civil Monetary Penalty, or CMP, authority. The Centers for Medicare and Medicaid Services’, or CMS, final CMP rule went into effect January 1, 2019.

The ACA included a provision requiring certain providers and suppliers of items and services to federal healthcare programs to report and return overpayments within sixty days after they are “identified” (the “Overpayment Statute”), after which the recipient of the overpayment incurs federal civil False Claims Act liability. The law prohibits a recipient of a payment from the government from keeping an overpayment when the government mistakenly pays more than the amount to which the recipient is entitled even if the overpayment is not caused by any conduct of the recipient. In 2014 and 2016, the CMS released regulatory guidance (in the form of final rules) to Medicare providers, suppliers and managed care and prescription drug plans regarding how to comply with the Overpayment Statute. Although these Medicare providers, suppliers and plans have faced federal False Claims Act liability since 2010 for failures to comply with the Overpayment Statute, these final rules interpreting the Overpayment Statute provide guidance regarding how to comply with applicable obligations, and guidance to government regulators and enforcement authorities regarding monitoring and prosecuting suspected violations. These final rules are not directly applicable to manufacturers, except if a manufacturer is a direct recipient of payment by an agency such as a research grant but may impact their customers and potential customers who are Medicare providers, suppliers, and plans.

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

In addition, we may be subject to healthcare data privacy and security regulations promulgated by both the federal government and the states in which we conduct our business. HIPAA and its implementing regulations impose requirements relating to the privacy, security and electronic transmission of protected health information. HIPAA security standards and certain privacy standards directly apply to business associates, defined as persons or organizations, other than members of the covered entity’s workforce, that create, receive, maintain or transmit protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. In addition, other federal and state laws, such as the California Consumer Privacy Act (“CCPA”), may regulate the privacy and security of personal information that we maintain, particularly in instances where HIPAA and state medical privacy laws do not apply. Further, a new California privacy law amending the CCPA, the California Privacy Rights Act (“CPRA”), was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023. Virginia and Colorado have also enacted comprehensive consumer state privacy laws that will become effective in 2023. Other federal and state laws may govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payment Sunshine Act created under Section 6002 of the ACA and its implementing regulations, require that manufacturers of prescription drugs for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, report annually to the CMS information related to certain payments or other “transfers of value” made or distributed to or at the request of covered recipients, namely US-licensed physicians (defined to include doctors of medicine or osteopathy, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, and certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives and US teaching hospitals, as well as ownership and investment interests in an applicable drug manufacturer held by physicians and their immediate family. Payments made to physicians, other principal investigators, and certain research institutions for research, including clinical trials, are included within the ambit of this law. Disclosure of such information is made on a publicly available website. Failure to submit required information may result in civil monetary penalties, with increased penalties for “knowing failures,” for each payment, transfer of value or ownership or investment interest not timely and accurately reported in an annual submission.

There are also an increasing number of analogous state laws and laws in local jurisdictions that regulate price increases, require manufacturers to file reports with states on pricing and price increases, prohibit, restrict and/or require tracking and reporting of gifts, compensation, other remuneration and items of value provided to healthcare professionals and healthcare entities, and require registration of and impose training requirements on sales representatives. Many of these laws contain ambiguities as to what is required in order to comply with such laws. The laws in some states also require pharmaceutical companies to establish and implement compliance programs that are consistent with voluntary industry guidelines and guidance published by the HHS-OIG. Certain state laws also regulate manufacturers’ use of prescriber-identifiable data. These laws may affect our future sales, marketing and other promotional activities by imposing administrative and compliance burdens. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions once we commercialize could be subject to the penalty provisions of the pertinent state and federal authorities.

If our operations are found to be in violation of any of the laws or regulations described above or any other laws that apply to us, we may be subject to a variety of penalties, depending upon the law found to have been violated, potentially including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, corporate integrity agreements, non-prosecution agreements, refusal of government contracts, debarment from federal government procurement and non-procurement programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Notification Obligations and Potential Liability Around Data Security Incidents, Including Cyberattacks

If personal or other sensitive information about patients or employees is disclosed in an unauthorized manner, or if we or our service providers are subject to real or perceived cyberattacks, ransomware, data breaches, or other security incidents or compromises, or disruption of information technology systems or software, our customers may curtail use of our platform, we may be exposed to liability, our reputation may suffer and our operations may be materially harmed and disrupted.

We, and third parties acting on our behalf, receive, collect, access, generate, store, disclose, share, make accessible, protect, secure, transmit, transfer, dispose of, use, store and otherwise process (collectively, “Process” or “Processing”) personal, confidential and proprietary information. The information technology networks and systems owned, operated, controlled or used by us or our service providers to Process information, including personal and other sensitive information, and to perform other business operations may be vulnerable to damage, disruptions or shutdowns, software or hardware vulnerabilities, data breaches, ransomware attacks, security incidents, supply-side attacks, failures during the process of upgrading or replacing software, databases or components, power outages, natural disasters, hardware failures, attacks by computer hackers, telecommunication failures, user errors, user malfeasance, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, denial-of-service attacks and other real or perceived cyberattacks or catastrophic events. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data, or unauthorized access to or disclosure of personal information or other sensitive information. Cyberattacks could also result in the theft of, or unauthorized access to or use or disclosure of, our intellectual property. We utilize security tools and controls and we rely on our service providers to use sufficient security measures, including encryption and authentication technology, in an effort to protect personal and other sensitive information. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability, or the failure or inability of our vendors, to adequately protect personal information and there can be no assurance that we or our vendors will not suffer a data compromise, that hackers or other unauthorized parties will not gain access to personal information or other data, or that any such data compromise or unauthorized access will be discovered in a timely fashion.

Security incidents such as ransomware attacks, including those involving organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe. We, and our service providers, have been subject to cyber, phishing and social engineering attacks and other security incidents in the past and may continue to be subject to such attacks in the future. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. Techniques used to obtain unauthorized access to or to sabotage systems change frequently and generally are not known until launched against us or our service providers. We and our third-party vendors may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks or our security measures, or those of our service providers, could fail or may be insufficient, resulting in security breaches, ransomware attacks, significant interruptions, delays, or outages in our operations, and/or the unauthorized disclosure, modification, misuse, unavailability, destruction or loss of personal or other sensitive information. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our service providers or their personnel or other parties.

If we or our service providers experience, or are believed to have experienced, a security breach or other security incident or compromise (or if there is a perception that we or a service provider has experienced such an event), it may result in: government enforcement actions, including by the Department of Health and Human Services, that could include investigations, fines, penalties, audits and inspections; class actions or other private litigation that could include penalties and injunctions, including in the form of a large settlement; increased regulatory scrutiny; additional reporting requirements and/or oversight; loss of income; significant extra expenses to restore data or systems or to otherwise remediate or mitigate the issue (including costs for credit monitoring, notification and other related costs); diversions of management’s time and attention; temporary or permanent bans on all or some Processing of personal information; or orders to destroy, not use or to limit the Processing of personal information. Security incidents could also result in contractual breaches, indemnity obligations, negative publicity, damage to our reputation, and financial loss.

Security incidents and vulnerabilities may cause some of our customers to cease doing business with us and our failure, or perceived failure, to meet expectations or legal obligations with regard to the security, integrity, availability and confidentiality of our systems and the Processing of data could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. Applicable data protection laws, privacy policies and data protection obligations (including contractual obligations) may require us to notify relevant stakeholders of a security incident, including affected individuals, customers, regulators and credit reporting agencies, and may also require us to provide other remedies, such as credit monitoring. Such notifications and other remedies are costly, and the notifications or the failure to comply with such requirements, could lead to material adverse impacts, including without limitation, negative publicity, a loss of customer confidence in our services or security measures or breach of contract claims. Furthermore, actual or perceived security breaches or attacks on our systems or those of our service providers may cause us to incur increasing operational costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

There can be no assurance that the limitations of liability or other risk-mitigation provisions in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or data protection obligations (including contractual obligations) related to information security or security incidents. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from, or to adequately mitigate, liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse impacts arising out of our privacy and security practices, Processing of data or security incidents we may experience, or that such coverage will continue to be available on commercially reasonable terms or at all.

Additionally, any material disruption of our systems, or the systems of our service providers, could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations. If our information technology systems suffer damage, disruption or shutdown and we do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. Due to the criticality of our sites to our business and operations, we are vulnerable to website downtime and other technical failures. Our failure, or a failure on the part of one of our vendors, to successfully respond to these risks could reduce sales and damage our reputation.

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

Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting access to and reimbursement levels for medical products, including pharmaceuticals. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Certain third-party payors routinely impose additional requirements before approving reimbursement of a prescription, including prior authorization and the requirement to try another therapy first. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our potential product candidates may not be considered medically necessary or cost-effective. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development for a product candidate. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our potential product candidates, exclusion of our potential product candidates from coverage or the requirement for payment of increased manufacturer rebates on units dispensed. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our potential product candidates in whole or in part.

Healthcare Reform

Legislative proposals to reform healthcare or reduce costs under government healthcare programs may result in lower reimbursement for our potential product candidates or exclusion of our potential product candidates from coverage. There have been a number of legislative and regulatory changes to the healthcare system that could affect our ability to profitably sell Twirla and our potential product candidates, if approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

Specifically, there have been recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, penalize companies that do not agree to cap prices paid for certain drugs, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in 2016, CMS issued a final rule regarding the Medicaid drug rebate program, which among other things, revises the manner in which the “average manufacturer price” or AMP is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. More recently, Congress amended the Medicaid statute, effective October 1, 2019, to exclude prices paid by secondary manufacturers for an authorized generic drug from the NDA holder’s AMP for the brand, thereby increasing the rebate amount and the 340B price for the brand. This was implemented by CMS in a final rule issued December 31, 2020. The rule also expanded the definition of products identified as “line extensions” and, in certain circumstances, required inclusion of patient copay assistance in Medicaid best price (effective January 1, 2023), thereby potentially increasing Medicaid rebates paid by manufacturers for such drugs. 340B program guidance regulations on civil monetary penalties for statutory violations, which had been finalized in early 2017 but deferred, also recently went into effect. On November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organisation for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. This rule now has been rescinded, but similar programs have been described in recent legislative proposals. These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.

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

In addition, in August 2011, President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013. While President Biden previously signed legislation temporarily to eliminate this reduction through the end of 2021, recent legislation will restart the reductions, which will thereafter remain in effect through 2031 unless additional congressional action is taken. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for our potential product candidates if they are approved.

Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. The FDA also released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance regarding the importation of drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. Implementation of this rule has been delayed to January 1, 2026, and recent legislative initiatives have proposed a permanent prohibition on implementation of the rule. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits various categories of entities – including those which are “issuers” of secruities on a US based exchange – and individuals from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates those companies whose securities are listed in the United States to comply with accounting provisions requiring the company to: 1) maintain books and records that, in reasonable detail, accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and 2) devise and maintain an adequate system of internal accounting controls sufficient to assure management’s control, authority, and responsibility over the company’s assets. Activities that violate either the anti-bribery or accounting provisions of the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight and debarment from government contracts.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $6.2 million, $13.5 million, and $9.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. In 2022, we expect to continue to incur research and development expenses as we conduct our post marketing obligations to the FDA.

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

In our Twirla product candidate line the active adhesive system consists of the active ingredients in a polyacrylate adhesive polymer matrix comprising the permeation enhancers dimethylsulfoxide, ethyl lactate, capric acid and lauryl lactate. The active blend is coated onto a release liner, and a backing layer is added on top of the active blend. The peripheral adhesive system, also called the overlay, comprising three layers is added onto the backing layer. The overlay comprises a polyisobutylene adhesive layer, an acrylic adhesive layer, and an overlay covering. The overlay covering is a commercially available silk-like polyester fabric. The adhesive components of the overlay, in addition to their adhesive function, create an in situ seal with the disposable release liner, trapping evaporable solvents in the active blend, thereby extending the usable shelf life of the product candidate and contributing to the comfort and effectiveness of the transdermal system during use. Prior to use of any of our potential product candidates, the release liner is removed by the user and discarded. The patch is then applied to the skin.

Eight U.S. patents, issuing from two patent families, are listed in the FDA’s Orange Book. These patents include claims directed to transdermal delivery systems having an active adhesive matrix and claims directed to methods of controlling fertility by applying such transdermal delivery systems, and in all cases including a skin permeation enhancer. One of our eight issued U.S. patents expired November 22, 2020. Four more expired March 14, 2021. Two will expire July 10, 2028. The eighth will expire August 26, 2028.

Expired U.S. Patent Nos. 7,045,145, 7,384,650, 8,221,784, 8,221,785 and 8,883,196 were directed to the adhesive matrix of the transdermal delivery system used in Twirla to the dried final product formulation used in Twirla and to methods of administration. Foreign counterparts of certain of these patents have been granted and remain in force in China, Hong Kong, India, Israel, and Mexico.

U.S. Patent Nos. 8,246,978, 8,747,888, and 9,050,348 are directed to structural features of the transdermal delivery system used in Twirla patch design for transdermal delivery of hormones or of other drugs. As such, these patents protect a platform technology for delivery of LNG, EE, other hormones, and other drugs. These patents expire in July and August 2028. Foreign counterparts have been granted in Australia, Brazil, Canada, Eurasia, Switzerland, Germany, Spain, France, United Kingdom, Hong Kong, Ireland, India, Italy, Japan, Netherlands, New Zealand and Japan.

U.S. Patent Nos. 9,198,876, 9,192,614, 9,198,919, 9,198,920, 9,775,847 and 9,782,419 and related patents and patent applications are directed to various novel dosing regimens, each of which employs transdermal delivery of contraceptive doses of EE and LNG during a “treatment interval” and transdermal delivery of low dose EE and low dose LNG during a “withdrawal interval”. Foreign counterparts are granted in Europe and Canada. We expect these patents will be relevant to two of the products in our pipeline, AG200-SP and AG200-ER, as well as other new potential regimens. These patents expire in October 2029.

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

Employees

As of December 31, 2021, we had 30 full time employees, including six in research and development and nineteen in selling, general and administrative roles. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in December 1997. Our offices are located at 500 College Road East, Suite 310, Princeton, New Jersey 08540, and our telephone number is (609) 683-1880.

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

Since the aggregate market value of our voting stock held by non-affiliates was less than $250 million on June 30, 2021, we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. As a “smaller reporting company” with less than $100 million in annual revenues we are a non-accelerated filer under the rules of the SEC, and an auditor attestation report over Internal Controls over Financial Reporting does not need to be included in the 2021 Form 10-K.

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

Risks Related to the Commercialization of Twirla

We are significantly dependent on the commercial success of Twirla, our only approved product. If we are unable to successfully commercialize Twirla, our business, financial condition, revenue, results of operations, and prospects and value of our common stock will be materially adversely affected.

Twirla is the first and only product that we are commercializing. The rest of our pipeline of potential product candidates are in earlier stages of clinical development and will require additional product development, clinical studies and funding in order to advance towards commercialization, which could take considerable time. Our ability to generate revenues and become profitable will depend in large part on the commercial success of Twirla.

The commercial success of Twirla will depend upon (1) the contraceptive market landscape and (2) acceptance and uptake of Twirla by prescribers, patients and third-party payors. Risks related to the contraceptive market landscape include:

●	The prescription contraceptive market could experience a decrease in growth or negative growth if fewer women choose to use hormonal contraception;
●	Price pressures and decisions to deny reimbursement coverage from third party payors, including managed care organizations and government-sponsored health systems, could limit our revenue;
●	The proportion of the contraceptive market comprised of generic products could continue to increase, making the commercialization of a branded contraceptive difficult and expensive and increasing costs associated with marketing and market access;
●	The perceived safety of hormonal contraceptives could be negatively affected by media reports of adverse effects and advertisements for mass tort lawsuits due to adverse effects;
●	Competition in the contraceptive market from existing branded or generic contraceptives, or as a result of the introduction of new contraceptives, including the potential of a new generic or branded competitive contraceptive patch;
●	Healthcare reform activities, including, without limitation, the repeal, reform or replacement of the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 or, collectively, the Affordable Care Act, or ACA, and its effects on pharmaceutical coverage, reimbursement and pricing, could limit our revenue.

Secondly, if Twirla does not gain an adequate level of acceptance among prescribers, patients and third party payors, we may not generate significant product revenues or become profitable. Market acceptance of Twirla by prescribers, patients and third-party payors and our resulting ability to commercialize Twirla will depend on a number of factors, some of which are beyond our control, including:

●	Availability of adequate coverage or reimbursement of Twirla by third parties, such as insurance companies and other payors, and by government healthcare programs, including Medicare, Medicaid and state health insurance exchanges;
●	Efficacy, safety and other potential advantages of Twirla in relation to alternative treatments;
●	Relative convenience, acceptability of use, and ease of administration of Twirla;
●	Prevalence and severity of adverse events associated with Twirla;

●	Willingness of prescribers to prescribe a contraceptive patch based on the labeling and prior safety experience with the generic contraceptive patch already on the market. For more information regarding the prior safety and market experience with the prior patch see Part 1, Item 1, Contraceptive Patch Market Experience;
●	Cost of Twirla in relation to alternative treatments, including generic products;
●	Access to the prescriber universe, particularly obstetrics and gynecology physicians, and pharmacists (in states where they are permitted to prescribe) could be limited, decreasing our ability to promote Twirla efficiently;
●	Our reliance on data from external, unverifiable sources of data and market research to estimate the size of the CHC market, the potential market opportunity for Twirla, and to identify healthcare providers most likely to prescribe Twirla;
●	Extent and strength of our third-party manufacturer and supplier support and ability to meet our market demand;
●	Extent and strength of our marketing and distribution support; and
●	Limitations, warnings, or contraindications contained in Twirla’s FDA approved labeling, including safety warnings and precautions, contraindications and limitations on the use of Twirla for women based on BMI.

For example, prescribers and patients may not be immediately receptive to a transdermal contraceptive system, as opposed to a pill or any other method, and may be slow to adopt it as an accepted treatment for the prevention of pregnancy. We also may face unexpected competition. Upon approval by the FDA, we received three years of FDA marketing exclusivity for Twirla under the FDCA. This three-year marketing exclusivity, however, does not protect Twirla from all competition. It also would only protect against the approval of a product that contains the same conditions of approval as Twirla and would not prohibit the approval of a full NDA. Competition that Twirla and our potential product candidates may face from generic or similar versions of the same or similar products could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in Twirla or our potential product candidates.

If Twirla does not achieve an adequate level of acceptance by prescribers, third-party payors and patients, we may not generate sufficient revenue, we may not be able to achieve or sustain profitability, and the value of our common stock may be adversely impacted. Our efforts to educate prescribers, patients and third-party payors on the benefits of Twirla may require significant resources and may never be successful. Even if we are able to demonstrate and maintain a competitive advantage over our competitors and become profitable, if the market for hormonal contraceptives fails to achieve expected future growth or decreases, we may not be able to generate sufficient revenue or sustain profitability. Our ability to generate sufficient revenue from Twirla will also be dependent on our ability to support the commercial demand for Twirla and we cannot assure that we and Corium will be able to manufacture sufficient quantities of Twirla in order to meet commercial demand.

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

At present, we have a limited number of marketing personnel and rely on a contract sales organization in the United States. In April 2020, we entered into an agreement with inVentiv Commercial Services, a Syneos Health group company, to provide a contract sales force and related sales services for Twirla, and they have been detailing Twirla to health care providers through both live and virtual meetings.

We cannot guarantee that we will be successful in marketing Twirla in the United States. We may not be able to continue to develop our own marketing capabilities or a contract sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize Twirla in the United States include:

●	Our or our contractor’s inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	The ability of sales personnel to obtain access to or persuade adequate numbers of prescribers to prescribe Twirla, which has been and may continue to be influenced by the COVID-19 pandemic;
●	The lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	The costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
●	Liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements; and
●	Unforeseen costs and expenses associated with creating an independent sales and marketing organization or partnering with our contract sales organization, including difficulty managing the growth that both of these activities would require.

If we are not successful in retaining sales and marketing personnel or in continuing to build and maintain a sales and marketing infrastructure, or if we do not successfully enter into appropriate collaboration arrangements, we could have difficulty commercializing Twirla, which could adversely affect our business, operating results, financial condition, and value of our common stock.

To the extent that we rely on, or partner with, third parties to commercialize Twirla, we may receive less revenue than if we commercialized these products ourselves. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts. We, however, will remain responsible for the conduct of any contract sales force, which could expose us to legal and regulatory enforcement actions and liability. In the event that we are unable to partner with a third-party marketing and sales organization, our ability to generate product revenues may be limited.

Twirla could develop unexpected safety, efficacy or quality concerns, which would likely have a material adverse effect on us.

Twirla was approved in the U.S. based on the SECURE clinical trial, in which patients were enrolled for 13 cycles of treatment. Twirla will now be used by larger numbers of patients, potentially for longer periods of time, and we and others (including regulatory agencies and private payors) will endeavor to collect extensive information on the efficacy and safety of Twirla by monitoring its use in the marketplace. In addition, we will endeavor to conduct the PMR. New safety or efficacy data from both market surveillance and our post-marketing clinical trials may result in negative consequences including:

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

The network through which we will sell Twirla and our potential product candidates, if and when approved, has undergone significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drugstore chains. As a result, a small number of large distributors control a significant share of the market. In 2021, three companies generated about 95% of all revenues from drug distribution in the United States, and, the top five chain pharmacy companies owned about 54% of all retail pharmacy outlets. Consolidation of drug wholesalers and retailers, as well as any increased pricing pressure that those entities face from their customers, including the U.S. government, may increase pricing pressure and place other competitive pressures on drug manufacturers, including us.

Existing and future legislation may increase the difficulty and cost for us to commercialize Twirla and may affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could restrict or regulate post-approval activities and affect our ability to profitably sell Twirla. In addition, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA’s regulations, guidance or interpretations will change, or what the impact of such changes on our ability to market Twirla may be.

In March 2010, President Obama signed into law the ACA. Of particular relevance to our business is the ACA requirement that all health plans, with limited exceptions, cover certain preventive services for women with no cost-sharing, which means no deductible, no co-insurance and no co-payments by the patient – including contraceptive methods, known as the contraceptive mandate. For discussion on the ACA requirements for contraceptive coverage and applications to Twirla, see Part 1, Item 1, Pricing and Reimbursement and Part 1, Item 1, Government Regulation. The ACA appears likely to continue to apply pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. There are several proposals to reform the federal healthcare laws being advocated and it is still unclear whether such reform efforts will succeed and if so, which proposals will ultimately be successful. Further, the Biden administration may choose to change or reverse regulatory decisions made by the previous administration. Therefore, it is difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

Consistent with precedent, we expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of Twirla and our potential product candidates and reduce our profitability.

Other measures – such as provisions of the Medicare Modernization Act that would allow importation of drugs from Canada – have also been taken by Congress, the previous administration, and administrative agencies to increase drug competition and thus, decrease drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. New legislative and regulatory efforts could ultimately have an adverse impact on our business and results of operation.

Risks Related to Our Financial Position and Need for Capital

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. Management has concluded that these factors raise substantial doubt about our ability to continue as a going concern.

We have incurred losses in each year since our inception in December 1997. Our net loss was $74.9 million, $51.9 million and $18.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $387 million. Our cash and cash equivalents will not be sufficient to fund our current and planned operations through the 12 months following the date on which this Annual Report on Form 10-K is filed, which raises substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future.

Specialty pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur expenses without corresponding revenues until we are able to sell Twirla in significant quantities, which may not happen. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We will require additional capital to fund our operating needs beyond April 2022, including among other items, the commercialization of Twirla and advancing the development of our other potential product candidates. We may not be able to obtain sufficient additional funding to continue our operations at planned levels and be forced to reduce, or even terminate, our operations. To date, we have financed our operations primarily through sales of common stock, convertible preferred stock and convertible promissory notes and to a lesser extent, through term loans and government grants.

We expect that our expenses will increase as we continue to commercialize Twirla. As a result, we expect to continue to incur substantial losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Any failure to become and remain profitable could impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise additional capital. We are significantly dependent on the success of Twirla, and if we do not achieve the commercial success of Twirla and/or are unable to obtain additional funding, we will need to reassess our operating capital needs and may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to commercialize Twirla or resume development of our pipeline.

Our operations have consumed substantial amounts of cash since our inception. From our inception to December 31, 2021, we have cumulative net cash flows used by operating activities of $339.8 million. We will need to obtain additional capital to fund our future operations, including the commercialization of Twirla. We will need to obtain additional financing to resume development of our pipeline. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

Our future funding requirements will depend on many factors, including, but not limited to:

●	Our ability to successfully commercialize Twirla;
●	Our ability to have commercial product successfully manufactured in compliance with FDA regulations;
●	Amount of sales and other revenues from Twirla, including the selling prices and the availability of adequate third-party coverage and reimbursement;
●	Our ability to control our operating expenses and inventory levels in relation to the revenue growth of Twirla;
●	Our ability to meet our minimum purchase requirements under our supply agreement with Corium, our third party manufacturer;
●	Sales and marketing costs associated with commercializing Twirla, including the cost and timing of expanding our marketing and sales capabilities and infrastructure;
●	Time and cost necessary to obtain regulatory approvals for our other potential product candidates that may be required by regulatory authorities;
●	Progress, timing, scope and costs of our clinical trials, including the ability to timely enroll subjects in the PMR;
●	Terms and timing of any potential future collaborations, licensing or other arrangements that we may establish;
●	Cash requirements of any future acquisitions or pipeline development;
●	Time and cost necessary to respond to technological and market developments;
●	Costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	Costs associated with any potential business or product acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish;
●	Costs associated with the commercial manufacturing process for Twirla and/or the establishment of a backup supplier; and

●	Costs associated with the hiring of new employees and maintaining our contract sales force.

Our ability to fund our operations through the period of time necessary to successfully commercialize Twirla could be adversely affected based on the risks impacting our ability to successfully commercialize Twirla discussed above. Until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements, some of which may (1) risk dilution of our current stockholders and/or (2) require us to relinquish valuable rights to our technologies, future revenue streams or potential product candidates or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

We may not be able to obtain sufficient additional funding to continue our operations at planned levels and be forced to reduce, or even terminate, our operations. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed or on attractive terms, or if we are unable to enter into strategic collaborations, we then may be unable to complete the commercialization of Twirla and may also be required to further cut operating costs, delay, reduce or eliminate our research and development programs or future commercialization efforts or even terminate our operations, which may involve seeking bankruptcy protection. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on a number of assumptions that may prove to be wrong and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. If we choose to accelerate any elements of our commercial plan or we encounter any unforeseen events that affect our business plan, we may choose to raise additional funds to provide us with additional working capital. Our inability to obtain additional funding when we need it could seriously harm our business and we may be unable to continue our operations at planned levels and be forced to reduce, or even terminate, our operations.

We have never been profitable. Currently, we have only one product available for commercial sale, Twirla, and we may never become profitable.

We have never been profitable and do not expect to be profitable in the foreseeable future. Except for Twirla, we have no other products currently available for commercial sale. To date, we have generated very limited revenue from product sales. As we commercialize Twirla, there can be no assurance that we will generate significant revenues or ever achieve profitability. Our ability to generate product revenue depends on a number of factors, including the risks related to our ability to commercialize Twirla discussed herein.

In addition, because of the numerous risks and uncertainties associated with product commercialization and pipeline development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond our current expectations and resources if we are required to provide increased rebates to managed care payors, need to increase our manufacturing capacity sooner than planned, experience disruptions in our manufacturing capabilities, or need to alter our marketing strategy.

We anticipate incurring significant costs associated with the commercialization of Twirla. Our ability to become and remain profitable depends on our ability to generate revenue in excess of our increasing costs. Even accounting for revenues from the sale of Twirla, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or obtain additional funding or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations. In the event we are not able to continue operations at planned levels, we may not be able to realize the carrying value of our commercial manufacturing equipment due to the specialized nature of the equipment and the possible lack of an alternative future use for such commercial manufacturing equipment. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise additional capital, expand our business or continue our operations.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In February 2020, we entered into the Perceptive Credit Agreement, the terms of which are described in more detail in Part 2, Item 7, Financial Overview. The Perceptive Credit Agreement subjects us to various customary affirmative and negative covenants, which are described in Part 2, Item 8, Note 9 to Financial Statements. Our business may be adversely affected by these restrictions on our ability to operate our business. The Perceptive Credit Agreement also subjects us to financial covenants in respect of minimum liquidity and minimum product revenue.

The loans provided under the Perceptive Credit Agreement are secured by substantially all of our property. The Perceptive Credit Agreement contains certain customary Events of Default, which include, among others, non-payment of principal, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, certain regulatory-related events and events constituting a Change of Control (as defined in the Perceptive Credit Agreement). We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such Event of Default occurs. In that case, we may be required to delay, limit, reduce or terminate our pipeline development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Perceptive could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes substantially all of our property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

Unstable global market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including with respect to global supply chain and energy concerns. Any such volatility may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

Risks Relating to Maintaining Regulatory Compliance and Approval of Twirla

We remain subject to substantial ongoing regulatory requirements related to Twirla, and failure to comply with these requirements could lead to penalties, including withdrawal from the market, suspension, or withdrawal of product approval.

Twirla is subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, import, export, safety surveillance, advertising, marketing promotion, recordkeeping, reporting of adverse events and other post-market information, and further development, including ongoing requirements for costly post-marketing studies, including Phase 4 clinical trials or post-market surveillance. For more information about the planned Phase 4 studies for Twirla, see Part 1, Item 1, Twirla. The results generated in these post-approval clinical trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. Failure to comply with post-market study requirements can also result in different enforcement actions.

Post-approval requirements include registration with the FDA, listing of our drug products, payment of annual fees, as well as continued compliance with cGCPs for any clinical trials that we conduct post-approval. Application holders must notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product manufacturing changes. In addition, manufacturers of drug products and their facilities are subject to continual review and routine inspections by the FDA and other regulatory authorities for compliance with the FDA’s manufacturing requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. If we are found to be noncompliant with applicable requirements, we may be subject to different enforcement actions.

In addition, our product labeling, advertising and promotional materials for Twirla will be subject to regulatory requirements and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. The FDA strictly regulates the promotional claims that may be made about prescription products, and the FDA has requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, a practice known as off-label promotion. Engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes. If we or any third parties contracted to promote our product on our behalf are found to have promoted such off-label uses, we may become subject to significant liability, government fines, civil and criminal penalties, and other enforcement actions. The FDA and other agencies actively enforce laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices promoting off-label drug uses involving fines that are as much as $3.0 billion.

If we or a regulatory agency discover previously unknown problems with Twirla, such as adverse events of unanticipated severity or frequency, data integrity issues with regulatory filings, advertising and promotion, problems with the facility where the product is manufactured or we or our manufacturers or others working on our behalf fail to comply with applicable regulatory requirements after marketing approval, we may be subject to reporting obligations as well as enforcement actions, such as Warning Letters, Cyber Letters, Untitled Letters, consent decrees, corporate integrity agreements, clinical holds or termination of clinical trials, criminal and civil penalties, including imprisonment, suspensions or impositions of restrictions on operations such as costly new manufacturing requirements or product seizures or detentions.

We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act and similar state laws, which impact, among other things, our proposed sales, marketing and scientific/educational efforts. Federal criminal statutes also prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. We are also subject to complex laws and regulations regarding reporting and payment obligations due to our participation in government drug programs. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing; and state laws, such as the California Consumer Privacy Act, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal law, thus complicating compliance efforts.

The occurrence of any event or penalty described herein may inhibit our ability to commercialize Twirla and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations are costly. Compliance with these and other federal and state laws applicable to the sale, marketing, and distribution of commercial drug products will require that we expend time and financial resources to maintain compliance, and it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations.

Risks Related to Manufacturing and Our Reliance on Third Parties

We have no manufacturing capacity and anticipate continued reliance on Corium, our third-party manufacturer, for the commercialization of Twirla and development of our potential product candidates, as a sole source provider. We may not have or be able to obtain sufficient quantities of Twirla or our potential product candidates to meet our required supply for commercialization or clinical trials. Alternatively, we may not realize the commercial demand for Twirla necessary to meet our obligations to Corium. Either of these events could materially harm our business.

We rely on Corium, our third-party manufacturer, to produce commercial supplies and samples of Twirla. We have no back-up or alternative manufacturer of Twirla. We do not own or operate, and have no plans to establish, any manufacturing facilities for Twirla. We lack the resources and the capabilities to manufacture Twirla or any of our potential product candidates on a commercial or clinical scale.

As a third-party manufacturer, Corium’s business operations are completely beyond our control, and we have no influence over whether Corium changes its management or its business operations or discontinues them entirely. Furthermore, we do not control the manufacturing process of Twirla. Corium or other contract manufacturers that we may use are subject to routine inspection by regulatory authorities, including the FDA. If our contract manufacturer cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, they may receive adverse inspectional findings, may need to undertake costly and time consuming corrective actions, and may not be able to maintain regulatory approval for their manufacturing facilities and may expose us to enforcement actions. If the FDA withdraws its approval of Corium’s facilities for the manufacture of Twirla, or if Corium experiences quality or other regulatory issues, we may need to find alternative manufacturing facilities that would also require FDA approval, which would significantly impact our ability to develop and sustain our market share of Twirla.

Corium may experience issues in the manufacturing process for Twirla. The custom machinery used to manufacture Twirla could malfunction at any time, creating a delay in manufacturing as Corium secures replacement parts, repairs and revalidates the equipment and manufacturing process, or, if the equipment cannot be repaired, we seek to secure alternative third party manufacturers. Any such delays could limit our ability to meet commercial demand for Twirla, or to do so at an acceptable cost, either of which could delay, prevent, or impair the commercialization of Twirla.

Although we have manufacturing agreements with Corium for the commercial supply of Twirla, Corium and several of its suppliers of raw materials will likely be single source providers to us for a significant period of time. In particular, Corium manufactures Twirla using EE and LNG and components that it purchases from third parties, most of which are single source suppliers of the applicable material. We do not have any control over the process or timing of the acquisition of these raw materials by Corium. Corium’s failure to timely obtain, or a disruption in the supply of, these raw materials could lead to an inability to adequately supply the commercial market with finished product of Twirla and in turn adversely affect our business. Further, we cannot predict how the ongoing COVID-19 pandemic will affect Corium’s ability to obtain raw materials in the future.

Because we outsource all of our manufacturing processes, there is no guarantee that there will be sufficient supplies to fulfill our requirements or that we may obtain such supplies on acceptable terms. In addition, we are required to meet quantity minimums under our supply agreement with Corium. We may not realize sufficient commercial demand for Twirla to meet these obligations, which may result in periodic delays in the manufacturing process, penalty payments, or termination of the agreement. For example, during 2021, we did not meet all of our minimum quantity purchases from Corium, and as a result, paid penalties as defined in the contract. If it becomes necessary to engage an additional third-party manufacturer to produce Twirla, we may need to license certain manufacturing know-how from Corium, and our commercial supply will be limited while the new third-party manufacturer develops the necessary know-how to manufacture Twirla and while we obtain regulatory approval for the addition of a new manufacturer and processes.

If Corium or any third-party manufacturer with whom we contract fails to perform its obligations or if our relationship is terminated for any reason, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our commercial supply of Twirla and clinical trials supply for other potential product candidates could be delayed significantly as we establish alternative supply sources in accordance with FDA regulations and requirements, which we may be unable to do expediently or without conducting additional studies, if at all. The delays associated with the verification of a new contract manufacturer could negatively affect our ability to commercialize our products, including Twirla, and to develop our other potential product candidates.

We rely on third parties to conduct aspects of our clinical trials and post marketing studies. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with applicable regulatory requirements, we may not be able to maintain regulatory approval for Twirla or develop our pipeline.

We currently rely and plan to continue to rely on CROs and clinical trial sites for most aspects of our post-marketing study and any other clinical trials of our potential product candidates, such as trial conduct, data management, statistical analysis and electronic compilation of our FDA submission. We may enter into agreements with additional CROs and clinical trial sites to obtain additional resources and expertise in an attempt to accelerate our progress with regard to new or ongoing clinical and preclinical programs, which involves substantial cost and requires extensive management time and focus. Delays may occur, which may materially impact our ability to meet our desired post-marketing and clinical development timelines and ultimately have a material adverse impact on the commercialization of Twirla, our ability to maintain our marketing authorization for Twirla, our operating results, financial condition or future prospects. For example, we plan to engage the services of a CRO to design, enroll, and complete the PMR, which will likely involve thousands of subjects and hundreds of clinical trial sites and will require substantial time and resources. If the CRO and/or clinical trial sites cannot enroll subjects and complete the trial in a timely manner, we may be unable to complete the study required by the FDA and subsequently may lose our marketing authorization for Twirla or be subject to other enforcement actions, and be forced to suspend commercial activities regarding the product.

As CROs and clinical investigators are not our employees, we cannot control whether or not they devote sufficient time and resources to our clinical trials for which they are engaged to perform, and whether they comply with the applicable regulatory requirements, including requirements related to the conduct of the study, subject informed consent, and IRB approval. If the CROs or clinical trial sites we engage do not successfully carry out their contractual duties or obligations, conduct the clinical trials in accordance with all regulatory requirements and the applicable protocols, or meet expected deadlines, or if they need to be replaced, or the quality or accuracy of the data they provide is compromised due to a failure to adhere to regulatory requirements or for other reasons, then our development programs may be extended, delayed or terminated, we may not be able to obtain marketing approval for or successfully commercialize our potential product candidates, or we may not be able to meet our post-market study requirements. Failure to comply with clinical trial regulatory requirements may further subject us to enforcement actions. As a result, our financial results and the commercial prospects for Twirla or our potential product candidates could be harmed and our costs could increase.

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

We may retain third-party service providers to perform a variety of functions related to Twirla, key aspects of which will be out of our direct control. These service providers may provide key services related to customer service, accounts receivable management, cash collection, pharmacovigilance and adverse event reporting, safety database management, fulfillment of requests for medical information regarding Twirla, and related services. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to enforcement actions.

We may further contract with a third party to calculate and report pricing information mandated by various government programs. If a third party fails to timely report or adjust prices as required, or errors occur in calculating government pricing information from transactional data in our financial records, it could impact our discount and rebate liability, and potentially subject us to regulatory sanctions or False Claims Act lawsuits.

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

The patent positions of pharmaceutical products are often complex and uncertain. The breadth of claims allowed in pharmaceutical patents in the United States and many jurisdictions outside of the United States is not consistent, and the breadth and strength of our patents may not be sufficient to prevent competition from similar or identical products. For example, in many jurisdictions the support standards for pharmaceutical patents are becoming increasingly strict. Some countries prohibit method of treatment claims in patents. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or create uncertainty. In addition, publication of information related to our current product and pipeline products may prevent us from obtaining or enforcing patents relating to this product and pipeline products, including without limitation transdermal delivery systems and methods of using such transdermal delivery systems. Our product and pipeline products contain generically available active pharmaceutical ingredients. As a result, new chemical entity patents directed to the active pharmaceutical ingredients in our product and pipeline products, which are generally believed to offer the strongest form of patent protection, are not available.

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

Third parties may assert that we are employing their proprietary technology without authorization and may sue us for patent or other intellectual property infringement or misappropriation. Third parties could similarly claim that our employees, consultants, or contractors have misappropriated their intellectual property, including know-how or trade secrets of a third party, in violation of nondisclosure agreements or noncompete agreements in place with the third party. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and scientific personnel. If we are sued for patent infringement, we would need to demonstrate that our product, potential product candidates or methods either do not infringe the claims of the relevant patent or that the patent claims are invalid or unenforceable, which is difficult and which we may not be able to do, and even if successful will result in substantial costs and time, which could have a material adverse effect on us. Successful third party claims could block our ability to commercialize Twirla or potential product candidates, if approved, and could result in liability and monetary damages, any of which could materially harm our business.

Any lawsuits relating to infringement of intellectual property rights brought by or against us will be costly and time consuming and may adversely impact the price of our common stock.

We may be required to initiate litigation to enforce or defend our intellectual property rights. These lawsuits can be very time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the pharmaceutical industry generally. Such litigation or proceedings, if we have the time and/or resources to pursue them, could substantially increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Any recovery may not be commercially valuable and our confidential information and trade secrets may become publicly available during the course of litigation discovery.

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

The ongoing impact of the COVID-19 pandemic has been and will likely continue to be extensive, affecting many aspects of society, and it has resulted in and will likely continue to result in significant disruptions to global business activities and capital markets around the world, including as emerging variants of the virus, such as the delta and omicron variants, are detected and continue to spread. As a result of the COVID-19 pandemic, or similar pandemics, we may experience disruptions that could severely affect our business, including our plans to clinically develop and commercialize our products. We may not be able to meet expectations with respect to the commercialization and post-market study of Twirla. In addition, global business interruptions resulting from COVID-19, including ongoing global supply chain issues, may adversely impact our third-party manufacturer, Corium, whom we rely upon for the manufacture of Twirla, as well as its suppliers of raw materials. If Corium or any of its suppliers of raw materials are adversely impacted by the COVID-19 pandemic or the restrictions resulting from the pandemic, if they cannot obtain the necessary supplies, or if such third parties need to prioritize other products or customers over us, including under the Defense Production Act of 1950, or the Defense Production Act, we may experience delays or disruptions in our supply chain, which could have a material and adverse impact on our business. Third party manufacturers may also need to implement measures and changes, or deviate from typical requirements because of the COVID-19 pandemic that may otherwise adversely impact our supply chains or the quality of the resulting products or supplies. Depending on the change, we may need to obtain FDA pre-approval or otherwise provide FDA with a notification of the change. As a result, we may not be able to obtain sufficient quantities of Twirla, which could impair our ability to commercialize Twirla and conduct the PMR. In addition, if there are continued or future disruptions, our third-party manufacturers may not be able to supply our other potential product candidates, which would adversely affect our research and development activities.

Further, the pandemic has led and may continue to lead to travel restrictions, flight cancellations and social distancing requirements in many areas of the world, any of which may have a material adverse impact on the third-party consultants and agents who assist us with our sales and marketing functions, as well as on our ability to develop our own sales and marketing infrastructure. For example, such social distancing orders could limit the ability of sales representatives to interact with healthcare providers and also restrict the ability of patients to interact with their healthcare providers and obtain prescriptions for our products. Patients may also be more reticent to visit their providers to obtain Twirla prescriptions during the COVID-19 pandemic. This could negatively affect our ability to commercialize Twirla.

Delays in the ability to manufacture commercial supplies of Twirla and disruptions in the operation of a sales force for Twirla could also adversely affect our financial position. Three vaccines for COVID-19 have been granted Emergency Use Authorization by FDA, and one has subsequently been granted full FDA approval, and additional booster shots have been authorized for most populations. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials and/or commercial product, which could lead to delays in these trials and/or issues with our commercial supply. If the COVID-19 pandemic or other factors impact our current business plan or our ability to generate revenue from the launch of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations. However, significant delays in the timelines to manufacture commercial supply of Twirla, and/or the ability of a salesforce to engage with healthcare providers could delay, or even prevent, our ability to generate revenue, which in turn could require us to raise additional capital if the revisions to our commercial plans are inadequate or management determines that it is necessary.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Twirla.

We face potential risks of product liability as a result of the clinical testing and commercial availability of Twirla and the clinical testing of our other potential product candidates. For example, we may be sued if Twirla or any potential product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization or development of the product or potential product candidate subject to such claims. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in a decreased demand for Twirla or any future potential product candidates that we may develop, injury to our reputation, withdrawal of clinical trial participants, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients, product recalls or withdrawals, loss of revenue, the inability to commercialize Twirla or our potential product candidates, if approved, or a decline in our stock price, among other negative impacts.

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

Business interruptions, including those resulting from systems failures, could delay us in the process of developing our potential product candidates and could disrupt our sales.

Our headquarters are located in Princeton, New Jersey, and Corium, our contract manufacturer, is located in Grand Rapids, Michigan. We are vulnerable to natural disasters, such as severe storms and other events that could disrupt our or Corium’s operations. We do not carry insurance for natural disasters, and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. In addition, despite the implementation of security measures, our internal computer systems, and those of other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, terrorism, war and telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. Any losses or damages we incur could have a material adverse effect on our business operations. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further commercialization of Twirla and/or development of our potential product candidates could be delayed.

Our employees, independent contractors, principal investigators, CROs, manufacturers, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could significantly harm our business.

We are exposed to the risk that employees, independent contractors, principal investigators, CROs, manufacturers, consultants, commercial partners and vendors may engage in fraudulent or other illegal activity, fraud or other misconduct. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates: (i) the law and regulations of the FDA and non-U.S. regulators, including those laws that require the reporting of true, complete and accurate information to the FDA and non-U.S. regulators, (ii) healthcare fraud and abuse laws and regulations in the United States and abroad and (iii) laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct in violation of these laws may also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including enforcement actions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

On November 9, 2021, we received a letter from the Nasdaq Stock Market, or Nasdaq, indicating that we have failed to comply with the minimum bid price requirement, which requires that companies listed on The Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share (“Bid Price Requirement”). The notification of noncompliance had no immediate effect on the listing or trading of our common stock.

In accordance with Nasdaq rules, we have a 180-calendar day grace period, or until May 9, 2022 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. The continued listing standard would have been met if our common stock had a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period. If we do not regain compliance with the Bid Price Requirement by the Compliance Date, Nasdaq may grant an additional 180 calendar day compliance period, if we meet the continued listing requirement for value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market and provide written notice of our intention to cure the deficiency during the second 180 calendar day compliance period by effecting a reverse stock split, if necessary.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. At that time, we may appeal the Nasdaq staff's determination to a Hearings Panel.

We intend to monitor the closing bid price of our common stock and consider our available options to resolve the noncompliance with the Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement or will otherwise be in compliance with other Nasdaq listing criteria. If our securities are delisted, it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair the liquidity of our common stock and could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in potential loss of confidence by investors, employees, and fewer business development opportunities.

Our intended Reverse Stock Split might not be successful in maintaining our Nasdaq listing.

We have asked our stockholders to vote on a Reverse Stock Split. Our Series A Preferred Stock and Series B Preferred Stock will vote with the outstanding common stock on the Reverse Stock Split to be determined by the Board of Directors within a set range. The holders of our Series A Preferred Stock have the right to cast approximately 3,846 votes per share of Series A Preferred Stock on the Reverse Stock Split. The holders of our Series B Preferred Stock have the right to cast 500,000 votes per share of Series B Preferred Stock provided, that such votes must be counted by us in the same proportion as the aggregate shares of common stock and Series A Preferred Stock voted on the Reverse Stock Split. As an example, if the holders of 50.5% of the outstanding common stock and Series A Preferred Stock are voted in favor of the Reverse Stock Split, we can count 50.5% of the votes cast by the holders of the Series B Preferred Stock as votes in favor of the Reverse Stock Split. The voting rights of the Preferred Stock were established in an effort to maintain our Nasdaq listing by raising the minimum bid price of our common stock over $1.00 for ten consecutive trading days. However, there can be no assurances that we will be able to achieve a majority of votes in favor of the Reverse Stock Split. If we are unable to implement the reverse stock split, we might be delisted from Nasdaq.

We expect that our stock price may fluctuate significantly.

The trading price of our common stock is highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report, these factors include:

●	Actual or anticipated fluctuations in our financial condition and operating results;
●	Actual or anticipated changes in our growth rate relative to our competitors;
●	Announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	Failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
●	Issuance of new or updated research or reports by securities analysts, including reports that downgrade our common stock, issue unfavorable commentary, or analyst decisions to stop reporting on us or our business;
●	Fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	Share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	Announcement or expectation of additional debt or equity financing efforts;
●	Sales of our common stock by us, our insiders or our other stockholders; and
●	General economic and market conditions.

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

As of December 31, 2021, we had 1,850,000 common stock purchase warrants outstanding that were issued in connection with the Perceptive Credit Agreement that contain price protection provisions in the event that we sell securities at a price per share below their respective exercise prices on or before December 31, 2022 (collectively “Price Protection Warrants”). The current exercise prices of the Price Protection Warrants are: 700,000 Price Protection Warrants - $3.11, 700,000 Price Protection Warrants - $3.83 and 450,000 Price Protection Warrants - $2.43. In the event that we sell securities at a price per share lower than the current exercise price of the Price Protection Warrants on or before December 31, 2022, their exercise prices will be reduced pursuant to a weighted-average anti-dilution formula. Any future adjustments to the exercise prices of the Price Protection Warrants may have a negative impact on the trading price of our common stock. Additionally, raising additional capital with new investors may be difficult as a result of the adjustment feature.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation, which could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. We cannot guarantee that our disclosure controls and procedures, no matter how well conceived and operated, will meet the objectives of the control system or that such system will not be circumvented by human error or bad actors. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or require us to identify other areas for further attention or improvement. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm conducts its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Capital Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices occupy approximately 13,775 square feet of leased office space in Princeton, New Jersey pursuant to a lease agreement that expires in March 2025. We believe that our current facilities are suitable and adequate to meet our current needs.

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

As of March 25, 2022, we had 23 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities. The closing price of our common stock on March 25, 2022 was $0.265.

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

The following graph shows a comparison from December 31, 2016 through December 31, 2021 of the cumulative total return for our common stock, and the Nasdaq Composite Index and The Nasdaq Biotechnology Index. The graph assumes that $100 was invested at the market close on December 31, 2016 in the common stock of Agile Therapeutics, Inc., the Nasdaq Composite Index and The Nasdaq Biotechnology Index and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return

December 31, 2021

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

With the approval of Twirla we are now focused on our advancement as a commercial company. During 2022, we plan to continue implementing our commercialization plan for Twirla, with the goal of becoming a contraceptive market leader, and ultimately, pursuing opportunities to broaden our portfolio to address areas of unmet medical need in women’s health.

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

Our current priorities are as follows:

●Continue to implement our commercialization plans for Twirla to increase uptake of Twirla in the United States, including increasing targeted digital direct to consumer advertising;
●Expand coverage and reimbursement for Twirla in the United States from private and public third-party payors;
●Continue to expand access to Twirla through multiple business channels including third-party payor contracts, retail and specialty pharmacies, telemedicine, government contracting, and public health centers;
●Maintain and manage the supply chain for Twirla to support increased commercialization of Twirla across the United States and working through existing and future inventory prior to product becoming short-dated;
●Reduce our operating loss and continue to progress towards generating positive cash flows;
●Evaluate the advancement of our existing pipeline and its possible expansion through business development activities; and
●Complete and submit the final study report for a post-marketing commitment study and continue to implement our obligations for the post-marketing requirement study.

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

For more information about Twirla, please see Part 1, Item 1, “Business”

Financial Overview

Since our inception in 1997, we have devoted substantial resources to developing and seeking regulatory approval for Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. While we anticipate that a portion of our operating expenses will continue to be related to research and development as we plan our post marketing studies, which include both our post marketing requirement and post marketing commitment to the FDA, and evaluate the development of our pipeline, our operating expenses have substantially shifted towards commercialization activities for Twirla.

We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans. As of December 31, 2021, and 2020, we had $19.1 million and $54.5 million in cash, cash equivalents and marketable securities, respectively.

In February 2020, we entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP, a related party (“Perceptive”), for a senior secured term loan credit facility of up to $35.0 million (the “Perceptive Credit Agreement”). A first tranche of $5.0 million was funded on execution of the Perceptive Credit Agreement. A second tranche of $15.0 million was funded as a result of the approval of Twirla by the FDA. Another $15.0 million tranche was to be available to us based on the achievement of a revenue milestone by December 31, 2021. We did not achieve that milestone and that tranche is no longer available to us. On February 26, 2021 the Perceptive Credit Agreement was amended (“Amended Perceptive Credit Agreement”) by creating a fourth tranche of $10.0 million that will be available based on the achievement of a revenue milestone. We currently do not believe we will achieve the milestone for the fourth tranche of $10.0 million. The facility will be interest only until the third anniversary of the closing date. The interest rate and 1% fee payable upon the drawing of a tranche set forth in the Perceptive Credit Agreement also applied to the fourth tranche created by the Amended Perceptive Credit Agreement.  In addition, the Company received a covenant waiver pertaining to the existence of a “going concern” qualification in the accompanying opinion of the Company’s auditors in the Company’s Annual Report on Form 10-K, filed on March 1, 2021. In connection with the Amended Perceptive Credit Agreement, the Company issued to Perceptive a warrant to purchase 450,000 shares of the Company’s common stock with an exercise price of $2.87 per share.

On January 7, 2022, we entered into a second amendment to the Perceptive Credit Agreement (the “Second Amendment”). The Second Amendment waives our obligations to comply with certain financial covenants relating to minimum revenue requirements through September 30, 2022 and to file financial statements along with our Annual Report on Form 10-K that are not subject to any “going concern” qualification. The effectiveness of the Second Amendment is conditioned upon the satisfaction of certain conditions, including the Company raising additional capital and prepaying a portion of its outstanding debt. On March 10, 2022, we entered into a third amendment to the Perceptive Credit Agreement (the “Third Amendment”). The Third Amendment waived the Company’s obligations to (1) comply with certain financial covenants relating to minimum revenue requirements through September 30, 2022, conditioned upon the satisfaction of certain conditions, including the Company raising additional capital and prepaying a portion of its outstanding debt by April 30, 2022 and (2) file financial statements along with its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that are not subject to any “going concern” qualification.

In February 2020, we completed a public offering of 17,250,000 shares of our common stock at a price of $3.00 per share. Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses, were approximately $48.4 million.

In March 2021, we entered into a common stock sales agreement (the “2021 ATM Agreement”) under which we are authorized to sell up to an aggregate of $50.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended). We agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement. During the year ended December 31, 2021, we issued and sold a total of 6,915,151 shares of common stock under the 2021 ATM Agreement resulting in net proceeds of approximately $9.3 million.

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

In January 2022, we entered into a common stock sales agreement (the “2022 ATM Agreement”) under which we are authorized to sell up to an aggregate of $50.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended). We agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement.

On March 13, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single healthcare-focused institutional investor (the “Purchaser”), pursuant to which the Company issued, in a registered direct offering (the “2022 Preferred Stock Offering”), 2,425 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) and 2,425 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) and Series A warrants (the “Series A Warrants”) to purchase up to an aggregate of 24,250,000 shares of the common stock of the Company (the “Common Stock”) and Series B warrants (the “Series B Warrants”) to purchase up to an aggregate of 24,250,000 shares of Common Stock. Each share of Series A Preferred Stock and Series B Preferred Stock has a stated value of $1,000 per share and a conversion price of $0.20 per share. The shares of preferred stock issued in the offering are convertible into an aggregate of 24,250,000 shares of Common Stock. The Series A Warrants have an exercise price of $0.26 per share, will become exercisable six months following the date of issuance, and will expire 5 years following the initial exercise date. The Series B Warrants have an exercise price of $0.26 per share, will become exercisable six months following the date of issuance, and will expire one and one-half years following the initial exercise date.  The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties. Total gross proceeds from the 2022 Preferred Stock Offering, before deducting the placement agent's fees and other estimated offering expenses, are $4.9 million.  The 2022 Preferred Stock Offering closed on March 14, 2022.

Moving forward, we plan to monitor our cash and cash equivalents balances, in an effort to ensure we have adequate liquidity to fund our operations. If the COVID-19 pandemic or other factors impact our current business plan or our ability to generate revenue from the launch of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations. In addition, we believe we may have the potential to access additional capital through the 2022 ATM Agreement, selling additional debt or equity securities or obtaining a line of credit or other loan as required.

We have generated minimal revenue and have never been profitable for any year. Our net loss was $74.9 million, $51.9 million and $18.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. We expect to continue to incur significant operating losses for the foreseeable future as we commercialize Twirla. This includes commercially launching Twirla, advancing our other potential product candidates and expanding our research and development programs.

Going Concern

As of December 31, 2021, we had cash and cash equivalents of $19.1 million. In January 2022, we raised $0.4 million under the 2022 ATM Agreement. On March 14, 2022, we raised $4.3 million in the 2022 Preferred Stock Offering. We have been approved for and expect to receive approximately $4.7 million through the sale of net operating losses through the State of New Jersey’s Technology Business Tax Certificate Transfer Program. We closely monitor our cash and cash equivalents and expect that our current cash will fund our planned operations into the second quarter of 2022. We plan to raise additional funds through debt issuances or the issuance and sale of our common stock to meet our projected operating requirements, including the continued commercialization of Twirla, the exploration and potential advancement of our existing pipeline and our possible expansion through business development activities. Prior to raising additional funds, we believe we need to regain compliance with the Nasdaq listing requirements because our stock price is currently trading below $1.00. As previously disclosed, we have been notified by Nasdaq that we have until May 9, 2022 to regain compliance. To that end, we plan to conduct a special meeting of shareholders in April to vote on a reverse stock split, and if successful, we will attempt to raise additional funds through the issuance and sale of our common stock.

Our future success depends on our ability to raise additional capital and/or implement various strategic alternatives. Our ability to continue operations will depend on our ability to obtain additional capital, and there can be no assurance that any financing can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern through the 12 months following the date on which this Annual Report on Form 10-K is filed.

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

The financial statements as of December 31, 2021 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on our business plan and successfully launch Twirla. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not own any manufacturing facilities and rely on our contract manufacturer, Corium, for all aspects of the manufacturing of Twirla. We will need to continue to invest in the manufacturing process for Twirla, and incur significant expenses, in order to be capable of supplying projected commercial quantities of Twirla. We have incurred significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing, distribution, medical affairs and compliance functions. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

Cost of Product Revenues

Cost of product revenues include direct and indirect costs related to the manufacturing of Twirla sold, including packaging services, freight, obsolescence, and allocation of overhead costs that are primarily fixed such as depreciation, salaries and benefits, and insurance. We expect these relatively fixed costs to become less significant as a percentage of sales with anticipated volume increases. There was no direct cost of product revenue on approximately 3,000 units sold in the year ended December 31, 2021, as those units were validation inventory which was previously expensed as research and development expense in the fourth quarter of 2020. Had such inventory been valued at acquisition cost, it would have resulted in an immaterial increase to cost of goods sold and a corresponding decrease to gross profit.

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

For the years ended December 31, 2021, 2020 and 2019, our research and development expenses were approximately $6.2 million, $13.5 million and $9.9 million, respectively. The following table summarizes our research and development expenses by functional area.

	Year ended December 31,
	2021	2020	2019

	(In thousands)
Clinical development	$3,394	$2,022	$1,781
Regulatory	282	951	2,990
Personnel related	2,115	2,086	1,669
Manufacturing—commercialization	(35)	7,790	2,896
Stock-based compensation	490	651	522
Total research and development expenses	$6,246	$13,500	$9,858

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

For the years ended December 31, 2021, 2020 and 2019, our selling and marketing expenses totaled approximately $43.4 million, $23.3 million and $1.1 million, respectively. Our commercial launch of Twirla in the United States utilized a contract sales force. We anticipate that our selling and marketing expenses will continue to be significant as our commercialization efforts continue.

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

For the years ended December 31, 2021, 2020 and 2019, our general and administrative expenses totaled approximately $14.7 million, $12.7 million and $7.9 million, respectively. We anticipate that our general and administrative expenses will stabilize in the future.

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

In accordance with ASC 606, we recognize revenue when our performance obligation is satisfied by transferring control of the product to a customer. Per our contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. Trade accounts receivable due to us from contracts with our customers are stated separately in the balance sheet, net of various allowances as described in the Trade Accounts Receivable policy in Note 2- Summary of Significant Accounting Policies.

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

Cost of Product Revenues

We began to capitalize inventory costs associated with Twirla in December 2020 with the commercial launch of Twirla. Costs of product revenues consist of direct and indirect costs related to the manufacturing of Twirla sold, including third-party manufacturing costs, packaging services, freight, obsolescence, and allocation of overhead costs.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrued liability or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low in any particular period. Based on historical experience, actual results have not been materially different from our estimates. As of December 31, 2021, we did not have any ongoing clinical trials.

Warrants

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

In connection with the completion of our initial public offering in May 2014, the warrants to purchase shares of Series A-1 and Series A-2 preferred stock expired unexercised and the warrants to purchase shares of Series C preferred stock automatically converted into warrants to purchase shares of common stock. Prior to January 1, 2019, warrants with non-standard anti-dilution provisions (referred to as down round protection) were classified as liabilities and re-measured each reporting period. On January 1, 2019, we adopted the provisions of Accounting Standards Update (“ASU”) 2017-11 Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception, which indicates that a down round feature no longer precludes equity classification when assessing whether an investment is indexed to an entity’s own stock. We used a modified retrospective approach for adoption, which did not restate our financial statements as of the prior year end (December 31, 2018). The cumulative effect of adoption of ASU 2017-11 resulted in an adjustment to accumulated deficit as of January 1, 2019 of $0.2 million with a corresponding adjustment to additional paid-in capital. Warrants to purchase 62,505 shares of common stock at $6.00 per share expired on December 14, 2019, and none of these warrants were outstanding as of December 31, 2021.

The warrants issued in connection with our debt financing completed in February 2015 are classified as a component of stockholders’ equity. The value of such warrants was determined using the Black-Scholes option-pricing model. These warrants expired without being exercised on February 24, 2020.

As part of the February 2020 Perceptive Credit Agreement, we issued Perceptive warrants to purchase 1,400,000 shares of Agile common stock, all of which expire on February 27, 2027. The per share exercise price for 700,000 shares is $3.74, which is equal to the 5-day volume weighted average exercise price (“5 Day VWAP”) as of the trading day immediately prior to closing. The per share exercise price for the remaining 700,000 shares of our common stock is $4.67, which is 1.25 times the 5 Day VWAP. In connection with entering into the Amended Perceptive Credit Agreement, we issued Perceptive a warrant to purchase 450,000 shares of Agile common stock at $2.87 per share.

In connection with an underwritten public offering completed in October 2021, we issued warrants to purchase 13,333,324 shares of common stock. This offering also triggered an adjustment to the exercise price of the existing warrants mentioned above. See Notes 9 and 16 for additional information.

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

We also award restricted stock units (“RSUs”) to employees and our board of directors (the “Board”). RSUs are generally subject to forfeiture if employment terminates prior to the completion of the vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. Cost associated with performance-based RSUs with a performance condition which affects the vesting is recognized only if the performance condition is probable of being satisfied.

Comparison of Years Ended December 31, 2021 and 2020

	Year Ended
	December 31,
	(In thousands)
	2021	2020	Change

Revenues, net	$4,101	$749	$3,352
Cost of product revenues	10,718	282	10,436
Gross profit	(6,617)	467	(7,084)

Operating expenses:
Research and development	$6,246	$13,500	$(7,254)
Selling and marketing	43,444	23,285	20,159
General and administrative	14,698	12,735	1,963
Total operating expenses	64,388	49,520	14,868
Loss from operations	$(71,005)	$(49,053)	(21,952)

Other income (expense)
Interest income	25	309	(284)
Interest expense	(3,914)	(3,109)	(805)
Total other income (expense), net	(3,889)	(2,800)	(1,089)
Loss before benefit from income taxes	(74,894)	(51,853)	(23,041)
Benefit from income taxes	—	—	—
Net loss	$(74,894)	$(51,853)	$(23,041)

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

Cost of product revenues. Costs of product revenues totaled $10.7 million and consist of direct and indirect costs related to the manufacturing of Twirla sold, including third-party manufacturing costs, packaging services, freight, obsolescence and allocation of overhead costs that are primarily fixed such as depreciation, salaries and benefits, and insurance. Cost of product revenues included approximately $5.3 million of obsolescence reserves for inventory not expected to be sold prior to its shelf life date and $0.6 million for expense related to expired raw materials held by Corium.

Research and development expenses. Research and development expenses decreased by $7.3 million, or 54%, from $13.5 million for the year ended December 31, 2020 to $6.2 million for the year ended December 31, 2021. This overall decrease in research and development expenses was primarily due to the following:

●	a decrease in manufacturing commercialization expenses of $7.8 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This decrease reflects costs to conduct validation work for the commercial manufacturing of Twirla by Corium, our contract manufacturer, which was completed in 2020; and
●	a decrease in regulatory expenses of $0.7 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This decrease is primarily related to decreased costs associated with FDA approval of Twirla which was received in the first quarter of 2020; partially offset by
●	an increase in clinical development expenses of $1.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase reflects higher costs as we evaluate additional line extensions for Twirla and initiate development of potential product candidates in addition to Twirla, costs incurred for our post marketing commitment to the FDA and higher medical education costs.

Selling and marketing expenses. Selling and marketing expenses increased by $20.2 million, from $23.3 million for the year ended December 31, 2020 to $43.4 million for the year ended December 31, 2021. This overall increase in selling and marketing expenses relates to a full year of commercialization activities for Twirla such as brand building, advocacy, market research and consulting, and the costs of establishing and maintaining our contract sales force.

General and administrative expenses. General and administrative expenses increased by $2.0 million, or 15%, from $12.7 million for the year ended December 31, 2020 to $14.7 million for the year ended December 31, 2021. This overall increase in general and administrative expenses was primarily due to the following:

●	an increase in salaries and wages of $0.9 million, due to new hires in 2021 and the maintenance of full year salaries for hires occurring throughout 2020;
●	an increase in professional fee expense of $0.5 million primarily related to legal fees, accounting fees, investor relations and increased use of financial consultants; and,
●	an increase in D&O insurance of $0.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Interest income. Interest income comprises interest income earned on cash, cash equivalents and marketable securities.

Interest expense. Interest expense is attributable to our term loan with Perceptive and includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan. Interest expense increased by $0.8 million, from $3.1 million for the year ended December 31, 2020 to $3.9 million for the year ended December 31, 2021.

Net Operating Losses and Tax Carryforwards

As of December 31, 2021, we had approximately $347.6 million of federal and $116.0 million of state net operating loss carryforwards. We also potentially have federal and state research and development tax credits which would offset future taxable income. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, for federal net operating losses generated prior to 2018, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. As of December 31, 2021, all of our net operating losses were fully offset by a valuation allowance.

Liquidity and Capital Resources

At December 31, 2021, we had cash and cash equivalents totaling $19.1 million. We invest our cash equivalents and marketable securities in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Year Ended December 31,

	2021	2020	2019

	(In thousands)
Net cash used in operating activities	$(65,202)	$(47,311)	$(15,689)
Net cash provided by (used in) investing activities	39,460	(40,690)	(98)
Net cash provided by financing activities	30,422	67,985	42,415
Net increase (decrease) in cash and cash equivalents	$4,680	$(20,016)	$26,628

Operating Activities

We incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as Twirla was being developed. With the approval of Twirla early in 2020, our operating expenses shifted substantially to selling and marketing as we built out our commercial infrastructure. Net cash used in operating activities was $65.2 million for the year ended December 31, 2021 and consisted primarily of a net loss of $74.9 million and a net increase in working capital items of $2.9 million, largely an increase in inventory of $6.3 million and an increase in prepaid expenses of $1.0 million, offset by an increase in accounts payable and accrued expenses of $5.2 million. These uses of cash were partially offset by non-cash stock-based compensation expense of $3.3 million, a non-cash inventory reserve of $5.3 million, depreciation expense of $2.1 million and $1.8 million of other non-cash charges, primarily interest expense. Net cash used in operating activities was $47.3 million for the year ended December 31, 2020 and consisted primarily of a net loss of $51.9 million, offset by non-cash stock-based compensation expense of $2.8 million, and $1.6 million of other non-cash charges, primarily interest expense. Our net change in operating assets and liabilities was negligible. Net cash used in operating activities was $15.7 million for the year ended December 31, 2019 and consisted of a net loss of $18.6 million and an increase in prepaid expenses of $0.2 million, which was offset by non-cash stock-based compensation expense of $1.8 million and depreciation and amortization of $0.2 million as well as an increase in accounts payable, accrued expenses and other liabilities of $1.1 million which reflects increased commercial development and commercial manufacturing expenses related to the initialization of pre-commercialization activities for Twirla.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2021 was $39.5 million and primarily represents net sales and maturities of marketable securities. Net cash used in investing activities for the years ended December 31, 2020 and 2019 was $40.7 million and $0.1 million, respectively. Cash used in investing activities for the year ended December 31, 2020 primarily represents net purchases of marketable securities of $40.3 million with the balance being the acquisition of equipment to be used in the commercialization of Twirla.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $30.4 million, which primarily represents net proceeds of $21.1 million received from the issuance of 26,666,666 shares of our common stock through a public offering and net proceeds of $9.3 million from the sale of 6,915,151 shares of common stock through at-the-market, or ATM sales programs. Net cash provided by financing activities for the year ended December 31, 2020 was $68.0 million, which primarily represents net proceeds of $48.4 million received from the issuance of 17,250,000 shares of our common stock through a public offering, proceeds of $20.0 million from the Perceptive term loan, and stock option exercise proceeds of $0.6 million.  These proceeds were partially offset by debt financing costs of $1.0 million. Net cash provided by financing activities for the year ended December 31, 2019 was $42.4 million which primarily represented net proceeds of $7.8 million received from the issuance of 8,426,750 shares of our common stock in a private placement, net proceeds of $12.7 million from the sale of 14,526,315 shares of common stock through a public offering, and net proceeds of approximately $21.8 million from the sale of a total of 12,242,436 shares of our common stock through two ATM sales programs.

Funding Requirements and Other Liquidity Matters

We closely monitor our cash and cash equivalents balances, in an effort to ensure we have adequate liquidity to fund the operations of the Company. If the COVID-19 pandemic or other factors impact our current business plan or our ability to generate revenue from the launch of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations. In addition, on October 2, 2020 we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $200.0 million (the “2020 Shelf Registration Statement”). On October 14, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. Prior to the 2020 Shelf Registration Statement, we had filed a universal shelf registration statement in November 2018 for the issuance of up to $100.0 million of securities, which we refer to as the 2018 Shelf Registration Statement, which was declared effective by the SEC on November 14, 2018.

On February 21, 2020, we filed a prospectus supplement to our 2018 Shelf Registration Statement registering a public offering of 17,250,000 shares of common stock at a price of $3.00 per share. Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses were approximately $48.4 million.

On March 18, 2021, we filed a prospectus supplement to our 2020 Shelf Registration Statement registering an at-the-market offering program we entered into for the sale of up to $50.0 million of shares of our common stock. During the year ended December 31, 2021, we sold 6,915,151 shares of our common stock under the at-the-market program resulting in net proceeds of approximately $9.3 million.

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

On January 10, 2022, we filed a prospectus supplement to our 2020 Shelf Registration Statement registering an at-the-market offering program (the “2022 ATM”) we entered into for the sale of up to $50.0 million of shares of our common stock.

On March 13, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single healthcare-focused institutional investor (the “Purchaser”), pursuant to which the Company issued, in a registered direct offering (the “2022 Preferred Stock Offering”), 2,425 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) and 2,425 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) and Series A warrants (the “Series A Warrants”) to purchase up to an aggregate of 24,250,000 shares of the common stock of the Company (the “Common Stock”) and Series B warrants (the “Series B Warrants”) to purchase up to an aggregate of 24,250,000 shares of Common Stock. Each share of Series A Preferred Stock and Series B Preferred Stock has a stated value of $1,000 per share and a conversion price of $0.20 per share. The shares of preferred stock issued in the offering are convertible into an aggregate of 24,250,000 shares of Common Stock. The Series A Warrants have an exercise price of $0.26 per share, will become exercisable six months following the date of issuance, and will expire 5 years following the initial exercise date. The Series B Warrants have an exercise price of $0.26 per share, will become exercisable six months following the date of issuance, and will expire one and one-half years following the initial exercise date.  The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties. The 2022 Preferred Stock Offering closed on March 14, 2022 and total net proceeds were approximately $4.3 million.

We believe we may have the potential to access additional capital through the 2022 ATM, selling additional debt or equity securities or obtaining a line of credit or other loan as required.

We expect to continue to incur significant operating expenses for the foreseeable future in connection with our ongoing activities as we:

●	maintain a sales and marketing infrastructure to support the continued commercialization of Twirla in the United States;
●	continue to evaluate additional line extensions for Twirla and initiate development of potential product candidates in addition to Twirla;
●	maintain, leverage and expand our intellectual property portfolio; and
●	maintain operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

We may also need to raise additional funds if we need to change components of our commercial plan or we encounter any unforeseen events that affect our current business plan, or we may choose to raise additional funds to provide us with additional working capital. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed or on attractive terms or are unable to enter into strategic collaborations, we then may be unable to successfully commercialize Twirla and may also be required to further cut operating costs, forgo future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection. Because of the numerous risks and uncertainties associated with such developments, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the commercialization of Twirla. Our future capital requirements will depend on many factors, including:

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

Going Concern

As of December 31, 2021, we had cash and cash equivalents of $19.1 million. In January 2022, we raised $0.4 million under the 2022 ATM Agreement. On March 14, 2022, we raised $4.3 million in the 2022 Preferred Stock Offering. We have been approved for and expect to receive approximately $4.7 million through the sale of net operating losses through the State of New Jersey’s Technology Business Tax Certificate Transfer Program. We closely monitor our cash and cash equivalents and expect that our current cash will fund our planned operations into the second quarter of 2022. We plan to raise additional funds through debt issuances or the issuance and sale of our common stock to meet our projected operating requirements, including the continued commercialization of Twirla, the exploration and potential advancement of our existing pipeline and our possible expansion through business development activities. Prior to raising additional funds, we believe we need to regain compliance with the Nasdaq listing requirements because our stock price is currently trading below $1.00. As previously disclosed, we have been notified by Nasdaq that we have until May 9, 2022 to regain compliance. To that end, we plan to conduct a special meeting of shareholders in April to vote on a reverse stock split, and if successful, we will attempt to raise additional funds through the issuance and sale of our common stock.

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

The financial statements as of December 31, 2021 have been prepared under the assumption that we will continue as a going concern for the next 12 months following the date this Annual Report on Form 10-K is filed. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on our business plan and successfully launch Twirla. The audited financial statements as of December 31, 2021 do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commitments

In April 2020, we entered into a manufacturing and commercialization agreement with Corium, Inc. (“the Corium Agreement”) for the manufacture and supply of Twirla. Under the terms of the Coriumn Agreement, Corium is to be the exclusive supplier of Twirla for ten years. The Corium Agreement includes a fixed price per unit for two years depending on annual purchase volume and quarterly minimum purchase amounts. As of December 31, 2021, the amount committed for purchases for 2022 is $1.8 million.

In April 2020, we entered into a project agreement with inVentiv Commercial Services, LLC, or inVentiv, a Syneos Health Group Company, which we refer to as the Syneos Agreement, under our Master Services Agreement with inVentiv. Pursuant to the Syneos Agreement, inVentiv, through its affiliate Syneos Selling Solutions, will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services and training services with respect to Twirla to us in exchange for an up-front implementation fee and a fixed monthly fee. Effective February 1, 2022, we entered into an amendment to the Syneos Agreement that extended the term until August 23, 2024. At that time, the Syneos Agreement will terminate automatically unless extended upon the mutual written agreement of the Parties. We may terminate the Syneos Agreement for any reason upon timely written notice without incurring a termination fee. As of December 31, 2021, the minimum amount committed totals $3.5 million.

Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. The lease for this space commenced in December 2021, and the minimum payments over the remaining 39 month term totals $1.2 million as of December 31, 2021.

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

We had cash, cash equivalents and marketable securities of $19.1 million and $54.5 million at December 31, 2021 and December 31, 2020, respectively, consisting primarily of funds in cash, money market accounts and corporate and government debt securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Based on average invested cash of $28.7 million for the year ended December 31, 2021, a 1% increase or decrease in interest rates would have increased or decreased interest income by $0.3 million for the year ended December 31, 2021. Based on average debt outstanding of $20.0 million for the year ended December 31, 2021, a 1% increase or decrease in interest rates would have increased or decreased interest expense by $0.2 million for the year ended December 31, 2021.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2021.

Item 8. Financial Statements and Supplementary Data

Agile Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of Agile Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Agile Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, statements of changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated losses since inception, used substantial cash in operations, anticipates it will continue to incur net losses for the foreseeable future, requires additional capital to fund its operating needs and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

Product Revenue -Net
Description of the Matter

The Company sells approved product primary to wholesale distributors. As discussed in Note 2, product sales are recorded net of estimated rebates and chargebacks, estimated product returns and other deductions at the time revenue is recorded. When recognizing revenue, the Company estimates the transaction price and assesses whether to constrain variable consideration. Limited historical data is available for use in developing such estimates.

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

How We Addressed the Matter in Our Audit

Among other procedures performed to test management’s estimates of rebates, chargebacks, product returns and other deductions, we developed an independent expectation of the reserve based on the relevant terms of the customer contracts and/or obtained management’s calculations of the respective reserve and tested management’s estimate by tracing relevant inputs to the customer contracts and underlying sales data. We obtained and reviewed the Company’s estimated channel and payer mix, compared relevant inputs to underlying sales data and analyzed the impact of changes to the inputs on the estimate. We also evaluated credits and adjustments subsequent to the balance sheet date, if any, and tested the underlying sales data by confirming a sample of receivable balances directly with the Company’s customers and performed alternative procedures for confirmations not received..

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Iselin, New Jersey

March 30, 2022

Agile Therapeutics, Inc.

Balance Sheets

(in thousands, except par value and share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$19,143	$14,463
Marketable securities	—	40,008
Accounts receivable, net	1,533	865
Inventory, net	966	—
Prepaid expenses and other current assets	2,283	1,449
Total current assets	23,925	56,785
Property and equipment, net	12,447	14,243
Right of use asset	949	138
Other non-current assets	2,012	1,896
Total assets	$39,333	$73,062

Liabilities and stockholders’ equity
Current liabilities:
Long-term debt, current portion	$16,833	$—
Accounts payable	8,707	3,867
Accrued expenses	3,563	3,348
Lease liability, current portion	175	138
Total current liabilities	29,278	7,353

Lease liabilities, long-term	784
Long-term debt	—	16,381
Total liabilities	30,062	23,734
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $.0001 par value, 150,000,000 shares authorized, 121,396,033 and 87,563,753 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	12	9
Additional paid-in capital	396,376	361,539
Accumulated other comprehensive income	—	3
Accumulated deficit	(387,117)	(312,223)
Total stockholders’ equity	9,271	49,328
Total liabilities and stockholders’ equity	$39,333	$73,062

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year ended December 31,
	2021	2020	2019

Revenues, net	$4,101	$749	$—
Cost of product revenues	10,718	282	—
Gross profit (loss)	(6,617)	467	—

Operating expenses:
Research and development	$6,246	$13,500	$9,858
Selling and marketing	43,444	23,285	1,085
General and administrative	14,698	12,735	7,915
Total operating expenses	64,388	49,520	18,858
Loss from operations	(71,005)	(49,053)	(18,858)

Other income (expense)
Interest income	25	309	252
Interest expense	(3,914)	(3,109)	—
Total other income (expense), net	(3,889)	(2,800)	252
Net loss	$(74,894)	$(51,853)	$(18,606)

Net loss per share (basic and diluted)	$(0.77)	$(0.61)	$(0.38)

Weighted-average common shares (basic and diluted)	97,072,847	84,683,084	49,432,487

Comprehensive loss:
Net loss	$(74,894)	$(51,853)	$(18,606)
Other comprehensive income:
Unrealized loss on marketable securities	(3)	3	—
Comprehensive loss	$(74,897)	$(51,850)	$(18,606)

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders' Equity

(in thousands, except share data)

	Common Stock		Additional	Accumulated		Net
	Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity

Balance December 31, 2018	34,377,329	$3	$261,722	$—	$(241,551)	$20,174
Adjustment to derivitive liabilities upon adoption of ASU 2017‑11	—	—	213	—	(213)	—
Share‑based compensation—stock options and RSUs	—	—	1,762	—	—	1,762
Issuance of common stock in private placement, net of expenses	8,426,750	1	7,809	—	—	7,810
Issuance of common stock pursuant to at‑the‑market stock sales, net of expenses	12,242,436	1	21,753	—	—	21,754
Issuance of common stock upon exercise of stock options	92,271	—	164	—	—	164
Proceeds from issuance of common stock in public offering, net of expenses	14,526,315	2	12,685	—	—	12,687
Vesting of RSUs	145,204	—	—	—	—	—
Net loss	—	—	—	—	(18,606)	(18,606)
Balance December 31, 2019	69,810,305	$7	$306,108	$—	$(260,370)	$45,745
Share-based compensation - stock options and RSUs	—	—	2,818	—	—	2,818
Issuance of common stock in public offering, net of expenses	17,250,000	2	48,433	—	—	48,435
Issuance of common stock upon exercise of stock options	503,448	—	610	—	—	610
Warrants issued in connection with long-term debt	—	—	3,570	—	—	3,570
Unrealized net gain on marketable securities	—	—	—	3	—	3
Net loss	—	—	—	—	(51,853)	(51,853)
Balance December 31, 2020	87,563,753	$9	$361,539	$3	$(312,223)	$49,328
Share-based compensation - stock options and RSUs	—	—	3,338	—	—	3,338
Issuance of common stock pursuant to at‑the‑market stock sales, net of expenses	6,915,151	—	9,266	—	—	9,266
Issuance of common stock in public offering, net of expenses	26,666,648	3	21,078	—	—	21,081
Issuance of common stock upon exercise of stock options	126,400	—	75	—	—	75
Vesting of RSUs	124,081	—	—	—	—	—
Warrants issued in connection with long-term debt	—	—	1,080	—	—	1,080
Unrealized net gain on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(74,894)	(74,894)
Balance December 31, 2021	121,396,033	$12	$396,376	$—	$(387,117)	$9,271

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(74,894)	$(51,853)	$(18,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash inventory reserve	5,323	—	—
Depreciation	2,064	105	18
Amortization	159	171	145
Noncash stock-based compensation	3,338	2,818	1,762
Noncash interest	1,661	1,341	—
Changes in operating assets and liabilities:
Accounts receivable	(668)	(865)	—
Inventory	(6,289)	—	—
Prepaid expenses and other assets	(967)	(2,485)	(233)
Accounts payable and accrued expenses	5,202	3,641	1,377
Lease liability	(131)	(184)	(152)
Net cash used in operating activities	(65,202)	(47,311)	(15,689)

Cash flows from investing activities:
Purchases of marketable securities	—	(54,837)	—
Sales and maturities of marketable securities	39,729	14,500	—
Acquisition of property and equipment	(269)	(353)	(98)
Net cash provided by (used in) investing activities	39,460	(40,690)	(98)

Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of offering costs	21,081	48,434	12,687
Proceeds from At-the-Market sales of common stock, net of offering costs	9,266	—	21,754
Proceeds from issuance of common stock in private placement, net of offering costs	—	—	7,810
Proceeds from issuance of long-term debt	—	20,000	—
Debt financing costs paid	—	(1,059)	—
Proceeds from exercise of stock options	75	610	164
Net cash provided by financing activities	30,422	67,985	42,415

Net increase (decrease) in cash and cash equivalents	4,680	(20,016)	26,628
Cash and cash equivalents, beginning of period	14,463	34,479	7,851
Cash and cash equivalents, end of period	$19,143	$14,463	$34,479

Supplemental disclosure of noncash financing activities
Warrants issued in connection with long-term debt	$1,080	$3,570	$—
Operating right-of-use assets obtained in exchange for new operating lease liabilities	969	—	—
Supplemental cash flow information
Interest paid	$2,383	$2,099	$—
Non‑cash transactions
Property and equipment purchases included in accounts payable	$—	$—	$49

See accompanying notes.

Agile Therapeutics, Inc.

Notes to Financial Statements

December 31, 2021

(amounts in tables in thousands, except share and per share data)

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

The Company’s sole approved product, Twirla®, also known as AG200-15, is a once-weekly prescription contraceptive patch that received approval from the U.S. Food and Drug Administration, or FDA in February 2020. Substantially all of the Company’s resources are currently dedicated to commercializing Twirla in the United States. The Company has generated minimal product revenue to date and is subject to a number of risks similar to those of other early stage companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the potential need to obtain additional capital necessary to fund the development of its products, competition from larger companies and compliance with FDA and other government regulations. If the Company does not successfully commercialize any product candidates, it will be unable to generate recurring product revenue or achieve profitability. The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of December 31, 2021, the Company had an accumulated deficit of approximately $387 million.

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

Going Concern

As of December 31, 2021, the Company had cash and cash equivalents of $19.1 million and a $4.9 million working capital deficit. The Company’s current liquidity is sufficient to fund operations only into the second quarter of 2022. The Company closely monitors its cash and cash equivalents and will need to raise additional funds to meet its projected operating requirements, including the continued commercialization of Twirla, and exploring the advancement of its existing pipeline and its possible expansion through business development activities.

The Company has generated losses since inception, used substantial cash in operations, has a working capital deficit at December 31, 2021 and anticipates it will continue to incur net losses for the foreseeable future. The Company’s

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

future success depends on its ability to obtain additional capital and/or implement various strategic alternatives, and there can be no assurance that any financing can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern through the 12 months following the date on which this Annual Report on Form 10-K is filed.

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

The audited financial statements as of December 31, 2021 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan and successfully launch Twirla. The audited financial statements as of December 31, 2021 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

2. Summary of Significant Accounting Polices

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenue and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, revenue recognition, costs of product revenues, the accounting for common stock warrants, stock-based compensation, and accounting for research and development costs. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Risks and Uncertainties

While Twirla has been approved by the FDA, other potential product candidates developed by the Company will require approval from the FDA prior to commercial sales. There can be no assurance that the Company’s other product candidates will receive the required approval. If the Company is denied approval or such approval is delayed, or is

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

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

Trade Accounts Receivable and Allowances

Trade accounts receivable are amounts owed to the Company by its customers for product that has been delivered. The trade accounts receivable are recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

an allowance for credit losses, if any. The allowance for credit losses is the Company’s estimate of losses over the life of the receivables. The Company evaluates forward looking economic factors and uses professional judgment to determine the allowance for credit losses. The credit loss reserves are reviewed and adjusted periodically. Credit loss reserves were not material as of December 31, 2021 and 2020, respectively.

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

Inventory

Inventory is valued utilizing the weighted average costing method. The Company records an inventory reserve for losses associated with dated, expired, excess or obsolete items. This reserve is based on management’s current knowledge with respect to inventory levels, planned production and sales volume assumptions. During the year ended December 31, 2021, the Company established a reserve of approximately $5.3 million for inventory not expected to be sold prior to its shelf life date.

The Company’s third-party manufacturer, Corium, completed the validation of the commercial manufacturing process for Twirla in the fourth quarter of 2020. The costs associated with validation batches were expensed as research and development expenses during the period the costs were incurred. The Company used this validation product for commercial supplies and samples of Twirla into May 2021. Since the Company did not capitalize any validation product, all sales of this validation product had no associated product cost. During the year ended Dectember 31, 2021, units sold with no associated product cost were approximately 3,000. Had such inventory been valued at acquisition cost, it would have resulted in an immaterial increase to cost of goods sold and a corresponding decrease to gross profit.

Property and Equipment

Property and equipment, consisting of office equipment, computer equipment and manufacturing equipment, is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Expenditures incurred after the fixed assets have been put into operation, such as repairs and maintenance, are charged to earnings in the period in which costs are incurred. Improvements and additions are capitalized in accordance with Company policy.

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe that there has been any impairment of the carrying value of any long-lived assets as of December 31, 2021.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

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

Advertising Costs

The Company has elected to expense advertising costs when incurred. Advertising costs totaled $13.8 million, $5.5 million and $0 for the years ended December 31, 2021 and 2020 and 2019, respectively.

Deferred Financing Costs

Costs directly attributable to the Company’s term loan (see Note 9) are deferred and reported as a reduction of the related term loan. These costs represent legal fees and other costs related to the term loan and are being amortized utilizing the straight-line method over the term of the loan. Amortization of deferred financing costs charged to interest expense was approximately $277,000, $231,000 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Major customers of the Company are defined as those constituting greater than 10% of its total revenue. In 2021, the Company had sales to three customers that individually accounted for more than 10% of our total revenue. These customers had sales of $1.3 million, $1.3 million, and $1.2 million, respectively, which represented 93% of total revenues in the aggregate. Accounts receivable related to each of these major customers comprised 35%, 34%, and 29%, respectively.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

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

December 31, 2021

(amounts in tables in thousands, except share and per share data)

The Company may also give other discounts to its customers to incentivize purchases and promote customer loyalty. The terms of such discounts may vary by customer. These discounts reduce gross product revenue at the time the revenue is recorded.

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than twelve months. Twirla was commercially launched in December 2020 and there were no returns as of December 31, 2021. As time passes and historical data becomes available, the Company will begin to use historical sales and return data to estimate future product returns.

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

The following table provides a summary of the Company’s sales allowances and related accruals for the year ended December 31, 2021 which have been deducted in arriving at revenues, net.

	December 31,	Allowances for	Payments &	December 31,
	2020	current period sales	credits	2021
Customer credits, discounts and allowances	$187	$825	$(641)	$371
Rebates and co-pay assistance	116	1,055	(502)	669
Total	$303	$1,880	$(1,143)	$1,040

Warrants

The Company accounts for its warrants to purchase common stock in accordance with ASC 480, Distinguishing Liabilities from Equity. On January 1, 2019, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2017-11 Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

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

In connection with an underwritten public offering completed in October 2021, the Company issued warrants to purchase 13,333,324 shares of its common stock. This offering also triggered an adjustment to the exercise price of the existing warrants mentioned above, which resulted in a reduction of the strike price for these warrants. This reduction resulted in an immaterial increase to additional paid in capital. See Notes 9 and 10 for additional infomation.

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

The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no uncertain tax positions as of December 31, 2021 that qualify for either recognition or disclosure in the financial statements under this guidance.

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

December 31, 2021

(amounts in tables in thousands, except share and per share data)

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2021, 2020 and 2019, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	Year Ended December 31,
	2021	2020	2019
Common stock warrants	15,183,324	1,400,000	180,274
Unvested restricted stock units	333,290	159,795	—
Common stock options	10,367,442	8,519,086	7,192,357
Total	25,884,056	10,078,881	7,372,631

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

December 31, 2021

(amounts in tables in thousands, except share and per share data)

additional paid-in capital. As a result of the adoption of ASU 2017-11, effective January 1, 2019, the Company no longer measures these warrants at fair value.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 was adopted by the Company on January 1, 2020 and had no current impact on the Company as the Company did not have any financial instruments covered by the topic on the date of adoption.  In December 2020, the Company recognized its first sales of Twirla resulting in a receivable of $0.9 million at December 31, 2020 and an immaterial allowance for credit losses.  As of December 31, 2021, receivables total $1.5 million, and the allowance for credit losses is immaterial.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), an expansion of ASU 2020-04: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2021-01”). This guidance permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest) in connection with reference rate reform activities under way in global financial markets (the “discounting transition”). The guidance was effective immediately and did not have an impact on our consolidated financial statements.

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

December 31, 2021

(amounts in tables in thousands, except share and per share data)

●	Level 3—Unobservable inputs that are supported by little or no market data and which require internal development of assumptions about how market participants price the fair value of the assets or liabilities. The Company has no Level 3 assets or liabilities.

The following tables set forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of December 31, 2021 and 2020:

	Level 1	Level 2	Level 3
December 31, 2021
Assets:
Cash and cash equivalents	$19,143	$—	$—
Total assets at fair value	$19,143	$—	$—

	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Cash and cash equivalents	$14,463	$—	$—
Marketable securities	—	40,008	—
Total assets at fair value	$14,463	$40,008	$—

There were no transfers between Level 1, 2 or 3 during 2021 or 2020.

4. Marketable Securities

The Company had no marketable securities as of December 31, 2021. The following is a summary of marketable securities as of December 31, 2020, classified as available-for-sale:

		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
December 31, 2020

U.S. government obligations (maturing in one year or less)	$7,035	$2	$—	$7,037
Corporate debt securities (maturing in one year or less)	32,970	1	—	32,971
Total marketable securities	$40,005	$3	$—	$40,008

The Company holds investment-grade marketable securities. There were no continuous unrealized loss positions in excess of twelve months as of December 31, 2021.

5. Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,
	2021	2020
Prepaid insurance	$775	$680
Other	1,508	769
Total prepaid expenses and other current assets	$2,283	$1,449

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

6. Property and Equipment

Property and equipment, consisting of manufacturing, office and computer equipment, is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment consist of the following:

	December 31,		Estimated
	2021	2020	Life
Office equipment	$7	$—	5 years
Computer equipment	113	—	3 Years
Manufacturing equipment	14,477	14,328	7 years
	14,597	14,328
Less: accumulated depreciation	(2,150)	(85)
Property and equipment	$12,447	$14,243

Upon successful completion of the validation of the commercial manufacturing process for Twirla by the Company’s contract manufacturer, Corium, and the announcement of the commercial launch of Twirla in December 2020, manufacturing equipment with a cost of $14.3 million was placed into service and started being depreciated.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2021	2020
Accrued compensation	$2,086	$1,697
Accrued professional fees and other	1,477	1,651
Total accrued liabilities	$3,563	$3,348

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

The Company has no finance leases and one operating lease for its corporate headquarters in Princeton, NJ. The current lease commenced on December 1, 2021 and terminates on March 31, 2025. The lease provides the Company with an option to extend the lease for an additional five years. Under the terms of the lease, the Company pays base annual rent subject to a fixed dollar amount increase each year, a fixed monthly charge for electricity, and other normal operating expenses such as taxes, repairs, and maintenance. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. The lease does not require variable lease payments, residual value guarantees or restrictive covenants.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

The lease does not provide an implicit rate, therefore the Company used its incremental borrowing rate as the discount rate when measuring the operating lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Operating lease expense was $180,000 and $190,000 for the years ended December 31, 2021 and 2020, respectively. Operating cash flows used for operating leases during the years ended December 31, 2021 and 2020 were $131,000 and $184,000 respectively. As of December 31, 2021, the weighted-average remaining lease term was 3.25 years and the weighted average discount rate was 11.8%.

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

Year ending December 31,
2022	277
2023	390
2024	398
2025	$101
Total	$1,166
Less: Interest	(207)
Present value of lease liability	$959

9. Credit Agreement and Guaranty

On February 10, 2020 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP, a related party (“Perceptive”), for a senior secured term loan credit facility of up to $35.0 million, (the “Perceptive Credit Agreement”). A first tranche of $5.0 million was funded on execution of the Perceptive Credit Agreement. A second tranche of $15.0 million was funded as a result of the approval of Twirla by the FDA. Another $15.0 million tranche was to be available to the Company based on the achievement of a revenue milestone by December 31, 2021. We did not achieve that milestone and that tranche is no longer available to us. On February 26, 2021 the Perceptive Credit Agreement was amended (“Amended Perceptive Credit Agreement”) by creating a fourth tranche of $10.0 million that will be available based on the achievement of a revenue milestone. We currently do not believe we will achieve the milestone for the fourth tranche of $10.0 million. On January 7, 2022, the Company and Perceptive entered into a second amendment to the Amended Perceptive Credit Agreement (the “Second Amendment”). The Second Amendment waives the Company’s obligations to comply with certain financial covenants relating to minimum revenue requirements through September 30, 2022 and to file financial statements along with its Annual Report on Form 10-K that are not subject to any “going concern” qualification. The effectiveness of the Second Amendment is conditioned upon the satisfaction of certain conditions, including the Company raising additional capital and prepaying a portion of its outstanding debt. On January 7, 2022, the Company prepaid $5.0 million of the outstanding debt, and in accordance with the terms of the Second Amendment, no prepayment premium was due.

The facility will mature on February 10, 2024 (“Maturity Date”). The Company is scheduled to make interest-only payments on the loans under the Perceptive Credit Agreement until February 10, 2023. Thereafter, the Company is required to make monthly principal payments in an amount equal to 1.50% of the principal amount of the outstanding loans until February 10, 2024.

Borrowings under the Second Amendment will accrue interest at an annual rate equal to the London Interbank Offered Rate for one-month deposits (“LIBOR”) plus 10.25%, provided that LIBOR shall not be less than 1.5%. The rate of interest in effect as of the Closing Date and at December 31, 2021 was 11.75%. Upon the occurrence and during

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

the continuance of any event of default under the Second Amendment, the interest rate automatically increases by 3.0% per annum.

The Company may prepay any outstanding loans in whole or in part. Any such prepayment of the loans is subject to a prepayment fee of 8.0% if such prepayment occurs on or prior to February 10, 2022; 4.0% if such prepayment occurs after February 10, 2022 and on or prior to February 10, 2023; and 2.0% if such prepayment occurs after February 10, 2023 and prior to February 10, 2024. The Company made a prepayment of $5.0 million on January 7, 2022 in connection with the Second Amendment. The prepayment fee was waived by Perceptive.

All of the Company’s obligations under the Second Amendment are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property.

The Second Amendment contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customary for similar financings. The negative covenants restrict or limit the ability of the Company to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain investments or restricted payments (each as defined in the Amended Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Amended Perceptive Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2022, report revenues for the trailing 12-month period that exceed the amounts set forth in the Second Amendment, which range from $53.0 million for the fiscal quarter ending December 31, 2022 to $87.1 million for the fiscal quarter ending December 31, 2023. The Company received covenant waivers for the failure to achieve the revenue covenants in 2021 and pertaining to the existence of substantial doubt about the Company’s ability to continue as a going concern as disclosed in Note 1. The Company was in compliance with the remaining covenants under the Second Amendment as of December 31, 2021.

In connection with the Perceptive Credit Agreement, the Company issued to Perceptive two warrants to purchase an aggregate of 1,400,000 shares of the Company’s common stock (together, the “Perceptive Warrants”). The first warrant is exercisable for 700,000 shares of common stock at an exercise price of $3.74 per share. The second warrant is exercisable for 700,000 shares of common stock at an exercise price of $4.67 per share. The Perceptive Warrants contain anti-dilution provisions and other warrant holder protections. The Perceptive Warrants are not exercisable to the extent that Perceptive would beneficially own more than 19.99% of the Company’s common stock as a result of the exercise. The Perceptive Warrants expire on February 10, 2027. In connection with the Amended Perceptive Credit Agreement, the Company issued to Perceptive a warrant to purchase 450,000 shares of the Company’s common stock at an exercise price of $2.87 per share.

As a result of the public offering of the Company’s common stock completed in October 2021 (see Note 10), the anti-dilution provision of the Perceptive Warrants was triggered resulting in a reduction of the strike price for the Perceptive Warrants. Warrants to purchase 700,000 shares of common stock that had an exercise price of $4.67 per share were reduced to $3.83 per share, warrants to purchase 700,000 shares of common stock that had an exercise price of $3.74 per share were reduced to $3.11 per share, and warrants to purchase 450,000 shares of common stock that had an exercise price of $2.87 per share were reduced to $2.43 per share.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

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

	December 31,
	2021	2020
Notes payable	$20,000	$20,000
Debt issuance costs	(550)	(828)
Warrant discount	(2,617)	(2,791)
Total debt	$16,833	$16,381
Less, current portion	16,833	—
Long-term debt, less current portion	$—	$16,381

As noted above, the Company obtained a waiver pertaining to the failure to achieve the revenue covenants in 2021. The Company’s future revenue is difficult to predict, and there is no assurance that the Company will be able to obtain additional waivers for any future failures to achieve revenue covenants. Accordingly, the total outstanding debt has been classified as current as of December 31, 2021.

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

On January 7, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 150,000,000 shares to 300,000,000 shares.

Shelf Registration Statements

On October 2, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $200.0 million (“the 2020 Shelf Registration Statement”). On October 14, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. In the future, the Company may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering. Prior to the 2020 Shelf Registration Statement, the

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

Company had filed a universal shelf registration statement in November 2018 for the issuance of up to $100.0 million of securities, (“the 2018 Shelf Registration Statement”), which was declared effective by the SEC on November 14, 2018.

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

On March 18, 2021, the Company filed a prospectus supplement to the 2020 Shelf Registration Statement registering an at-the-market offering program entered into for the sale of up to $50.0 million of shares of the Company’s common stock. In the year ended December 31, 2021, the Company sold a total of 6,915,151 shares of common stock under this ATM program, resulting in net proceeds of approximately $9.3 million.

On October 8, 2021, the Company filed a prospectus supplement to the 2020 Shelf Registration Statement registering a public offering of 26,666,648 shares of its common stock and warrants to purchase 13,333,324 shares of its common stock at a combined price of $0.85 per share of common stock and one-half of a warrant to purchase one share of common stock. Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses were approximately $21.1 million.

On January 10, 2022, the Company filed a prospectus supplement to its 2020 Shelf Registration Statement registering an at-the-market offering program (the “2022 ATM”) the Company entered into for the sale of up to $50.0 million of shares of its common stock.

On March 14, 2022, the Company filed a prospectus supplement to its 2020 Shelf Registration Statement registering a direct offering 2,425 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) and 2,425 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) and Series A warrants (the “Series A Warrants”) to purchase up to an aggregate of 24,250,000 shares of the common stock of the Company (the “Common Stock”) and Series B warrants (the “Series B Warrants”) to purchase up to an aggregate of 24,250,000 shares of Common Stock. Each share of Series A Preferred Stock and Series B Preferred Stock has a stated value of $1,000 per share and a conversion price of $0.20 per share. The shares of preferred stock issued in the offering are convertible into an aggregate of 24,250,000 shares of Common Stock. Proceeds from the direct offering, net of the placement agent’s fees and offering expenses were approximately $4.3 million.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

Private Placement

In March 2019, the Company completed a private placement of 8,426,750 shares of common stock at $0.93 per share. Proceeds from the Company’s private placement, net of offering costs were approximately $7.8 million.

Common Stock Warrants

In connection with the Perceptive Credit Agreement (see Note 9), the Company issued warrants to Perceptive to purchase 1,850,000 shares of its common stock. These warrants contain anti-dilution provisions that were triggered upon the Company’s public offering that was completed in October 2021. As a result of the offering, warrants to purchase 700,000 shares of common stock that had an exercise price of $4.67 per share were reduced to $3.83 per share, warrants to purchase 700,000 shares of common stock that had an exercise price of $3.74 per share were reduced to $3.11 per share, and warrants to purchase 450,000 shares of common stock that had an exercise price of $2.87 per share were reduced to $2.43 per share. This repricing resulted in an immaterial increase to additional paid-in-capital.

11. Equity Incentive Plans

Stock options

The Company had granted stock options under an amended and restated 1997 Equity Incentive Plan (the “1997 Plan”) and a 2008 Equity Incentive Plan (the “2008 Plan”). The plans provided for the granting of incentive and non-statutory options and stock awards to consultants, directors, officers and employees. Such options are exercisable for a period of ten years and generally vest over a four-year period. In conjunction with the adoption of the 2008 Plan in April 2008, no additional grants were made from the 1997 Plan and issued options from the 1997 Plan remain outstanding. In 2014, the Board approved the 2014 Incentive Compensation Plan (the “2014 Plan”). The 2014 Plan is the successor to the Company’s 2008 Plan and 1997 Plan. In conjunction with the adoption of the 2014 Plan in 2014, no additional grants were made from the 2008 Plan and options from the 1997 Plan and the 2008 Plan remain outstanding. In June 2018, the 2014 Plan was amended and restated, and the Amended and Restated 2014 Incentive Compensation Plan is now referred to as the Amended 2014 Plan. As of December 31, 2021, there were 1,507,871 shares available for future grant under the Amended 2014 Plan.

Through December 31, 2021, the Company granted options to certain employees and nonemployees to purchase shares of common stock at exercise prices ranging from $0.58 to $10.75 per share. The Company recorded noncash stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 based on the fair market value of the options and shares granted at the grant date. Stock-based compensation expense was as follows:

	Year Ended
	December 31,
	2021	2020	2019
Cost of goods sold	$271	$14	$—
Research and development	490	651	522
Selling and marketing	148	108	—
General and administrative	2,429	2,045	1,240
Total	$3,338	$2,818	$1,762

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

The following assumptions were used to compute employee stock-based compensation under the Black-Scholes option pricing model:

	2021	2020	2019
Risk‑free interest rate	.66% - 1.51%	.40% - 1.68%	1.74% ‑ 2.61%
Expective volatility	105% ‑ 106%	65% ‑ 106%	65%
Expected dividend yield	0%	0%	0%
Expected life (in years)	6.25	6.25	6.25

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

As of December 31, 2021, the unrecorded deferred stock-based compensation balance related to stock options was approximately $6.4 million and will be recognized over an estimated weighted-average amortization period of 2.5 years. The weighted average grant date fair value of options granted during the year ended December 31, 2021 was $2.63.

The following table summarizes the options outstanding, options vested and the options exercisable as of December 31, 2021, 2020 and 2019:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Options	Price	Life (Years)	Intrinsic Value
Options outstanding at December 31, 2019	7,192,357	3.42	7.2
Options granted	2,539,403	2.80
Options exercised	(503,448)	1.21
Options cancelled/forfeited	(709,226)	6.20
Options outstanding at December 31, 2020	8,519,086	3.13	7.3
Options granted	2,581,647	2.63
Options exercised	(126,400)	0.60
Options cancelled/forfeited	(606,891)	6.61
Options outstanding at December 31, 2021	10,367,442	2.83	7.1	$—
Options exercisable at December 31, 2021	6,262,675	2.99	6.0	$—
Vested and expected to vest at December 31, 2021	10,367,442			$—

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

Intrinsic value in the tables was calculated as the difference between the Company's stock price at December 31, 2021, of $0.49 per share, and the exercise price, multiplied by the number of options.

Restricted Stock Units

During the year ended December 31, 2020, the Company granted a total of 52,651 RSUs to executive officers of the Company. These RSUs vested on the one-year anniversary of the grant date. During the year ended December 31, 2020, the Company granted a total of 107,144 RSUs to directors of the Company. These RSUs vest ratably over one and three years.

During the year ended December 31, 2021, the Company granted a total of 70,923 RSUs to certain employees of the Company. These RSUs vest on the one-year anniversary of the grant date. During the year ended December 31, 2021, the Company granted a total of 226,353 RSUs to directors of the Company. These RSUs vest ratably over one and three years.

As of December 31, 2021, the unrecorded deferred stock-based compensation balance related to RSUs was approximately $250,000 and will be recognized over an estimated weighted-average amortization period of 1.0 years.

The following table shows the Company's restricted stock unit activity during the years ended December 31, 2021, and 2020:

		Weighted Average	Aggregate
	Shares	Grant Date Fair Value	Intrinsic Value
Restricted stock units outstanding at December 31, 2019	—
Granted	159,795	2.81
Restricted stock units outstanding at December 31, 2020	159,795	—	$458
Granted	297,576	1.68
Vested	(124,081)	2.81
Restricted stock units outstanding at December 31, 2021	333,290	1.80	$163

Performance Based Restricted Stock Awards

In January 2018, the Company granted up to 365,000 shares of performance-based restricted stock units ("Performance Units") under the 2014 Plan primarily to executive officers, which were largely contingent upon the achievement of performance goals during the performance period beginning on the date of grant and ending on December 31, 2019 as set forth in each individual's Performance Unit agreement. Performance Units granted in January 2018 replaced Performance Units granted in April 2017 which expired. During 2018, 50,000 Performance Units were cancelled and as of December 31, 2018 315,000 Performance Units remained outstanding. The remaining 315,000 Performance Units expired in December 2019 as the performance goals were not achieved, and there are no Performance Units outstanding as of December 31, 2021.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

12. Accumulated Other Comprehensive Income

The change in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the year ended December 31, 2021 is summarized below:

Unrealized
Gain on
Marketable
Securities
Balance December 31, 2020	$3
Other comprehensive income	(3)
Balance December 31, 2021	$—

13. Income Taxes

In December 2017, in accordance with the SEC Staff Accounting Bulletin (“SAB”) 118–Income Tax Accounting Implications of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), the Company recorded tax effects on a provisional basis based on a reasonable estimate. The TCJA did not have a material impact on the Company's financial statements because its deferred temporary differences are fully offset by a valuation allowance and the Company does not have any offshore earnings from which to record the mandatory transition tax. During 2018, the Company completed its analysis under SAB 118 and no additional tax effects due to rate-remeasurement were required to be recorded.

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

As of December 31, 2021, the Company had available net operating loss carryforwards (“NOLs”) of approximately $347.6 million for federal and $116.0 million for state income tax reporting purposes. Under the TCJA, the federal NOLs generated after 2017, approximately $154.0 million, can be carried forward indefinitely, while the NOLs generated through taxable years ending December 31, 2017, approximately $194.0 million, are available to offset future federal taxable income, if any, through 2038. The Company also has research and development tax credit carryforwards of approximately $6.4 million and $1.9 million for federal and state income tax reporting purposes, respectively, which are available to reduce federal income taxes, if any, through 2041 and state income taxes, if any, through 2036.

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

As of December 31, 2021, the Company has not accrued interest or penalties related to uncertain tax positions. The Company’s tax returns for the years ended December 31, 2018 through December 31, 2020 are still subject to

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

examination by major tax jurisdictions. However, the Internal Revenue Service (“IRS”) and state tax jurisdictions can audit the NOLs generated in prior years in the years that those NOLs are utilized.

For all years through December 31, 2021, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment in known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$81,102	$66,907
Research credit carryforward	7,943	7,909
Stock options and other	2,114	1,962
Total gross deferred tax assets	91,159	76,778
Valuation allowance for deferred tax assets	(91,159)	(76,778)
Net deferred tax assets	$—	$—

The net change in the valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $14.4 million and an increase of $10.6 million, respectively.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020	2019
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State income tax benefit, net of federal benefit	0.3%	1.0%	7.0%
Research and development tax credits	0.2%	0.7%	4.0%
Other	(2.2)%	(2.0)%	(4.0)%
Increase to valuation allowance	(19.3)%	(20.7)%	(28.0)%
Effective income tax rate	0.0%	0.0%	0.0%

Sale of New Jersey Net Operating Losses

The Company has participated in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) sponsored by The New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused NOLs and unused research and development credits to sell these tax benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey. The Program is administered by The New Jersey Economic Development Authority and the New Jersey Department of the Treasury’s Division of Taxation. The Company had previously reached the maximum lifetime benefit of $15.0 million under the historical Program, however in January 2021 the Program was amended to extend the maximum lifetime benefit to $20.0 million. The Company received final approval in March 2022 for approximately $4.7 million of additional cash benefit and expects to receive the proceeds in the coming weeks.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

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

15. Commitments and Contingencies

The Company has several firm purchase commitments, primarily related to the manufacture and supply of Twirla and the supply of a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services. Future firm purchase commitments under these agreements, the last of which ends in 2030, total $5.2 million. This amount does not represent all of the Company’s anticipated purchases in the future, but instead represents only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend in 2021 or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. As of December 31, 2021, the Company has not recorded a provision for any contingent losses.

16. Subsequent Events

On January 7, 2022, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment, or the Certificate of Amendment, to the Company’s Amended and Restated Certificate of Incorporation, to increase the number of shares of common stock authorized for issuance from 150,000,000 shares to 300,000,000 shares. The Certificate of Amendment was effective upon filing, and was approved at a special meeting of stockholders (the “Special Meeting”) of the Company held on January 7, 2022.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2021

(amounts in tables in thousands, except share and per share data)

On January 7, 2022, the Company and Perceptive entered into the Second Amendment (see Note 9). On January 7, 2022, the Company prepaid $5.0 million of the outstanding debt, and in accordance with the terms of the Second Amendment, no prepayment premium was due with the prepayment.

On March 10, 2022, the Company and Perceptive entered into a third amendment to the Perceptive Credit Agreement, as amended (the “Third Amendment”). The Third Amendment waived the Company’s obligations to (1) comply with certain financial covenants relating to minimum revenue requirements through September 30, 2022, conditioned upon the satisfaction of certain conditions, including the Company raising additional capital and prepaying a portion of its outstanding debt by April 30, 2022 and (2) file financial statements along with its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that are not subject to any “going concern” qualification.

On March 13, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single healthcare-focused institutional investor (the “Purchaser”), pursuant to which the Company issued, in a registered direct offering (the “2022 Preferred Stock Offering”), 2,425 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) and 2,425 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) and Series A warrants (the “Series A Warrants”) to purchase up to an aggregate of 24,250,000 shares of the common stock of the Company (the “Common Stock”) and Series B warrants (the “Series B Warrants”) to purchase up to an aggregate of 24,250,000 shares of Common Stock. Each share of Series A Preferred Stock and Series B Preferred Stock has a stated value of $1,000 per share and a conversion price of $0.20 per share. The shares of preferred stock issued in the offering are convertible into an aggregate of 24,250,000 shares of Common Stock. The Series A Warrants have an exercise price of $0.26 per share, will become exercisable six months following the date of issuance, and will expire 5 years following the initial exercise date. The Series B Warrants have an exercise price of $0.26 per share, will become exercisable six months following the date of issuance, and will expire one and one-half years following the initial exercise date.  The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties. Total gross proceeds from the 2022 Preferred Stock Offering, before deducting the placement agent's fees and other estimated offering expenses, are $4.9 million.  The 2022 Preferred Stock Offering closed on March 14, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on January 7, 2022 (Incorporated by reference, Exhibit 3.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on January 10, 2022.)

3.3	Amended and Restated Bylaws of the Registrant. (Incorporated by reference, Exhibit 3.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 30, 2014.)

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on March 14, 2022 (Incorporated by reference, Exhibit 3.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on March 14, 2022 (Incorporated by reference, Exhibit 3.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

4.1

Specimen Certificate evidencing shares of Registrant’s common stock (Incorporated by reference, Exhibit 4.1 to Company’s Third Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 9, 2014.)

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

Exhibit Number

4.4

Warrant Agreement between Agile Therapeutics, Inc. and Perceptive Credit Holdings III, LP, dated as of February 26, 2021 (Incorporated by reference, Exhibit 4.4 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 1, 2021.)

4.5	Form of Warrant (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on October 8, 2021.)

4.6	Form of Series A Warrant (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

4.7	Form of Series B Warrant (Incorporated by reference, Exhibit 4.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

4.8	Form of Placement Agent Warrant (Incorporated by reference, Exhibit 4.3 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

4.9	Description of Capital Stock (Incorporated by reference, Exhibit 4.4 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on February 20, 2020.)

10.1+	Form of Indemnification Agreement. (Incorporated by reference, Exhibit 10.1 to Company’s Second Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 5, 2014.)

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

Exhibit Number

10.9

Lease agreement, dated August 6, 2021 by and between the Registrant and 500 College Road Venture, LLC (Incorporated by reference, Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on November 2, 2021.)

10.10

Common Stock Sales Agreement dated November 8, 2019 by and between the Registrant and H.C. Wainwright & Co., LLC (Incorporated by reference, Exhibit 1.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on November 8, 2019.)

10.11

Common Stock Sales Agreement dated March 18, 2021, by and between Agile Therapetuics, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference, Exhibit 1.1 to the Company’s Current Report on Form 8-K, file number 001-036464, filed on March 18, 2021.)

10.12

Controlled Equity OfferingSM Sales Agreement dated January 10, 2022 by and among Agile Therapeutics, Inc. and Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (Incorporated by reference, Exhibit 1.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on January 10, 2022.)

10.13

Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of February 10, 2020 (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 12, 2020.)

10.14

Waiver and First Amendment to Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of February 26, 2021(Incorporated by reference, Exhibit 10.11 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 1, 2021.)

10.15

Waiver and Second Amendment to Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of January 7, 2022 (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on January 10, 2022.)

10.16

Waiver and Third Amendment to Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of March 10, 2022 (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 11, 2022.)

10.17

Form of Securities Purchase Agreement, dated March 13, 2022, by and between Agile Therapeutics, Inc. and the purchaser signatory thereto (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

10.18*

Project Agreement, dated April 30, 2020, by and between the Registrant and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.19*

First Amendment to Project Agreement, dated June 1, 2020, by and between the Registrant and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.13 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 1, 2021.)

10.20*

Master Service Agreement, dated October 11. 2017, by and between the Registrant and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

Exhibit Number
10.21*

First Amendment to Master Service Agreement, dated April 30, 2020, by and between the Registrant and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.22*

Second Amendment to Master Service Agreement, dated January 1, 2021, by and between the Registrant and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.2 to Company’s Quarterly Report on Form 10 Q, file number 001 36464, filed on November 2, 2021.)

10.23*

Third Amendment to Master Service Agreement, dated July 1, 2021, by and between the Registrant and inVentiv Commercial Services, LLC. (Incorporated by reference, Exhibit 10.3 to Company’s Quarterly Report on Form 10 Q, file number 001 36464, filed on November 2, 2021.)

10.24*	Fourth Amendment to Master Service Agreement, dated September 1, 2021, by and between the Registrant and inVentiv Commercial Services, LLC.

10.25*

Manufacturing and Commercialization Agreement, dated April 30, 2020, by and between the Registrant and Corium, Inc. (Incorporated by reference, Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.26+

Agile Therapeutics, Inc. Amended and Restated 2014 Incentive Compensation Plan (Incorporated by reference, Appendix A to Registrant’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, file number 001-36464, filed on April 25, 2018.)

10.27

Clinical Research Agreement, dated October 26, 2018, by and between the Registrant and TKL Research, Inc. (Incorporated by reference, Exhibit 10.24 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 12, 2019.)

10.28

Amended and Restated Employment Agreement, dated August 14, 2020 by and between the Registrant and Alfred Altomari (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file number 001-36464, filed on August 17, 2020).

10.29

Amended and Restated Employment Agreement, dated August 14, 2020 by and between the Registrant and Robert Conway (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file number 001-36464, filed on August 17, 2020).

10.30

Amended and Restated Employment Agreement, dated August 14, 2020 by and between the Registrant and Geoffrey Gilmore (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, file number 001-36464, filed on August 17, 2020).

10.31

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

Exhibit Number

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 12, 2019 (furnished herewith).

101

The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Loss, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Indicates management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(b)(10).

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2022.

AGILE THERAPEUTICS, INC.

By	/s/ ALFRED ALTOMARI
Alfred Altomari
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED ALTOMARI Alfred Altomari	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2022

/s/ DENNIS P. REILLY Dennis P. Reilly	Chief Financial Officer (Principal Financial Officer)	March 30, 2022

/s/ JASON BUTCH Jason Butch	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2022

/s/ SHARON BARBARI	Director	March 30, 2022
Sharon Barbari

/s/ SANDRA CARSON Sandra Carson, M.D., FACOG	Director	March 30, 2022

/s/ SETH H.Z. FISCHER Seth H.Z. Fischer	Director	March 30, 2022

/s/ JOHN HUBBARD John Hubbard, Ph.D.	Director	March 30, 2022

/s/ AJIT S. SHETTY Ajit S. Shetty, Ph.D.	Director	March 30, 2022

/s/ JOSEPHINE TORRENTE Josephine Torrente	Director	March 30, 2022

/s/ JAMES TURSI James Tursi, M.D.	Director	March 30, 2022