Form 10-Q
period 2022-09-30
AGILE THERAPEUTICS INC
filed 2022-11-07
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 40,614,527 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 4, 2022.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2022

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our available cash and our ability to obtain additional funding to fund our business plan without delay and to continue as a going concern;
●	our ability to successfully maintain and enhance the commercialization and increase the uptake for Twirla, our only approved product;
●	the rate and degree of market acceptance of Twirla by physicians, patients, clinics, institutions, third-party payors and others in the healthcare community;
●our ability to obtain adequate coverage and reimbursement for Twirla in the United States from private and public third-party payors;
●	the size and growth of the markets for Twirla and our ability to serve those markets;
●	the effects of the ongoing COVID-19 pandemic on our commercialization efforts, clinical trials, supply chain, operations and the operations of third parties we rely on for services such as manufacturing, marketing support and sales support, as well as the effects of the COVID-19 pandemic on our potential customer base;
●	regulatory and legislative developments in the United States and foreign countries, which could include, among other things, a government shutdown;
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	The growth in demand for Twirla and our ability to manage the levels of Twirla inventory, which could result in our having to write off inventory and our inability to meet the minimum requirements under our supply agreement with Corium.
●	our ability to timely obtain from our third-party manufacturer, Corium, sufficient quantities or quality of Twirla or other materials required for a clinical trial or other tests and studies;
●	the ability of Corium to produce commercial supply in quantities and quality sufficient to satisfy market demand for Twirla;
●	the performance and financial condition of Corium or any of the suppliers;
●	our ability to design and successfully complete a post-marketing long-term, prospective observational safety study comparing risks for venous thromboembolism, or VTE, and arterial thromboembolism, or ATE, in new users of Twirla to new users of oral combined hormonal contraceptives, or CHCs, and new users of Xulane in U.S. women of reproductive age using CHCs and successfully complete a post-marketing commitment, or PMC, to assess the residual drug content of Twirla after use;
●	our ability to maintain regulatory approval of Twirla and the labeling under any approval we obtain;
●	our ability to obtain and maintain intellectual property protection for Twirla and our product candidates;
●	the success and timing of our clinical trials or other studies, including post-marketing studies for Twirla;
●	development of unexpected safety or efficacy concerns related to Twirla;
●	our ability to continue to develop and maintain successful sales and marketing capabilities, including our ability to maintain an effective sales force or failure to build-out and implement an effective health care compliance program;
●	our ability to come into compliance with the listing requirements of the Nasdaq Capital Market;
●	our ability to retain key employees and recruit the additional personnel we will need to support our commercialization plan for Twirla; and
●	our ability to successfully implement our strategy.

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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1. Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$6,145	$19,143
Accounts receivable, net	3,711	1,533
Inventory, net	1,797	966
Prepaid expenses and other current assets	3,834	2,283
Total current assets	15,487	23,925
Property and equipment, net	203	12,447
Right of use asset	761	949
Other non-current assets	2,012	2,012
Total assets	$18,463	$39,333

Liabilities and stockholders’ equity
Current liabilities:
Long-term debt, current portion	$1,318	$16,833
Accounts payable	4,906	8,707
Accrued expenses	5,152	3,563
Lease liability, current portion	277	175
Total current liabilities	11,653	29,278

Lease liabilities, long-term	550	784
Long-term debt	—	—
Total liabilities	12,203	30,062
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized, 4,850 issued and no shares outstanding at September 30, 2022 and no shares issued and outstanding at December 31, 2021	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized, 39,026,823 and 3,034,901 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	—
Additional paid-in capital	437,027	396,388
Accumulated deficit	(430,771)	(387,117)
Total stockholders’ equity	6,260	9,271
Total liabilities and stockholders’ equity	$18,463	$39,333

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues, net	$3,002	$1,287	$6,888	$2,587
Cost of product revenues	1,425	2,711	5,183	5,017
Gross profit (loss)	1,577	(1,424)	1,705	(2,430)

Operating expenses:
Research and development	$788	$1,593	$2,901	$4,568
Selling and marketing	5,560	9,386	23,523	30,263
General and administrative	2,815	3,371	9,837	11,386
Loss on disposition of assets	11,122	—	11,122	—
Total operating expenses	20,285	14,350	47,383	46,217
Loss from operations	(18,708)	(15,774)	(45,678)	(48,647)

Other income (expense)
Interest income	46	1	50	24
Interest expense	(1,004)	(999)	(2,699)	(2,914)
Total other income (expense), net	(958)	(998)	(2,649)	(2,890)
Loss before benefit from income taxes	(19,666)	(16,772)	(48,327)	(51,537)
Benefit from income taxes	—	—	4,675	—
Net loss	$(19,666)	$(16,772)	$(43,652)	$(51,537)

Net loss per share (basic and diluted)	$(0.53)	$7.20	$(2.91)	$(22.80)

Weighted-average common shares (basic and diluted)	36,997,836	2,343,930	14,998,534	2,251,205

Comprehensive loss:
Net loss	$(19,666)	$(16,772)	$(43,652)	$(51,537)
Other comprehensive income:
Unrealized loss on marketable securities	—	—	—	(3)
Comprehensive loss	$(19,666)	$(16,772)	$(43,652)	$(51,540)

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional	Accumulated		Total
	Number of		Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2021	—	$—	3,034,901	$—	$396,388	$—	$(387,117)	$9,271
Share-based compensation - stock options and RSUs	—	—	—	—	764	—	—	764
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	25,623	—	348	—	—	348
Issuance of series A and B convertible preferred stock in a registered direct offering (Note 8)	4,850	4,850	—	—	—	—	—	4,850
Registered direct financing costs, inclusive of warrants		(965)			244	—	—	(721)
Conversion of series A convertible preferred stock	(2,425)	(897)	303,125	—	897	—	—	—
Vesting of RSUs	—	—	1,773	—	—	—	—	—
Warrants issued in connection with registered direct offering	—	(2,101)	—	—	2,101	—	—	—
Net loss	—	—	—	—	—	—	(11,769)	(11,769)
Balance March 31, 2022	2,425	$887	3,365,422	$—	$400,742	$—	$(398,886)	$2,743
Share-based compensation - stock options and RSUs	—	—	—	—	669	—	—	669
Fractional shares retired as a result of reverse split	—	—	(10)	—	—	—	—	—
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	8,687,502	1	12,225	—	—	12,226
Conversion of series B convertible preferred stock	(2,425)	(887)	303,125	—	887	—	—	—
Vesting of RSUs	—	—	4,118	—	—	—	—	—
Net loss	—	—	—	—	—	—	(12,219)	(12,219)
Balance June 30, 2022	—	$—	12,360,157	$1	$414,523	$—	$(411,105)	$3,419
Share-based compensation - stock options and RSUs	—	—	—	—	536	—	—	536
Issuance of common stock pursuant to a public offering, net of expenses	—	—	26,666,666	3	21,968	—	—	21,971
Net loss	—	—	—	—	—	—	(19,666)	(19,666)
Balance September 30, 2022	—	—	39,026,823	$4	$437,027	$—	$(430,771)	$6,260

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders' Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated		Total
	Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2020	2,189,094	$—	$361,548	$3	$(312,223)	$49,328
Share-based compensation - stock options and RSUs	—	—	742	—	—	742
Issuance of common stock pursuant to at-the market stock sales, net of expenses	13,023	—	960	—	—	960
Issuance of common stock upon exercise of stock options	3,160	—	75	—	—	75
Vesting of RSUs	1,316	—	—	—	—	—
Warrants issued in connection with long-term debt	—	—	1,080	—	—	1,080
Unrealized net gain on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(17,128)	(17,128)
Balance March 31, 2021	2,206,593	$—	$364,405	$—	$(329,351)	$35,054
Share-based compensation - stock options and RSUs	—	—	843	—	—	843
Issuance of common stock pursuant to at-the market stock sales, net of expenses	114,826	—	6,349	—	—	6,349
Vesting of RSUs	1,786	—	—	—	—	—
Unrealized net gain on marketable securities	—	—	—	—	—	—
Net loss	—	—	—	—	(17,637)	(17,637)
Balance June 30, 2021	2,323,205	$—	$371,597	$—	$(346,988)	$24,609
Share-based compensation - stock options and RSUs	—	—	887	—	—	887
Issuance of common stock pursuant to at-the market stock sales, net of expenses	45,030	—	1,956	—	—	1,956
Unrealized net gain on marketable securities	—	—	—	—	—	—
Net loss	—	—	—	—	(16,772)	(16,772)
Balance September 30, 2021	2,368,235	$—	$374,440	$—	$(363,760)	$10,680

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(43,652)	$(51,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash inventory reserve	—	1,415
Depreciation	1,255	1,546
Amortization	188	102
Loss on disposition of assets	11,122	—
Noncash stock-based compensation	1,969	2,472
Noncash amortization of deferred financing costs	1,635	1,262
Changes in operating assets and liabilities:
Accounts receivable	(2,178)	(444)
Inventory	(831)	(4,875)
Prepaid expenses and other assets	(1,551)	(885)
Accounts payable and accrued expenses	(2,213)	2,462
Lease liability	(132)	(102)
Net cash used in operating activities	(34,388)	(48,584)

Cash flows from investing activities:
Sales and maturities of marketable securities	—	39,729
Acquisition of property and equipment	(133)	(214)
Net cash (used in) provided by investing activities	(133)	39,515

Cash flows from financing activities:
Proceeds from issuance of preferred stock in registered direct offering, net of offering costs	4,129	—
Proceeds from issuance of common stock in public offering, net of offering costs	21,971	—
Proceeds from At-the-Market sales of common stock, net of offering costs	12,573	9,266
Repayments of long-term debt	(17,150)	—
Proceeds from exercise of stock options	—	75
Net cash provided by financing activities	21,523	9,341

Net (decrease) increase in cash and cash equivalents	(12,998)	272
Cash and cash equivalents, beginning of period	19,143	14,463
Cash and cash equivalents, end of period	$6,145	$14,735

Supplemental disclosure of noncash financing activities
Warrants issued in connection with long-term debt	$—	$1,080
Warrants issued in connection with preferred stock offering	2,101	—
Conversion of Series A preferred stock into common stock	897	—
Conversion of Series B preferred stock into common stock	887	—
Supplemental cash flow information
Interest paid	$1,078	$1,782

See accompanying notes to unaudited financial statements.

1. Organization and Description of Business

Nature of Operations

Agile Therapeutics, Inc. (“Agile” or the “Company”) was incorporated in Delaware on December 22, 1997. Agile is a women’s healthcare company dedicated to fulfilling the unmet health needs of today’s women. The Company’s activities since inception have consisted principally of raising capital, performing research and development, including development of the Company’s lead product, Twirla ®, and more recently commercializing Twirla. The Company is headquartered in Princeton, New Jersey.

The Company’s sole approved product, Twirla, also known prior to its approval as AG200-15, is a once-weekly prescription contraceptive patch that received approval from the U.S. Food and Drug Administration, or FDA, in February 2020 and was commercially launched in early December 2020. Substantially all of the Company’s resources are currently dedicated to commercializing Twirla in the United States. The Company has generated minimal product revenue to date and is subject to a number of risks similar to those of other early stage companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the potential need to obtain additional capital necessary to fund the development of its products, reliance on a consistent supply chain both for Twirla and in general, macroeconomic factors such as inflation, competition from larger companies, and compliance with FDA and other government regulations. If the Company does not successfully commercialize Twirla, it will be unable to generate recurring product revenue or achieve profitability. The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of September 30, 2022, the Company had an accumulated deficit of approximately $431 million.

The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, as the Company:

●	maintains a sales and marketing infrastructure to support the continued commercialization of Twirla in the United States;

●	continues to commercialize Twirla and seek increased uptake of Twirla in the United States;

●	works towards completing its post-marketing evaluations of Twirla agreed upon with the FDA upon Twirla’s approval;

●	continues to evaluate additional line extensions for Twirla and initiates development of potential product candidates in addition to Twirla;
●	maintains, leverages and expands the Company’s intellectual property portfolio; and
●	maintains operational, financial and management information systems and personnel, including personnel to support the Company’s product development and future commercialization efforts.

The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings (see Note 8), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding.

Going Concern

As of September 30, 2022, the Company had cash and cash equivalents of $6.1 million. We believe our current cash will support operations through December 31, 2022.

The Company has generated losses since inception, used substantial cash in operations, and anticipates it will continue to incur net losses for the foreseeable future. The Company’s future success depends on its ability to obtain additional capital and/or implement various strategic alternatives, and there can be no assurance that any financing can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. If the Company is unable to obtain funds when needed or on acceptable terms, the Company then will be unable to continue the commercialization of Twirla, and be required to cut operating costs, and forego future development and other opportunities. Based upon the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern through the 12 months following the date on which this Quarterly Report on Form 10-Q is filed.

The unaudited financial statements as of September 30, 2022 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months.

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

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period.

The accompanying unaudited financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. If the COVID-19 pandemic or other factors impact the Company’s current business plan or its ability to generate revenue from the launch of Twirla, the Company believes it has the ability to revise its commercial plans, including curtailing sales and marketing spending, to allow it to continue to fund its operations.

2. Summary of Significant Accounting Policies

The Company’s complete listing of significant accounting policies is described in Note 2 to the Company’s audited financial statements as of December 31, 2021 included in its Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Reverse Stock Split

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

It should be noted that current public health threats could adversely affect the Company’s ongoing or planned business operations. In particular, the ongoing COVID-19 pandemic has resulted in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, access restrictions, restrictions on public gatherings, and stay at home orders. The most significant impacts to the Company’s business were encountered by sales representatives promoting Twirla in the field, as some offices limited opportunities for face-to-face interactions with healthcare providers. In many cases COVID-19 restrictions have recently eased, but re-implementation of such restrictions, if necessary in the future may disrupt the Company’s business and/or could adversely affect the Company’s commercialization plans and results. The Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if the Company or any of the third parties with whom it engages, including personnel at third-party manufacturing facilities and other third parties with whom the Company conducts business, were to experience shutdowns or other business disruptions, the Company’s ability to conduct its business in the manner and on the timeline presently planned could be materially and adversely impacted. It is unknown how long these conditions will last and what the complete effect will be on the Company. While to date the Company has been able to continue to execute its overall business plan, some of its business activities slowed and took longer to complete as the Company adjusted to the challenges of operating in a largely remote setting with its employees. While the Company has acclimated to a hybrid work model with its employees, another shut down necessitating work in a completely remote environment could result in delays to its business activities and commercialization plan. Overall, the Company recognizes the challenges of commercializing a new product in a pandemic, and it will continue to closely monitor events as they develop and plan for alternative and mitigating measures that it can implement if needed.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in U.S. financial institutions. Cash and cash equivalents include money market funds that invest primarily in commercial paper and U.S. government and U.S. government agency obligations.

The Company maintains balances with financial institutions in excess of the Federal Deposit Insurance Corporation limit.

Trade Accounts Receivable and Allowances

Trade accounts receivable are amounts owed to the Company by its customers for product that has been delivered. The trade accounts receivable are recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses represents the Company’s estimate of losses over the life of the receivables. The Company evaluates forward looking economic factors and uses professional judgment to determine the allowance for credit losses. The credit loss reserves are reviewed and adjusted periodically. Credit loss reserves were not material as of September 30, 2022 or December 31, 2021.

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

In the third quarter, the Company transferred manufacturing equipment with a book value of $11.1 million to Corium in exchange for relief from minimum material purchase requirements. The Company recorded a loss of $11.1 million for both the three and nine months ended September 30, 2022 on this disposition.

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At September 30, 2022, no indicators of impairment were present.

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

Advertising Costs

The Company has elected to expense advertising costs when incurred. Advertising costs totaled $0.9 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively, and totaled $6.1 million and $8.8 million for the nine months ending September 30, 2022 and 2021, respectively.

Deferred Financing Costs

Costs directly attributable to the Company’s senior secured term loan (see Note 7) are deferred and reported as a reduction of the related term loan. These costs represent a 1% facility fee paid directly to the lender, legal fees and other costs related to the term loan and are being amortized over the term of the loan. Amortization of deferred financing costs charged to interest expense was $146,000 and $69,000 for the three months ended September 30, 2022 and 2021, respectively, and was $284,000 and $208,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

Major customers of the Company are defined as those constituting greater than 10% of its total revenue. In the three months ended September 30, 2022, the Company had sales to five customers that individually accounted for more than 10% of its total revenue. These customers had sales of $0.8 million, $0.7 million, $0.6 million, $0.5 million and $0.3 million, respectively, which represented 95% of total revenues in the quarter. In the nine months ended September 30, 2022, the Company had sales to three customers that individually accounted for more than 10% of its total revenue. These customers had sales of $2.0 million, $1.8 million and $1.6 million, respectively,which represented 79% of total revenues for the nine months ended September 30, 2022. Accounts receivable related to the five customers comprised 32%, 25%, 24%, 8%, and 10%, respectively, as of September 30, 2022.

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

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than twelve months. Twirla was commercially launched in December 2020 and with limited historical sales data, an estimate for product returns as of September 30, 2022 was made based on industry-standard data and trend analysis. As time passes and historical data becomes available, the Company will use historical sales and return data to estimate future product returns.

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

Provisions for the revenue reserves described above totaled $3.2 million and $0.6 million for the three months ending September 30, 2022 and September 30, 2021, respectively, and $6.1 million and $0.9 million for the nine months ending September 30, 2022 and 2021, respectively. As of September 30, 2022, reserves on the balance sheet associated with variable consideration were $3.7 million.

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

The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no uncertain tax positions as of September 30, 2022 that qualify for either recognition or disclosure in the financial statements under this guidance.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for both the three and nine months ended September 30, 2022 and 2021, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	September 30,
	2022	2021
Common stock warrants	56,501,249	46,250
Unvested restricted stock units	7,125	6,342
Common stock options	278,854	258,808
Total	56,787,228	311,400

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3
September 30, 2022
Assets:
Cash and cash equivalents	$6,145	$—	$—
Total assets at fair value	$6,145	$—	$—

	Level 1	Level 2	Level 3
December 31, 2021
Assets:
Cash and cash equivalents	$19,143	$—	$—
Total assets at fair value	$19,143	$—	$—

There were no transfers between Level 1, 2 or 3 during 2022 or 2021.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid insurance	$1,033	$775
Other	2,801	1,508
Total prepaid expenses and other current assets	$3,834	$2,283

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued compensation	$1,955	$2,086
Accrued professional fees and other	3,197	1,477
Total accrued liabilities	$5,152	$3,563

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

Operating lease expense was $90,000 and $38,000 for the three months ended September 30, 2022 and 2021, respectively. Operating lease expense was $271,000 and $113,000 for the nine months ended September 30, 2022 and 2021, respectively. Operating cash flows used for operating leases during the three months ended September 30, 2022 and 2021 were $42,000 and $35,000, respectively. Operating cash flows used for operating leases during the nine months ended September 30, 2022 and 2021 were $132,000 and $102,000 respectively. As of September 30, 2022, the weighted-average remaining lease term was 2.50 years and the weighted average discount rate was 11.8%.

Future minimum lease payments under non-cancellable leases as of September 30, 2022 were as follows (in thousands):

2022	$66
2023	390
2024	398
2025	100
Total	$954
Less: Interest	(127)
Present value of lease liability	$827

7. Credit Agreement and Guaranty

On February 10, 2020 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP, a related party (“Perceptive”), for a senior secured term loan credit facility of up to $35.0 million, (the “Perceptive Credit Agreement”). A first tranche of $5.0 million was funded on execution of the Perceptive Credit Agreement. A second tranche of $15.0 million was funded as a result of the approval of Twirla by the FDA. On February 26, 2021 the Perceptive Credit Agreement was amended (the “Amended Perceptive Credit Agreement”) by creating a fourth tranche of $10.0 million that was to be available to the Company based on the achievement of a revenue milestone. The other tranches of debt under the Amended Perceptive Credit Agreement are no longer available to the Company. On January 7, 2022, the Company prepaid $5.0 million of the outstanding debt, and Perceptive waived the prepayment premium. On July 8, 2022, the Company prepaid $5.0 million of the outstanding debt, and Perceptive waived the prepayment premium. On July 25, 2022, the Company entered into a fifth amendment to the Amended Perceptive Credit Agreement, as amended (the “Fifth Amendment”). Pursuant to the Fifth Amendment, Perceptive agreed to release its security interest in certain assets being transferred from the Company to Corium in connection with an amendment to the Company’s Manufacturing and Commercialization Agreement with Corium and waive the Company’s obligations to comply with certain financial covenants through the end of 2022. In exchange, the Company agreed to prepay $7 million of outstanding principal under the Amended Perceptive Credit Agreement using the proceeds of recent sales under the Company’s ATM program with H.C. Wainwright & Co., LLC. Such payment was made on July 25, 2022.

The facility will mature on February 10, 2024 (the “Maturity Date”). Pursuant to the Fifth Amendment, beginning August 31, 2022, the Company began making monthly principal payments in an amount equal to $75,000, continuing until February 10, 2024, at which time all remaining principal amount outstanding is due.

Borrowings under the Fifth Amendment will accrue interest at an annual rate equal to the London Interbank Offered Rate for one-month deposits (“LIBOR”) plus 10.25%, provided that LIBOR shall not be less than 1.5%. The rate of interest in effect as of the Closing Date and at September 30, 2022 was 11.75%. Upon the occurrence and during the continuance of any event of default under the Fifth Amendment, the interest rate automatically increases by 3.0% per annum.

The Company may prepay any outstanding loans in whole or in part. Any such prepayment of the loans is subject to a prepayment premium of 4.0% if such prepayment occurs after February 10, 2022 and on or prior to February 10, 2023; and 2.0% if such prepayment occurs after February 10, 2023 and prior to the Maturity Date.

All of the Company’s obligations under the Amended Perceptive Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property.

The Amended Perceptive Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customary for similar financings. The negative covenants restrict or limit the ability of the Company to, among other things and subject to certain exceptions contained in the Amended Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain investments or restricted payments (each as defined in the Amended Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Amended Perceptive Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2022, report revenues for the trailing 12-month period that exceed the amounts set forth in the Amended Perceptive Credit Agreement, which range from $53.0 million for the fiscal quarter ending December 31, 2022 to $87.1 million for the fiscal quarter ending December 31, 2023. In the event the Company does not pay off the remainder of the outstanding principal under the facility, the Company will need to negotiate for a waiver of its obligations to comply with the covenants relating to revenues for Twirla in the first quarter of 2023.

In connection with the Perceptive Credit Agreement, the Company issued to Perceptive two warrants to purchase an aggregate of 35,000 shares of the Company’s common stock (together, the “2020 Perceptive Warrants”). The first warrant is exercisable for 17,500 shares of common stock at an exercise price of $149.60 per share. The second warrant is exercisable for 17,500 shares of common stock at an exercise price of $186.80 per share. The 2020 Perceptive Warrants expire on February 10, 2027. In connection with the Amended Perceptive Credit Agreement, the Company issued to Perceptive a warrant to purchase 11,250 shares of the Company’s common stock (the “2021 Perceptive Warrant” and, together with the 2020 Perceptive Warrants, the “Perceptive Warrants”) at an exercise price of $114.80 per share. The 2021 Perceptive Warrant expires on February 26, 2028. The Perceptive Warrants contain anti-dilution provisions and other warrant holder protections and are not exercisable to the extent that Perceptive would beneficially own more than 19.99% of the Company’s common stock as a result of the exercise.

As a result of the public offering of the Company’s common stock completed in October 2021 (see Note 8), the anti-dilution provision of the Perceptive Warrants was triggered, resulting in a reduction of the strike price for the Perceptive Warrants. Warrants to purchase 17,500 shares of common stock that had an exercise price of $186.80 per share were reduced to $141.60 per share, warrants to purchase 17,500 shares of common stock that had an exercise price of $149.60 per share were reduced to $115.20 per share, and warrants to purchase 11,250 shares of common stock that had an exercise price of $114.80 per share were reduced to $90.80 per share.

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

	September 30,	December 31,
	2022	2021
Notes payable	$2,850	$20,000
Debt issuance costs	(266)	(550)
Warrant discount	(1,266)	(2,617)
Total debt	$1,318	$16,833
Less, current portion	1,318	16,833
Long-term debt, less current portion	$—	$—

The fair value of the warrants and the debt issue costs are being amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of $838,000 and $399,000 for the three months ended September 30, 2022 and 2021, respectively. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of $1,635,000 and $1,132,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

In July 2022, the Company completed a public offering of (1) 19,148,332 shares of its common stock and warrants to purchase 38,296,664 shares of its common stock at a combined price of $0.90 per share of common stock and warrants and (2) 7,518,334 pre-funded warrants to purchase 7,518,334 shares of its common stock and warrants to purchase 15,036,668 shares of its common stock at a combined price of $0.8999 per share of common stock and pre-funded warrant. Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses were approximately $22.0 million.

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

On January 10, 2022, the Company filed a prospectus supplement to its 2020 Shelf Registration Statement registering an at-the-market offering program (the “January 2022 ATM”) the Company entered into for the sale of up to $50.0 million of shares of its common stock. The Company agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under the January 2022 ATM.  During the nine months ended September 30, 2022, the Company issued and sold 25,623 shares of common stock under the January 2022 ATM resulting in net proceeds to the Company of approximately $0.3 million. On April 26, 2022, the Company terminated the January 2022 ATM.

On April 27, 2022, the Company entered into a new at-the-market offering program (“April 2022 ATM”) with H.C. Wainwright LLC and Co. (the “Sales Agent”), under which the Company may, from time to time in its sole discretion, issue and sell through or to the Sales Agent, acting as the Company’s agent, up to $12,841,000 of shares of the Company’s common stock (the “Placement Shares”). The Company agreed to pay the Sales Agent a commission of up to 3.0% of the gross sales proceeds of any Placement Shares sold under the April 2022 ATM. Through September 30, 2022, the Company issued and sold a total of 8,687,502 shares of common stock under the April 2022 ATM Agreement, representing the entire capacity of the April 2022 ATM, resulting in net proceeds of approximately $12.2 million. On August 22, 2022, the Company increased the April 2022 ATM (“August 2022 ATM”). As increased, the Company may now offer and sell, from time to time through the Sales Agent, shares of the Company’s common stock having an aggregate offering price of up to$75.0 million.

Registered Direct Offering

On March 14, 2022, the Company filed a prospectus supplement to its 2020 Shelf Registration Statement registering a direct offering (the “2022 Preferred Stock Offering”) of 2,425 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) and 2,425 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) and Series A warrants (the “Series A Warrants”) to purchase up to an aggregate of 606,250 shares of the common stock of the Company and Series B warrants (the “Series B Warrants”) to purchase up to an aggregate of 606,250 shares of common Stock. Each share of Series A Preferred Stock and Series B Preferred Stock has a stated value of $1,000 per share and a conversion price of $8.00 per share. The shares of preferred stock issued in the 2022 Preferred Stock Offering are convertible into an aggregate of 606,250 shares of common stock. The Series A Warrants have an exercise price of $10.40 per share, will become exercisable six months following the date of issuance, and will expire 5 years following the initial exercise date. The Series B Warrants have an exercise price of $10.40 per share, will become exercisable six months following the date of issuance, and will expire one and one-half years following the initial exercise date. Proceeds from the 2022 Preferred Stock Offering, net of the placement agent’s fees and offering expenses were approximately $4.1 million. A portion of the placement agent’s fees included warrants to purchase 30,313 shares of the common stock of the Company at a strike price of $10.00 per share. The warrants become exercisable six months following the date of issuance and will expire 5 years following the commencement of sales in the 2022 Preferred Stock Offering.

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

On March 15, 2022, 2,425 shares of the Series A Preferred Stock were converted into 303,125 shares of the Company’s common stock. On April 4, 2022, 2,425 shares of the Series B Preferred Stock were converted into 303,125 shares of the Company’s common stock.

On April 25, 2022, the Company entered into a letter agreement and waiver (the “Letter Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice”), pursuant to which Armistice consented to the Company entering into and effecting an at-the-market (“ATM”) offering facility. On March 14, 2022, the Company entered into the 2022 Preferred Stock Offering with Armistice, under which agreement, the Company was restricted from entering into and effecting an ATM offering facility until the 180-day anniversary of the Closing Date.  Pursuant to the Letter Agreement, the Company issued to Armisitice a new common stock purchase warrant (“New Warrant”), on the same terms and conditions as the Series A Warrants, provided that such New Warrant shall be exercisable into 212,188 warrant shares, subject to adjustment thereunder. The Series A Warrants have an exercise price of $10.40 per share, and will become exercisable six months following the date of issuance, and will expire 5 years following the initial exercise date.  The New Warrant is exercisable 6 months after the date of the Letter Agreement.

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of goods sold	$29	$84	$104	$219
Research and development	90	134	284	362
Selling and marketing	40	31	120	109
General and administrative	377	638	1,461	1,782
Total	$536	$887	$1,969	$2,472

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

10. Commitments and Contingencies

The Company has several firm purchase commitments, primarily related to the manufacture and supply of Twirla and the supply of a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services. Future firm purchase commitments under these agreements, the last of which ends in 2033 total $239.1 million. This amount does not represent all of the Company’s anticipated purchases in the future, but instead represents only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend in 2021 or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.

In April 2020, the Company entered into a manufacturing and commercialization agreement with Corium, Inc., (the “Corium Agreement”). Under the Corium Agreement, the Company has a requirement to order quarterly minimum volumes of approximately $5.6 million of product. In the event that the Company does not order the minimum volume, the Company is required to pay an additional fee equal to twenty-five percent (25%) per unit of the transfer price for all units ordered in that quarter. The Company did not meet the minimum volume order in the first or second quarter of 2022, and has, therefore, paid the additional 25% per unit fee as a penalty for all units ordered during the period. Based on current demand expectations for Twirla, the Company did not expect to meet the minimum volume order for the balance of 2022 and would be subject to the additional fee on future purchases. On July 25, 2022 the Company and Corium entered into Amendment No. 1 to the Corium Agreement (the “Amendment”) that is designed to restructure the contract minimums applicable to the purchase of manufactured Twirla and other services provided by Corium, transfer equipment ownership to Corium to support the manufacture of Twirla and extend the term of the Corium Agreement. Pursuant to the Amendment, the parties agreed to adjust the process for the Company providing Corium certain binding and non-binding forecasts required under the Corium Agreement. Additionally, Corium will not enforce the original quantity minimums in the Corium Agreement, which are waived and replaced by new minimums that are based on Corium’s revenue for product purchased by the Company, expiring raw materials, and other services billed by Corium to support batch production and release. The guaranteed minimum revenue requirement for 2022 is $5.3 million, for 2023 is $7.0 million, and is $22.5 million for 2024 and each year thereafter. In the event that the Company does not meet the guaranteed minimum revenue requirements in any given year, the Company will be required to make additional payments to Corium for the shortfall. The Company agreed to make certain monthly supplemental payments to Corium through December 2023, which payments are eligible to be retroactively reduced based upon product orders placed by the Company during 2022 and 2023 meeting certain designated thresholds. In connection with the supplemental payments, Corium will retain the proceeds for the sale of certain raw materials to which the Company would otherwise have economic right to offset such supplemental payments. Further, the Company agreed to reimburse Corium for any unused raw materials in the event the Company’s actual product requirements are lower than initially forecasted. Pursuant to the Amendment, the term of the Corium Agreement was extended to December 31, 2033. Pursuant to the Amendment, the parties agreed to transfer ownership of certain manufacturing equipment used in the manufacture of Twirla from the Company to Corium under a Bill of Sale dated July 25, 2022.

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. As of September 30, 2022, the Company has not recorded a provision for any contingent losses.

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

Our current priorities are as follows:

●	Continue to implement our commercialization plans for Twirla to increase uptake of Twirla in the United States, through targeted digital direct to consumer advertising, including Connected TV (“CTV”) advertising in key markets, growing our telemedicine presence, and driving growth in the non-retail channel;

●	Continue to expand access to Twirla through multiple business channels including third-party payor contracts, retail and specialty pharmacies, telemedicine and government contracting, and non-retail channels, including public health centers;

●	Reduce our operating loss and continue to progress towards generating positive cash flows;

●	Expand coverage and reimbursement for Twirla in the United States from private and public third-party payors;

●	Maintain and manage the supply chain for Twirla to support increased commercialization of Twirla across the United States and working through existing and future inventory prior to product becoming short-dated;

●	Continue to manage our available cash and obtain financing to fund our business plan without delay;

●	Evaluate the advancement of our existing pipeline and its possible expansion through business development activities; and

●	Continue to implement our obligations related to our post-marketing commitment and the post-marketing requirement studies of Twirla.

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

Financial Overview

Since our inception in 1997, we have devoted substantial resources to developing and seeking regulatory approval for Twirla, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. While we anticipate that a portion of our operating expenses will continue to be related to research and development as we pursue our post-marketing studies for Twirla, including planning our long-term, prospective observational safety study, which is a post marketing requirement from the FDA, and evaluate the development of our pipeline, our operating expenses have substantially shifted towards commercialization activities for Twirla. As of September 30, 2022, we have significantly reduced our operating expenses through a number of measures, including optimizing our sales force, reducing reliance on third-party service providers, targeting our advertising spend, and reorganizing our executive leadership team and general personnel. We are committed to continue to look for ways to reduce expenses and focus efforts and resources on commercialization and uptake of Twirla.

We have funded our operations primarily through sales of common stock, convertible preferred stock, convertible promissory notes and term loans.  As of September 30, 2022, and December 31, 2021, we had $6.1 million and $19.1 million in cash and cash equivalents, respectively.

On February 10, 2020, we entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP, a related party (“Perceptive”), for a senior secured term loan credit facility of up to $35.0 million (the “Perceptive Credit Agreement”). A first tranche of $5.0 million was funded on execution of the Perceptive Credit Agreement. A second tranche of $15.0 million was funded as a result of the approval of Twirla by the FDA. On February 26, 2021 the Perceptive Credit Agreement was amended (the “Amended Perceptive Credit Agreement”) by creating a fourth tranche of $10.0 million that was to be available based on the achievement of a revenue milestone. The other tranches of debt under the Amended Perceptive Credit Facility are no longer available to us. In connection with the Amended Perceptive Credit Agreement, the Company issued to Perceptive a warrant to purchase 11,250 shares of the Company’s common stock with an exercise price of $10.03 per share.

On January 7, 2022, we prepaid $5.0 million of the outstanding debt, and Perceptive waived the prepayment premium. On July 8, 2022, we prepaid $5.0 million of the outstanding debt, and Perceptive waived the prepayment premium. On July 25, 2022, we entered into a fifth amendment to the Amended Perceptive Credit Agreement, as amended (the “Fifth Amendment”). Pursuant to the Fifth Amendment, Perceptive agreed to release its security interest in certain assets being transferred from the Company to Corium in connection with an amendment to the Company’s Manufacturing and Commercialization Agreement with Corium and waive our obligations to comply with certain financial covenants through the end of 2022. In exchange, we agreed to prepay $7 million of outstanding principal under the Amended Perceptive Credit Agreement using the proceeds of recent sales under our ATM program with H.C. Wainwright & Co., LLC. Such payment was made on July 25, 2022, and Perceptive waived the prepayment premium. Pursuant to the Fifth Amendment, beginning August 31, 2022, we began making monthly principal payments in an amount equal to $75,000 continuing until February 10, 2024, at which time all remaining principal amount outstanding is due.

In March 2021, we entered into a common stock sales agreement (the “2021 ATM Agreement”) under which we are authorized to sell up to an aggregate of $50.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended). We agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement. During the year ended December 31, 2021, we issued and sold a total of 172,879 shares of common stock under the 2021 ATM Agreement resulting in net proceeds of approximately $9.3 million.

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

In January 2022, we entered into a common stock sales agreement (the “January 2022 ATM”) under which we are authorized to sell up to an aggregate of $50.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended). We agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement. During the nine months ended September 30, 2022 we issued and sold a total of 25,623 shares of common stock under the January 2022 ATM resulting in net proceeds of approximately $0.3 million. On April 26, 2022, we terminated the January 2022 ATM.

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

On April 25, 2022, we entered into a letter agreement and waiver (the “Letter Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice”), pursuant to which Armistice consented to us entering into and effecting an at-the-market (“ATM”) offering facility. Pursuant to the Letter Agreement, we issued to Armisitice a new common stock purchase warrant (“New Warrant”), on the same terms and conditions as the Series A Warrants, provided that such New Warrant shall be exercisable into 212,188 warrant shares, subject to adjustment thereunder. The Series A Warrants have an exercise price of $10.40 per share, and will become exercisable six months following the date of issuance, and will expire 5 years following the initial exercise date.

On April 27, 2022, we entered into a new at-the-market offering program (the “April 2022 ATM”) with H.C. Wainwright LLC, and Co. (the “Sales Agent”) under which we were authorized to sell up to an aggregate of $12,841,000 in gross proceeds through the sale of shares of common stock from time to time in “at the market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended). We agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement. Through September 30, 2022, we issued and sold a total of 8,687,502 shares of common stock under the April 2022 ATM, representing the entire capacity of the April 2022 ATM, resulting in net proceeds of approximately $12.2 million. On August 22, 2022, the we increased the April 2022 ATM (“August 2022 ATM”). As increased, we may now offer and sell shares of the Company’s common stock having an aggregate offering price of up to$75.0 million.

On July 6, 2022, we completed a best efforts public offering (the “Offering”) in which we raised net proceeds of $22.0 million through the sale of 19,148,332 shares of common stock and 7,518,334 pre-funded warrants (“Series B pre-funded warrants”) to purchase 7,518,334 shares of common stock. Both the sales of shares of common stock and pre-funded warrants were accompanied by Series A-1 and Series A-2 warrants (together the “Series A warrants”) to purchase shares of common stock. The Series A-1 warrants are exercisable immediately and will expire five years from the date of issuance, and the Series A-2 warrants are exercisable immediately and will expire thirteen months from the date of issuance. H.C. Wainwright acted as the exclusive placement agent in connection with the Offering and, as compensation, received a cash fee of 7% of the aggregate proceeds raised in the Offering. We also issued to certain designees of H.C. Wainwright warrants to purchase up to 1,333,333 shares of commons stock with an exercise price of $1.125 per share.

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

We have generated minimal revenue and have never been profitable for any year. Our net loss was $74.9 million, $51.9 million and $18.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our net loss was $20.0 million and $16.8 million for the three months ended September 30, 2022 and 2021, respectively. Our net loss was $43.6 million and $51.5 million for the nine months ended September 30, 2022 and 2021, respectively. We expect to continue to incur significant operating losses for the foreseeable future as we commercialize Twirla. This includes commercially launching Twirla, advancing our other potential product candidates and expanding our research and development programs.

Going Concern

As of September 30, 2022, we had cash and cash equivalents of $6.1 million. We believe our current cash will support operations through December 31, 2022.

We have generated losses since inception, used substantial cash in operations, and anticipate we will continue to incur net losses for the foreseeable future. Our future success depends on our ability to obtain additional capital and/or implement various strategic alternatives, and there can be no assurance that any financing can be realized by us, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate. If we are unable to obtain funds when needed or on acceptable terms, we then will be unable to continue the commercialization of Twirla, and be required to cut operating costs, and forego future development and other opportunities. Based upon the foregoing, management has concluded that there is substantial doubt about our ability to continue as a going concern through the 12 months following the date on which this Quarterly Report on Form 10-Q is filed.

The unaudited financial statements as of September 30, 2022 have been prepared under the assumption that we will continue as a going concern for the next 12 months.

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

For the three months ended September 30, 2022 and 2021, net sales totaled $3.1 million and $1.3 million, respectively, representing the sale of 33,282 units and 10,650 units, respectively. For the nine months ended September 30, 2022 and 2021, net sales totaled $7.0 million and $2.6 million, respectively, representing the sale of 71,652 units and 20,976 units, respectively. The increase in net sales was driven by increased sales in both the retail and non-retail channel through our collaboration with Afaxys.

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

For the three months ended September 30, 2022 and 2021, cost of product revenues totaled $1.4 million and $2.7 million, respectively. For the nine months ended September 30, 2022 and 2021, cost of product revenues totaled $5.2 million and $5.0 million, respectively.

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

For the three months ended September 30, 2022 and 2021, our research and development expenses were approximately $0.8 million and $1.6 million, respectively. For the nine months ended September 30, 2022 and 2021, our research and development expenses were approximately $2.9 million and $4.6 million, respectively The following table summarizes our research and development expenses by functional area.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In thousands)		(In thousands)
	2022	2021	2022	2021

Clinical development	$115	$1,011	$917	$2,496
Regulatory	107	36	366	174
Personnel related	476	397	1,334	1,592

Manufacturing—commercialization	—	15	—	(56)
Stock-based compensation	90	134	284	362
Total research and development expenses	$788	$1,593	$2,901	$4,568

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

For the three months ended September 30, 2022 and 2021, our selling and marketing expenses totaled approximately $5.6 million and $9.4 million, respectively. For the nine months ended September 30, 2022 and 2021, our selling and marketing expenses totaled approximately $23.5 million and $30.3 million, respectively. Our commercial launch of Twirla in the United States utilized a contract sales force. We anticipate that our selling and marketing expenses will continue to be significant as our commercialization efforts continue.

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

For the three months ended September 30, 2022 and 2021, our general and administrative expenses totaled approximately $2.8 million and $3.4 million, respectively. For the nine months ended September 30, 2022 and 2021, our general and administrative expenses totaled approximately $9.8 million and $11.4 million, respectively. We anticipate that our general and administrative expenses will stabilize in the future.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended
	September 30,
	(In thousands)
	2022	2021	Change

Revenues, net	$3,002	$1,287	$1,715
Cost of product revenues	1,425	2,711	(1,286)
Gross profit	1,577	(1,424)	3,001

Operating expenses:
Research and development	$788	$1,593	$(805)
Selling and marketing	5,560	9,386	(3,826)
General and administrative	2,815	3,371	(556)
Loss on disposition of assets	11,122	—	11,122
Total operating expenses	20,285	14,350	5,935
Loss from operations	$(18,708)	$(15,774)	(2,934)

Other income (expense)
Interest income	46	1	45
Interest expense	(1,004)	(999)	(5)
Total other income (expense), net	(958)	(998)	40
Loss before benefit from income taxes	(19,666)	(16,772)	(2,894)
Benefit from income taxes	—	—	—
Net loss	$(19,666)	$(16,772)	$(2,894)

Revenues. Revenues, net increased by $1.7 million or 133% from $1.3 million for the three months ended September 30, 2021 to $3.0 million for the three months ended September 30, 2022. Revenue, net consists of sales of Twirla, which was approved by the FDA in February 2020 and launched in the US in December 2020, and reflects the shipment of Twirla to specialty distributors, net of estimates for applicable variable consideration, which consist primarily of wholesale distribution fees, prompt pay and other discounts, rebates, chargebacks, product returns and co-pay assistance programs.

Cost of product revenues. Cost of product revenues totaled $1.4 million and consist of direct and indirect costs related to the manufacturing of Twirla sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs that are primarily fixed such as depreciation, salaries and benefits, and insurance. Cost of product revenues in the prior period included $1.4 million of obsolescence reserves for inventory not expected to be sold prior to its shelf life date.

Research and development expenses. Research and development expenses decreased by $0.8 million, or 51%, from $1.6 million for the three months ended September 30, 2021 to $0.8 million for the three months ended September 30, 2022. This decrease in research and development expenses was primarily due to a decrease in clinical development expenses of $0.9 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.  This decrease reflects a reduction in spending related to our pipeline evaluation and development.

Selling and marketing expenses. Selling and marketing expenses decreased by $3.8 million, or 41%, from $9.4 million for the three months ended September 30, 2021 to $5.6 million for the three months ended September 30, 2022. This decrease in selling and marketing expenses is due to reduced spending on marketing initiatives and the optimization of our contract sales force.

General and administrative expenses.  General and administrative expenses decreased by $0.6 million, or 16%, from $3.4 million for the three months ended September 30, 2021 to $2.8 million for the three months ended September 30, 2022. This decrease in general and administrative expense was primarily due to reduced headcount.

Loss on disposition of assets. In accordance with ASC 610-20, we recognized an $11.1 million one-time, non-cash charge, which represents the loss on the transfer of fixed assets to Corium in connection with the amended Corium agreement (see Note 10 to the financial statements).

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Interest expense.  Interest expense is attributable to our term loan with Perceptive and includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense was flat at $1.0 million for both the three months ended September 30, 2022 and September 30, 2021 as higher non-cash interest amortization of the fair value of the warrants and debt issue costs offset lower cash interest due to principal payments made on the term loan.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended
	September 30,
	(In thousands)
	2022	2021	Change

Revenues, net	$6,888	$2,587	$4,301
Cost of product revenues	5,183	5,017	166
Gross profit	1,705	(2,430)	4,135

Operating expenses:
Research and development	$2,901	$4,568	$(1,667)
Selling and marketing	23,523	30,263	(6,740)
General and administrative	9,837	11,386	(1,549)
Loss on disposition of assets	11,122	—	11,122
Total operating expenses	47,383	46,217	1,166
Loss from operations	$(45,678)	$(48,647)	2,969

Other income (expense)
Interest income	50	24	26
Interest expense	(2,699)	(2,914)	215
Total other income (expense), net	(2,649)	(2,890)	241
Loss before benefit from income taxes	(48,327)	(51,537)	3,210
Benefit from income taxes	4,675	—	4,675
Net loss	$(43,652)	$(51,537)	$7,885

Revenues. Revenues, net increased by $4.3 million or 166% from $2.6 million for the nine months ended September 30, 2021 to $6.9 million for the nine months ended September 30, 2022. Revenue, net consists of sales of Twirla, which was approved by the FDA in February 2020 and launched in the US in December 2020, and reflects the shipment of Twirla to specialty distributors, net of estimates for applicable variable consideration, which consist primarily of wholesale distribution fees, prompt pay and other discounts, rebates, chargebacks, product returns and co-pay assistance programs.

Cost of product revenues. Cost of product revenues totaled $5.2 million and consist of direct and indirect costs related to the manufacturing of Twirla sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs that are primarily fixed such as depreciation, salaries and benefits, and insurance. Additional costs incurred in the nine months ending September 30, 2022 include $0.7 million of supplemental payments and expired raw materials payments to Corium as agreed to under the amended Corium agreement. Additional costs incurred in the nine months ending September 30, 2021 include $1.4 million obsolescence reserves for inventory not expected to be sold prior to its shelf life date.

Research and development expenses. Research and development expenses decreased by $1.7 million, or 36%, from $4.6 million for the nine months ended September 30, 2021 to $2.9 million for the nine months ended September 30, 2022. This decrease in research and development expenses was primarily due to a decrease in clinical development expenses of $1.6 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.  This decrease reflects a reduction in spending related to our pipeline evaluation and development.

Selling and marketing expenses. Selling and marketing expenses decreased by $6.7 million, or 22%, from $30.3 million for the nine months ended September 30, 2021 to $23.5 million for the nine months ended September 30, 2022. This decrease in selling and marketing expenses is due to reduced spending on marketing initiatives and the optimization of our contract sales force.

General and administrative expenses.  General and administrative expenses decreased by $1.5 million, or 14%, from $11.4 million for the nine months ended September 30, 2021 to $9.8 million for the nine months ended September 30, 2022. This decrease in general and administrative expense was primarily due to the previously announced forfeiture of senior management bonuses for 2021and reduced headcount, partially offset by higher professional fees.

Loss on disposition of assets. In accordance with ASC 610-20, we recognized an $11.1 million one-time, non-cash charge, which represents the loss on the transfer of fixed assets to Corium in connection with the amended Corium agreement (see Note 10 to the financial statements).

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Interest expense.  Interest expense is attributable to our term loan with Perceptive and includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense decreased by $215,000 for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as higher non-cash interest amortization of the fair value of the warrants and debt issue costs offset lower cash interest due to principal payments made on the term loan.

Benefit from income taxes. Benefit from income taxes reflects $4.7 million received under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) sponsored by The New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused NOLs and unused research and development credits to sell these tax benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey. The Program is administered by The New Jersey Economic Development Authority and the New Jersey Department of the Treasury’s Division of Taxation. We have reached the maximum lifetime benefit $20.0 million.

Liquidity and Capital Resources

At September 30, 2022, we had cash and cash equivalents totaling $6.1 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	(In thousands)
	2022	2021

Net cash used in operating activities	$(34,388)	$(48,584)
Net cash (used in) provided by investing activities	(133)	39,515
Net cash provided by financing activities	21,523	9,341
Net (decrease) increase in cash and cash equivalents	$(12,998)	$272

Operating Activities

We incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as Twirla was being developed. With the approval of Twirla early in 2020, our operating expenses shifted substantially to selling and marketing as we built out our commercial infrastructure. Net cash used in operating activities was $34.4 million for the nine months ended September 30, 2022 and consisted primarily of a net loss of $43.6 million and negative working capital changes of $7.0 million, offset by non-cash stock-based compensation expense of $2.0 million, depreciation expense of $1.3 million, a $11.1 million non-cash loss on the disposition of fixed assets, and $1.8 million of other non-cash charges, primarily interest expense. Net cash used in operating activities was $48.6 million for the nine months ended September 30, 2021 and consisted primarily of a net loss of $51.5 million and $3.8 million in negative working capital changes, offset by a non-cash inventory reserve of $1.4 million, non-cash stock-based compensation expense of $2.5 million, depreciation expense of $1.5 million, and $1.4 million of other non-cash charges, primarily interest expense.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $0.1 million and consisted of acquisitions of equipment. Net cash provided by investing activities for the nine months ended September 30, 2021 was $39.5 million and primarily represents net sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $21.5 million, which consists of net proceeds of $4.1 million from the sale of preferred stock in a registered direct offering, net proceeds of $22.0 million from the sale 26,666,666 shares of our common stock in a public offering, and proceeds of $12.6 million from the sale of 8,713,125 shares of our common stock through an at-the-market, or ATM sales program, partially offset by a principal payment of short-term debt of $17.0 million. Net cash provided by financing activities for the nine months ended September 30, 2021 was $9.3 million, which consists of net proceeds of $9.3 million from the sale of 6,915,151 shares of our common stock under the 2021 ATM Agreement, and stock option proceeds of $0.1 million.

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

On January 10, 2022, we filed a prospectus supplement to our 2020 Shelf Registration Statement registering the January 2022 ATM. During the nine months ending September 30, 2022, we sold and issued 25,623 shares of common stock resulting in net proceeds of $0.3 million under the January 2022 ATM. On April, 26, 2022, we terminated the January 2022 ATM.

On March 13, 2022, we entered into the 2022 Preferred Stock Offering. The 2022 Preferred Stock Offering closed on March 14, 2022 and total net proceeds were approximately $4.1 million.

On April 27, 2022, we entered into the April 2022 ATM. Through September 30, 2022, we issued and sold a total of 8,687,502 shares of common stock under the April 2022 ATM, representing the entire capacity of the April 2022 ATM, resulting in net proceeds of approximately $12.2 million. On August 22, 2022, we increased the April 2022 ATM (“August 2022 ATM”). As increased, we may now offer and sell shares of the Company’s common stock having an aggregate offering price of up to$75.0 million.

On July 6, 2022, we completed the Offering. H.C. Wainwright acted as the exclusive placement agent in connection with the Offering and, as compensation, received a cash fee of 7% of the aggregate procees raised in the Offering. We also issued to certain designees of H.C. Wainwright warrants to purchase up to 1,333,333 shares of common stock with an exercise price of $1.125 per share. Proceeds from the Offering, net of placement agent fees and offering expenses were approximately $22.0 million.

We expect to continue to incur significant operating expenses for the foreseeable future in connection with our ongoing activities as we:

•	maintain a sales and marketing infrastructure to support the continued commercialization of Twirla in the United States;
•	continue to commercialize Twirla and seek increased uptake of Twirla in the United States;
•	continue to evaluate additional line extensions for Twirla and initiate development of potential product candidates in addition to Twirla;
•	maintain, leverage and expand our intellectual property portfolio; and
•	maintain operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

Contractual Obligations and Commitments

In April 2020, we entered into a Manufacturing and Commercialization agreement with Corium, Inc., which we refer to as the Corium Agreement, and which replaced our previous development agreement. Pursuant to the Corium Agreement, Corium will manufacture and supply all of our product requirements for Twirla at certain specified rates. Under the terms of the Corium Agreement, Corium is to be the exclusive supplier of Twirla for ten years. The Corium Agreement included a quarterly minimum purchase commitment and a fixed price per unit for two years from December 2020, the date of the first commercial batch purchase order invoice, depending on annual purchase volume. During 2021, we did not meet all of our minimum quantity purchases from Corium, and as a result, paid penalties as required by our agreement with Corium. On July 25, we, along with Corium, amended the Corium Agreement to restructure the minimums applicable to the purchase of manufactured Twirla and to extend the term of the Corium Agreement until December 31, 2033. The Corium Agreement terminates automatically on December 31, 2033, but may be terminated for any reason upon the written mutual agreement of both parties; provided, however, that the parties must confer in good faith regarding possible mutual termination. In the event of such termination, we may still effect purchase orders after the notice of termination is given and until the time any such termination becomes effective. As of September 30, 2022, the minimum amount committed totals $234.7 million.

In April 2020, we entered into a project agreement with inVentiv Commercial Services, LLC, or inVentiv, a Syneos Health Group Company, which we refer to as the Syneos Agreement, under our Master Services Agreement with inVentiv. Pursuant to the Syneos Agreement, inVentiv, through its affiliate Syneos Selling Solutions, will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services and training services with respect to Twirla to us in exchange for an up-front implementation fee and a fixed monthly fee. Effective February 1, 2022, we entered into an amendment to the Syneos Agreement that extended the term until August 23, 2024. At that time, the Syneos Agreement will terminate automatically unless extended upon the mutual written agreement of the Parties. We may terminate the Syneos Agreement for any reason upon timely written notice without incurring a termination fee. As of September 30, 2022, the minimum amount committed totals $3.4 million.

Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. The lease for this space commenced in December 2021, and the minimum payments over the remaining 33 month term totals $1.0 million as of September 30, 2022.

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

We had cash and cash equivalents of $6.1 million and $19.1 million at September 30, 2022 and December 31, 2021, respectively, consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would not have a material effect on interest expense for the nine months ended September 30, 2022.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended September 30, 2022.

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

Item 1A.    Risk Factors.

The following updated risk factor should be considered in addition to our risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Risks Related to Ownership of Our Common Stock

We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

On August 15, 2022, we received a deficiency letter from the Nasdaq Stock Market, or Nasdaq, indicating that we have failed to comply with the minimum bid price requirement, which requires that companies listed on the Nasdaq Capital Market maintain a minimum bid price of at least $1.00 per share (the “Bid Price Requirement”). The notification of noncompliance had no immediate effect on the listing of our common stock.

In accordance with Nasdaq rules, we have a 180-calendar day grace period, or until February 13, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. The continued listing standard would have been met if our common stock had a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day grace period. If we do not regain compliance with the Bid Price Requirement by the Compliance Date, Nasdaq may grant an additional 180 calendar day compliance period, if we meet the continued listing requirement for value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market and provide written notice of our intention to cure the deficiency during the second 180 calendar day compliance period by effecting a reverse stock split, if necessary.

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

.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit
Number	Description of Document

4.1	Form of Series A-1 Warrant (incorporated by reference, Exhibit 4.1 to the Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

4.2	Form of Series A-2 Warrant (incorporated by reference, Exhibit 4.2 to the Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

4.3	Form of Series B Pre-Funded Warrant (incorporated by reference, Exhibit 4.3 to the Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

4.4	Form of Placement Agent Warrant (incorporated by reference, Exhibit 4.4 to the Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

10.1

Fifth Amendment to Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of July 25, 2022.

10.2

Amendment No. 1 to Manufacturing and Commercialization Agreement, by and between Corium, Inc. and Agile Therapeutics, Inc., dated as of July 25, 2022, and Bill of Sale by Agile Therapeutics, Inc. to Corium, Inc., dated as of July 25, 2022.

10.3

Form of Securities Purchase Agreement, by and between Agile Therapeutics, Inc. and certain purchasers (incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.

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

Date: November 7, 2022	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2022

	By:	/s/ Jason Butch
Jason Butch
Vice President and Chief Accounting Officer (Principal Financial Officer)