Form 10-K
period 2022-12-31
AGILE THERAPEUTICS INC
filed 2023-03-23
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☒

Indicate by check mark whether any of those corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $14.4 million.

As of March 14, 2023, there were 46,538,250 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Agile Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2022

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned manufacturing and commercialization of Twirla®, the potential market acceptance and uptake of Twirla®, the development of our other potential product candidates, the attractiveness of our business to potential investors or business partners, the strength and breadth of our intellectual property, our ongoing and planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our potential product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our results of operations, financial condition, liquidity, prospects, growth and strategies, including expense reduction strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our available cash and our ability to obtain additional funding to fund our business plan without delay and to continue as a going concern;
●	our ability to successfully maintain and enhance the commercialization of and increase the uptake for Twirla, our only approved product;
●	the rate and degree of market acceptance of Twirla by physicians, patients, clinics, institutions, third-party payors and others in the healthcare community;
●our ability to obtain adequate coverage and reimbursement for Twirla in the United States from private and public third-party payors;
●	the size and growth of the markets for Twirla and our ability to serve those markets;
●	shortages of key materials in the supply chain implicating the manufacture and distribution of Twirla;
●	regulatory and legislative developments in the United States and foreign countries, which could include, among other things, a government shutdown;
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	the growth in demand for Twirla and our ability to manage the levels of Twirla inventory, which could result in our having to write off inventory and our inability to meet the minimum requirements under our supply agreement with Corium Pharma Solutions. (“Corium”).
●	our ability to timely obtain from our third-party manufacturer, Corium, sufficient quantities or quality of Twirla or other materials required for a clinical trial or other tests and studies;
●	the ability of Corium to produce commercial supply in quantities and quality sufficient to satisfy market demand for Twirla;
●	the performance and financial condition of Corium or any of the suppliers;
●	our ability to design and successfully complete a post-marketing long-term, prospective observational safety study comparing risks for venous thromboembolism, or VTE, and arterial thromboembolism, or ATE, in new users of Twirla to new users of oral combined hormonal contraceptives, or CHCs, and new users of Xulane in U.S. women of reproductive age using CHCs and the outcomes of our discussions with the United States Food and Drug Administration, or FDA, regarding the results of our post-marketing commitment, or PMC, to assess the residual drug content of Twirla after use;
●	our ability to maintain regulatory approval of Twirla and the labeling under any approval we obtain;
●	our ability to obtain and maintain intellectual property protection for Twirla and our product candidates;
●	the success and timing of our clinical trials or other studies, including post-marketing studies for Twirla;
●	development of unexpected safety or efficacy concerns related to Twirla;
●	our ability to continue to develop and maintain successful sales and marketing capabilities, including our ability to maintain an effective sales force or failure to build-out and implement an effective health care compliance program;
●	our ability to come into compliance with the listing requirements of the Nasdaq Capital Market;
●	our ability to retain key employees and recruit the additional personnel we will need to support our commercialization plan for Twirla; and
●	our ability to successfully implement our strategy.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors.” These risks include, but are not limited to, the following:

●	We are significantly dependent on the commercial success of Twirla, our only approved product. If we are unable to successfully commercialize Twirla, our business, financial condition, results of operations, and prospects and value of our common stock will be materially adversely affected;
●	It will be difficult for us to profitably sell Twirla if third-party coverage and reimbursement for such product is limited, and reimbursement and healthcare containment initiatives and treatment guidelines may constrain our future revenues;
●	If we are unable to develop and maintain effective marketing and sales capabilities for Twirla or maintain our agreements with third parties to market and sell Twirla, we may be unable to generate product revenues;

●	Twirla could develop unexpected safety, efficacy or quality concerns, which would likely have a material adverse effect on us;
●	Existing and future legislation may increase the difficulty and cost for us to commercialize Twirla and may affect the prices we may obtain;
●	We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. Management has concluded that these factors raise substantial doubt about our ability to continue as a going concern.
●	We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to continue to commercialize Twirla or to resume the development of our pipeline;
●	We have never been profitable. Currently, we have only one product available for commercial sale, Twirla, and we may never become profitable;
●	We remain subject to substantial ongoing legal and regulatory requirements related to Twirla, and failure to comply with these requirements could lead to penalties, including withdrawal from the market, suspension, or withdrawal of product approval;
●	We have no manufacturing capacity and anticipate continued reliance on Corium, our third-party manufacturer, for the commercialization of Twirla and development of our potential product candidates, as a sole source provider. We may not have or be able to obtain sufficient quantities of Twirla or our potential product candidates to meet our required supply for commercialization or clinical trials. Alternatively, we may not realize the commercial demand for Twirla necessary to meet our obligations to Corium. Either of these events could materially harm our business;
●	We rely on third parties to conduct aspects of our clinical trials and post marketing studies. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with applicable regulatory requirements, we may not be able to maintain regulatory approval for Twirla or develop our pipeline;
●	We may not be able to protect our proprietary technology in the marketplace;
●	We may infringe the intellectual property rights of others, which may prevent or delay our commercialization and product development efforts or increase the costs of commercializing Twirla or our potential product candidates, when and if approved;
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Twirla;
●	We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital; and
●	We expect that our stock price may fluctuate significantly.
●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our results of operations and financial condition accurately. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

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

Our first and only product, Twirla, is a once-weekly prescription combination hormonal contraceptive patch. It exposes patients to an estrogen dose consistent with commonly prescribed combined hormonal contraceptives, or CHCs, and is lower than the estrogen dose found in other marketed contraceptive patches. We believe there is a market need for a contraceptive patch that is designed to deliver hormonal exposure equivalent to 30 mcg of estrogen and 120 mcg of progestin in a convenient once-weekly dosage form that may support compliance in a noninvasive fashion. Twirla leverages our proprietary transdermal patch technology called Skinfusion®. Skinfusion is designed to allow drug delivery through the skin while promoting patch adhesion and patient comfort and wearability, which may help support compliance.

We are focused on our advancement as a commercial company. Over the course of 2022, we continued to implement our commercialization plan for Twirla, with the goal of establishing a growing position in the hormonal contraceptive market. We believe we can achieve this goal by focusing our growth strategy in the states with the highest Twirla reimbursement potential, which we estimate will allow us to reach approximately 45% of U.S. women between the ages of 18-24. We also believe we can grow Twirla by leveraging our partnerships in the retail and non-retail channels. For example, we initiated a relationship with Nurx®, which we believe can make Twirla nationally available on Nurx.com, part of the Thirty Madison telehealth platform focused on sexual and reproductive health. Nurx has provided contraception to over 1 million patients. In addition to growing Twirla, we also plan to continue pursuing opportunities to broaden our portfolio to address areas of unmet medical need in women’s health.

Our Strategy

Our near-term goal is to establish a growing franchise in the multi-billion dollar U.S. hormonal contraceptive market built on approval of Twirla in the United States. Our resources are currently focused on the commercialization of Twirla. We also expect to continue exploring possible expansion through business development activities, such as acquiring access to new products through in-licensing, co-promotion or other collaborative arrangements.

Our current priorities are as follows:

●	Continue to manage our available cash and obtain financing to fund our business plan without delay;

●	Continue to implement our commercialization plans for Twirla to increase uptake of Twirla in the United States, through targeted digital direct to consumer advertising, growing our telemedicine presence through new partnerships and our existing partnership with Nurx, and driving growth in the non-retail channel through our collaboration with Afaxys, which provides us access to some of the largest Planned Parenthood organizations in the country;

●	Continue to expand access to Twirla through multiple business channels including retail and specialty pharmacies, telemedicine, government contracting, and non-retail channels, including public health centers through our relationship with Afaxys;

●	Expand coverage and reimbursement for Twirla in the United States from private and public third-party payors;

●	Maintain and manage the supply chain for Twirla to support increased commercialization of Twirla across the United States and working through existing and future inventory prior to product becoming short-dated;

●	Reduce our operating loss and continue to progress towards generating positive cash flows;

●	Evaluate the advancement of our existing pipeline and its possible expansion through business development activities; and

●	Continue to implement our obligations related to our post-marketing commitment and the post-marketing requirement studies of Twirla.

It should be noted that the possibility of continued public health threats could adversely affect our ongoing or planned business operations. For example, the coronavirus (“COVID-19”) pandemic previously resulted in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, access restrictions, restrictions on public gatherings, and stay at home orders. The most significant impacts to our business were encountered by sales representatives promoting Twirla in the field, as some offices limited opportunities for face-to-face interactions with healthcare providers. Re-implementation of COVID-19 restrictions, if necessary in the future, may disrupt our business and/or could adversely affect our commercialization plans and results. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including personnel at third-party manufacturing facilities and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timeline presently planned could be materially and adversely impacted. Another shut down necessitating work in a completely remote environment could result in delays to our business activities and commercialization plan. We will continue to closely monitor events as they develop, and plan for alternative and mitigating measures that we can implement if needed.

Twirla

Twirla is our first and only approved product. Twirla received FDA approval on February 14, 2020, as a method of contraception for use in women of reproductive potential with a body mass index (“BMI”) < 30 kg/m2 for whom a combined hormonal contraceptive is appropriate. Based on the reduced efficacy seen with increasing BMI in a Phase 3 clinical trial, Twirla’s limitation of use instructs healthcare providers to consider Twirla’s reduced effectiveness in women with a BMI ≥ 25 to <30 kg/m2 before prescribing. Twirla is contraindicated in women with a BMI ≥ 30 kg/m2 because, compared to women with a lower BMI, women in this group had reduced effectiveness and may have a higher risk for VTEs. Twirla’s label also includes the class-wide boxed warning, contraindications, and warnings and precautions applicable to all combined hormonal contraceptives, or CHCs.

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

As part of Twirla’s approval, and consistent with requirements for another recently approved CHC, the FDA is requiring us to conduct a long-term prospective, observational post-marketing study, or PMR, comparing the risks for VTE and ATE in new users of Twirla to new users of CHCs. In January 2023, the FDA agreed with our proposal to address this PMR using electronic health records (EHR) and insurance claims from a large database from multiple healthcare systems. The FDA also agreed to extend the study timelines. Under these new milestones, interim safety data reporting to the FDA is due in November 2029, and the final PMR study report is scheduled to be submitted to the FDA in November 2035. As part of Twirla’s approval, we also agreed to an FDA-requested post-marketing commitment, or PMC, study to assess the residual drug content and strength of Twirla in a minimum of 25 women. The PMC study is similar to residual drug studies requested of patch developers in the FDA’s November 2019 draft guidance entitled Transdermal and Topical Delivery Systems—Product Development and Quality Considerations. The PMC study was completed in the fourth quarter of 2021, and the study report was submitted to the FDA in June 2022. We continue to discuss the results with the FDA.

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

The U.S. hormonal contraceptive market is a mature market, with many branded and generic products available. For the past 5 years, sales revenue in the CHC market has been essentially flat, at approximately $6 billion per year using gross sales. Total prescription volume, or TRx, declined from 2018 to 2022 by 27%, from 76 million to 56 million; however the number of cycles dispensed (1 cycle = 1 month supply) declined by only 11% over the same time period, as the average TRx size (cycles/TRx) grew from 1.5 to 1.9 over the same time period. Therefore, the value of a TRx has grown significantly over the past 5 years, particularly for branded products, where the average revenue per TRx increased from $183.67 in 2018 to $269.29 in 2022.

Despite the availability of generic contraceptives for over 30 years, branded products have maintained a significant, though declining, share of CHC sales, with 16% of sales in 2022. In the five years ended December 2022, the average annual price increase among the same branded products was 6.9%. The average price per cycle, referred to as the wholesale acquisition cost, or WAC, for a single 28-day cycle of the these branded products was $155.58 in 2018 and rose to $170.28 by December 2022. The branded CHC transdermal patch (Ortho Evra) was discontinued in October 2014 and the branded generic CHC transdermal patches (Xulane and Zafemy) are both currently priced at $122.15 per cycle. Our current WAC price for Twirla is $191.20. The other non-oral form of CHC, the monthly vaginal ring, is currently priced at $162.63 per cycle for the branded version, Nuvaring, and $138.24, $140.52, and $148.32 for generic versions. We cannot predict how the manufacturers of branded or generic products will manage prices going forward.

The U.S. contraceptive population (defined by the Centers for Disease Control and Prevention as women aged 15-49) is currently approximately 76 million women and is estimated to grow to nearly 80 million by 2035.

Total US Females Age 15-49 (Millions)
82
81
80
79
78
77
76
75
74
73
72
75.3
75.7
76.2
76.6
76.9
77.4
77.7
78.0
78.3
78.5
78.8
79.0
79.2
79.5
79.8
80.0
80.2
80.5
80.6
80.7
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
2040

Source: U.S. Census Bureau, 2020 National Dataset (2021 is base population estimate for projections).

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

Contraceptive Patch Market Experience

The Ortho Evra® contraceptive patch, or Evra, was introduced in early 2002 and was the first FDA-approved contraceptive patch. The initial approved labeling for Evra indicated that it delivered a daily EE dose of 20 micrograms. Evra had rapid uptake in the hormonal contraceptive market and achieved a 10% share of the CHC market by September 2003. Following FDA approval of Evra, users of Evra began to report thrombotic and thromboembolic events to the FDA. Johnson & Johnson, the manufacturer of Evra, revised the Evra labeling in November 2005 to include information that EE exposure with Evra is 60% higher than that of an oral contraceptive containing EE of 35 micrograms, based on area under the curve, a commonly-used metric for measuring EE exposure in contraceptives. This information was ultimately included in an addition to the boxed warning that was unique to the Evra label. In 2020, the Xulane label was revised to reflect a contraindication in women with a BMI ≥ 30 kg/m2 because of the reduced efficacy and increased potential risk for VTEs in this population. In making this revision, the information about increased estrogen exposure was removed from the boxed warning but remains in the warnings and precautions and pharmacokinetics sections of the label. The Evra market share declined rapidly following the 2005 labeling changes, from a peak share of 11% in 2005, to 4% by the end of 2006, to 1.4% by the end of 2013, where it stabilized, with a 1.5% share of the market based on combined prescriptions for Evra and its generic equivalent (Xulane®) in 2014. In more recent years, the Xulane share of the CHC market TRx has grown, from a 2.2% share in 2018 to a 2.8% share in 2022. Zafemy, a second generic of Ortho Evra launched in 2021, had a market share of 0.8% in December 2022.

The FDA has maintained, in spite of the wording in the labeling for Evra, which has been discontinued, and its approved branded generic, that none of the epidemiologic studies provides a definitive answer regarding the relative risk of VTE with Evra compared to combined oral contraceptive use or whether the increased risk that some studies demonstrated is directly attributable to Evra. In spite of the labeling changes, and Johnson & Johnson ceasing promotion of Evra in 2007, the generic equivalent of Evra (Xulane) generated estimated gross sales of $277 million in 2022. On February 26, 2021, Amneal Pharmaceuticals, Inc. announced that it had received approval by the FDA for Zafemy, a generic version of Ortho Evra. Zafemy generated estimated gross sales of $88.8 million in 2022.

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

We continue to evaluate the commercial opportunity for Twirla. We believe that the potential new CHC users who are within Twirla’s approved indication represent a significant population of women. Based on our market research, analysis of the current and expected future U.S. hormonal contraceptive market, and review of other product launches in the category, we estimate that Twirla can potentially achieve a peak market share of 5-8%. We believe that the ability of Twirla to achieve this potential peak market share will require a substantial level of investment in promotional activities supporting the marketing and sales of Twirla throughout the United States.

As we pursue the commercialization of Twirla, we will continue to analyze the CHC contraceptive market and update our market research for Twirla.

Twirla Commercialization Strategy

Our top priority is the successful commercialization of Twirla. Promptly after approval by the FDA in February 2020, we began implementation of our plan to market Twirla. Our plan is focused on promoting Twirla in the states with the highest Twirla reimbursement potential, which we estimate will allow us to reach approximately 45% of U.S. women between the ages of 18-24. During 2022 we concentrated our marketing efforts on increasing both patient awareness and access through digital advertising to consumers in our target market and strategic partnering, while at the same time reducing marketing activities during strategic timeframes to conserve cash. We also focused on increasing patient access to Twirla across different channels, including specialty pharmacy as well as through continuing our eVoucher programs at the pharmacy level, growing our relationship with Afaxys GPO, and establishing a relationship with Nurx, a leader in female-focused telehealth, to make Twirla available to patients through the Nurx telehealth platform. In 2023, we intend to continue implementation of our commercial strategy for Twirla with an emphasis on leveraging our strategic partners and expanding market access through multiple business channels, including third-party payor contracts, retail and specialty pharmacies, additional telemedicine presence, and government contracts. We also plan to continue to engage with third-party payors and insurers to seek expanded access and re-imbursement coverage of Twirla.

Twirla Promotion Strategy

We have a limited number of sales and marketing employees and primarily rely on third-party agencies with experience in commercializing pharmaceutical products to advance the commercialization of Twirla. Our marketing efforts are primarily focused on ObGyns in the United States, and we plan to continue using a significant number of samples to gain patient trial and acceptance. We believe that we can continue to implement a national promotional strategy with a focused marketing and sales force presence in five key markets – California, New York, Texas, Florida, and Illinois – enabling us to address approximately 46% of our patient and prescriber targets. In areas of the country where it is not efficient to deploy a sales representative or where offices are closed to sales representatives, virtual promotion will be used to reach prescribers. We plan to complement these efforts by expanding the channels we utilize to drive awareness of Twirla and will focus on promotion with key prescribers and customer groups, including consumers and commercial managed care plans.

In 2023, we plan to further leverage cost-effective and focused promotion to reach our target demographic of females ages 18 to 24 years, who tend to engage in online activities to a high degree and are more likely to seek health information online and through social networks. Marketing tactics aimed at today’s female consumer need to be optimized for mobile technology because smartphones and text messaging are the preferred means of communication. We believe that a focused consumer promotion plan that uses digital media, social media advertising, video and other mass-market advertising vehicles will generate consumer awareness and demand for Twirla.

Twirla Coverage and Reimbursement Strategy

After approval of Twirla by the FDA, we began meeting with formulary decision makers as appropriate to secure positions for Twirla that minimize access barriers for prescribers and patients, and since then we estimate that we have been able to achieve access for approximately fifty-five to sixty percent (55-60%) of the estimated covered lives by commercial third-party payors. Third-party payors are increasingly challenging the prices charged for pharmaceutical products. The United States government and other third-party payors are increasingly limiting both coverage and level of reimbursement for new drugs, in addition to questioning their safety and efficacy. In this challenging environment, we plan to continue our efforts to expand formulary access to Twirla through contracting strategies and engaging with formulary boards on the clinical profile of Twirla. We believe that it is important in this category for women to have equal access to all methods, dosing regimens and hormonal options so that they and their provider can select the choice that is the most appropriate to meet their lifestyle and family planning goals.

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

Our primary potential product candidate is a progestin-only (P-only) contraceptive patch, or P-Patch, and is intended for use by women of reproductive potential to prevent pregnancy. The intended population for the P-Patch would be women who are unable or unwilling to take estrogen, including those who are breastfeeding or who are at greater risk of VTE, such as women who smoke, are over 35 years of age, or who have a BMI greater than 30 kg/m2 (criteria for obesity). Currently, the P-only market consists of pills and several non-oral options, including intrauterine systems (IUS)/intrauterine devices (IUDs), implants, and injections. We believe there is a need for a P-only option in a convenient, non-daily, user-controlled method, especially as the population of women with obesity increases in the United States. We have completed formulation selection and conducted early pre-clinical work on our P-only patch. Additional formulation development work and dose selection is required, along with additional studies to optimize the formulation and determine the optimal dose to advance to Phase 3. We continue to explore our plan to develop this program and are considering all of our potential pathways, including a co-development and co-funding partnership to advance this program into the clinic.

In addition to our P-Patch, we have the ability to develop potential Twirla line extensions. The hormonal contraceptive market has a long history of manufacturers successfully using line extensions to extend the lifecycle of a brand, often by gaining additional exclusivity periods for the product extension under the provisions of the Hatch-Waxman Act and/or with additional patents. Our lifecycle strategy with Twirla may include introducing line extensions that will have exclusivity for some time period, either due to our intellectual property estate, or due to Hatch-Waxman exclusivity. These regimens are protected by patents issued to us in 2015 and include the following:

●AG200-15 Extended Regimen (ER) is an 84-day extended cycle regimen utilizing our approved Twirla TDS product designed to allow a woman to have four (4) episodes of withdrawal bleeding per year. In 2022, as part of the evaluation of AG200-15 ER we published an analysis with a simulated pharmacokinetic model that was used to predict the systemic LNG and EE exposure of Twirla if used for twelve (12) consecutive weeks. The simulation used data from a previously published clinical phase 1, open label, randomized clinical trial.
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

We face competition from a variety of non-permanent birth control products across method categories. There are non-hormonal barrier methods, such as the contraceptive sponge, diaphragm, cervical cap or shield and condoms. Then, there are hormonal methods, which is the category for Twirla and our potential product candidates. Within the hormonal category, there are various methods of contraception, such as oral contraceptives, injections, implants, hormonal IUDs, vaginal rings, and transdermal contraceptive products. Each of the methods carries different efficacy and side effect profiles, which are important to providers and patients when making a contraceptive decision.

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

Most Effective → Least Effective

FDA-Approved Methods	Number of pregnancies expected (per 100 Women)*	Use	Some Risks or Side Effects* This chart does not list all of the risks and side effects for each product
Sterilization Surgery for Women	Less than 1	Onetime procedure. Permanent.	Pain Bleeding Infection or other complications after surgery
Sterilization Implant for Women	Less than 1	Onetime procedure. Permanent.	Pain/ cramping Pelvic or back discomfort Vaginal bleeding
Sterilization Surgery for Men	Less than 1	Onetime procedure. Permanent.	Pain Bleeding Infection
IUD Copper	Less than 1	Inserted by a healthcare provider. Lasts up to 10 years.	Cramps Heavier, longer periods Spotting between periods
IUD with Progestin	Less than 1	Inserted by a healthcare provider. Lasts up to 3-5 years, depending on the type.	Irregular bleeding No periods (amenorrhea) Abdominal/pelvic pain
Implantable Rod	Less than 1	Inserted by a healthcare provider. Lasts up to 3 years.	Menstrual Changes Mood swings or depressed mood Weight gain Headache Acne
Shot/ Injection	6	Need a shot every 3 months.	Loss of bone density Irregular bleeding/ Bleeding between periods Headaches Weight gain Nervousness Dizziness Abdominal discomfort
Oral Contraceptives "The Pill" (Combined Pill)	9	Must swallow a pill every day.	Spotting/ bleeding between periods Nausea Breast tenderness Headache
Oral Contraceptives "The Pill" (Extended/ Continuous Use Combined Pill)	9	Must swallow a pill every day.	Spotting/ bleeding between periods Nausea Breast tenderness Headache
Oral Contraceptives "The Mini Pill" (Progestin Only)	9	Must swallow a pill at the same time every day.	Spotting/ bleeding between periods Nausea Breast tenderness Headache
Patch	9	Put on a new patch each week for 3 weeks (21 total days). Don't put on a patch during the fourth week.	Spotting or bleeding between menstrual periods Nausea Stomach pain Breast tenderness Headache Skin irritation
Vaginal Contraceptive Ring	9	Put the ring into the vagina yourself. Keep the ring in your vagina for 3 weeks and then take it out for one week.	Vaginal discharge, discomfort in the vagina, and mild irritation. Headache Mood changes Nausea Breast tenderness
Diaphragm with Spermicide	12	Must use every time you have sex.	Irritation Allergic reactions Urinary tract infection
Sponge with Spermicide	12-24	Must use every time you have sex.	Irritation
Cervical Cap with Spermicide	17-23	Must use every time you have sex.	Irritation Allergic reactions Abnormal Pap test
Male Condom	18	Must use every time you have sex. Provides protection against some STDs.	Irritation Allergic reactions
Female Condom	21	Must use every time you have sex. Provides protection against some STDs.	Discomfort or pain during insertion or sex. Burning sensation, rash or itching
Spermicide Alone	28	Must use every time you have sex.	Irritation Allergic reactions Urinary tract infection

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

*For more information on the chance of getting pregnant while using a method or on the risks of a specific product, please check the product label or Trussell, J. (2011). "Contraceptive failure in the United States." Contraception 83(5) 397-404

Our potential competitors include large, well-established pharmaceutical companies, and specialty pharmaceutical sales and marketing companies. The branded products with established market presence include Nuvaring®, marketed by Merck, and Annovera®, marketed in the U.S. by Mayne Pharmaceuticals, the Loestrin® franchise, marketed by Allergan (formerly known as Actavis), consisting of three oral contraceptives, Minastrin® 24, LoLoestrin® and Taytulla®, and Beyaz®, Yaz®, Yasmin® and Natazia® marketed by Bayer. Xulane®, a branded generic to Ortho Evra, generated an estimated $277 million in gross sales for Viatris in 2022. On February 26, 2021, Amneal Pharmaceuticals, Inc. announced that it had received approval by the FDA for Zafemy™, a second generic version of Ortho Evra. Zafemy had estimated gross sales of $88.8 million in 2022. Additionally, several generics manufacturers currently market and continue to introduce new generic contraceptives, including Sandoz, Glenmark, Lupin, Amneal, Mylan, Aurobindo, and Xiromed. Based on the market experience of other non-oral CHC dosage forms, including Evra and Nuvaring, we believe there is a continuing demand for an innovative transdermal contraceptive patch that can provide convenience in a low-dose transdermal format.

There are several other contraceptive products that are more recently approved or and a limited number in development, which we are aware of that may compete with Twirla and our other potential product candidates. Phexxi®, a prescription non-hormonal vaginal gel approved for use as an on-demand contraceptive, was developed by Evofem and launched in August of 2020. Nextstellis®, a combined oral contraceptive containing drosperinone and a new form of estrogen, estetrol (E4), was developed by Mithra Pharmaceuticals and is licensed to Mayne Pharmaceuticals for marketing in the U.S. and Australia. Mayne fielded a new women’s health team in the U.S. and launched Nextstellis in June of 2021. The Population Council has a transdermal gel contraceptive and a vaginal ring contraceptive, both containing segesterone acetate (the same progestin contained in Annovera) and ethinyl estradiol in Phase 2 development. Bayer has an IUD containing both LNG and an NSAID (a non-steroidal anti-inflammatory), to reduce pain upon insertion in Phase 2. Bayer also signed a license agreement in January of 2020 with Dare Bioscience for U.S. commercial rights to Ovaprene, a hormone-free monthly contraceptive vaginal ring, which is in Phase 2 development. Allergan has a P-only patch for which they received a CRL from the FDA in 2013.

We are aware of one other CHC transdermal patch in development in the United States. In October 2021, Mylan Technologies, Inc. started a Phase 3 clinical trial studying the contraceptive efficacy, cycle control, safety and tolerability of a CHC patch containing the same active ingredients as Xulane. The investigational patch contains the same amount of norelgestromin and a lower quantity of EE as Xulane. According to information posted on clinicaltrials.gov, the study is estimated to be completed in September 2023. After that time, the sponsor could submit a new drug application. If approved by the FDA, this transdermal contraceptive patch may directly compete with Twirla.

Manufacturing

We do not own any manufacturing facilities and rely on Corium for all aspects of the manufacturing of Twirla. In October 2022, Corium separated into two companies, Corium, Inc., a neurosciences commercialization company, and Corium Pharma Solutions, which we refer to as Corium, a contract development and manufacturing organization (the “Corium Reorganization”). We, along with Corium, have made a significant investment in a proprietary process to manufacture Twirla. We believe we have developed a robust process to reliably manufacture Twirla on a commercial scale. We believe that the technical challenges and know how involved in manufacturing, including proprietary chemistry, production to scale and use of custom equipment, present significant barriers to entry for other pharmaceutical companies who might potentially want to replicate our Skinfusion technology.

Strategic Agreements

Agreement with Corium

In April 2020, we entered into a Manufacturing and Commercialization agreement with Corium, which we refer to as the Corium Agreement, and which replaced our previous development agreement. Corium continues to operate under the Corium Agreement after the Corium Reorganization. Pursuant to the Corium Agreement, Corium will manufacture and supply all of our product requirements for Twirla at certain specified rates. Under the terms of the Corium Agreement, Corium is to be the exclusive supplier of Twirla for ten years. The Corium Agreement included a quarterly minimum purchase commitment and a fixed price per unit for two years from December 2020, the date of the first commercial batch purchase order invoice, depending on annual purchase volume. During 2021, we did not meet all of our minimum quantity purchases from Corium, and as a result, paid penalties as required by our agreement with Corium. On July 25, 2022, we, along with Corium, amended the Corium Agreement to restructure the minimums applicable to the purchase of manufactured Twirla and to extend the term of the Corium Agreement until December 31, 2033. Pursuant to the amended Corium Agreement, the parties agreed to transfer ownership of certain manufacturing equipment used in the manufacture of Twirla from us to Corium under a Bill of Sale dated July 25, 2022.

The Corium Agreement terminates automatically on December 31, 2033, but may be terminated for any reason upon the written mutual agreement of both parties; provided, however, that the parties must confer in good faith regarding possible mutual termination. In the event of such termination, we may still effect purchase orders after the notice of termination is given and until the time any such termination becomes effective. As of December 31, 2022, the minimum amount committed totals $233.8 million.

Agreement with Syneos Selling Solutions

In April 2020, we entered into a project agreement with inVentiv Commercial Services, LLC, or inVentiv, a Syneos Health Group Company, which we refer to as the Syneos Agreement, under our Master Services Agreement with inVentiv. Pursuant to the Syneos Agreement, inVentiv, through its affiliate Syneos Selling Solutions, will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services and training services with respect to Twirla to us in exchange for an up-front implementation fee and a fixed monthly fee. Effective February 1, 2022, we entered into an amendment to the Syneos Agreement that extended the term until August 23, 2024. At that time, the Syneos Agreement will terminate automatically unless extended upon the mutual written agreement of the parties. We may terminate the Syneos Agreement for any reason upon timely written notice without incurring a termination fee. As of December 31, 2022, the minimum amount committed totals $3.5 million.

Pricing and Reimbursement

In the United States, decisions regarding the extent of coverage and the amount of reimbursement to be provided for pharmaceutical products are made on a payor-by-payor basis. The principal decisions about reimbursement for new medicines by the U.S. Government are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services. As a result, coverage determinations often involve a time-consuming and costly process that require companies to provide scientific and clinical support for the use of approved products to multiple stakeholders which may include Group Purchasing Organizations (GPO’s), Pharmacy Benefit Managers (PBM’s), individual payer health plans, as well as government payors and federal purchasers including CMS, the Veterans Administration, Department of Defense and state Medicaid managed and Fee For Service plans, with no assurance on the level of coverage or that adequate reimbursement will be obtained. Third-party payors are increasingly challenging the prices charged for pharmaceutical products.

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

Reimbursement for female contraceptive products was changed by the enactment of the Patient Protection and Affordable Care Act (PPACA), which was signed into law on March 23, 2010 and further updated on March 30, 2010 to become the Affordable Care Act (ACA). On January 20, 2012, U.S. Department of Health and Human Services announced a final rule on health insurance coverage that provided for no cost sharing for FDA-approved contraceptives and contraceptive services for women of reproductive age if prescribed by health care providers, as part of women's preventive health services guidelines adopted by the Health Resources and Services Administration (HRSA) for the ACA. The final rule applied to all new health insurance plans in all states beginning August 1, 2012.

On May 11, 2015, The Departments of Labor and Health and Human Services and the Treasury (the “Departments”) issued an FAQ (“2015 FAQ”) clarifying that plans and issuers must cover without cost sharing at least one form of contraception in each of the methods (currently 18) identified for women by the FDA. The 2015 FAQ further clarified that to the extent plans and issuers use reasonable medical management techniques within a specified method of contraception, plans and issuers must have an easily accessible, transparent, and sufficiently expedient exceptions process that is not unduly burdensome on the individual or provider (or other individual acting as a patient's authorized representative, including a provider) to ensure coverage without cost sharing of any service or FDA-approved item within the specified method of contraception. The 2015 FAQ also stated that if an individual’s attending provider recommends a particular service or FDA-approved item based on a determination of medical necessity with respect to that individual, the plan or issuer must cover that service or item without cost sharing. The 2015 FAQ makes clear that a plan or issuer must defer to the determination of the attending provider. Medical necessity may include considerations such as severity of side effects, differences in permanence and reversibility of contraceptives, and ability to adhere to the appropriate use of the item or service, as determined by the attending provider.

On January 10th, 2022, the Departments released a set of “Frequently Asked Questions” (“2022 FAQ”) which affirmed that under the ACA’s women’s preventives services, plans cannot limit their coverage of contraceptives. The Departments issued the 2022 FAQ in response to complaints and public reports of potential violations of the contraceptive coverage requirement. The 2022 FAQ makes clear that all FDA-approved cleared, or granted contraceptive products that are determined by an individual’s medical provider to be medically appropriate for such individual must be covered without-cost sharing, whether or not specifically identified in the current FDA Birth Control Guide. Outlined under Coverage of Food and Drug Administration (FDA)-approved Contraceptives, the 2022 FAQ notes that on February 20, 2013, The Departments issued an FAQ stating that the HRSA Guidelines must ensure women's access to the full range of FDA-approved contraceptive methods including, but not limited to, barrier methods, hormonal methods, and implanted devices, as well as patient education and counseling, as prescribed by a health care provider. The FAQ further clarified that plans and issuers may use reasonable medical management techniques to control costs and promote efficient delivery of care, such as covering a generic drug without cost sharing and imposing cost sharing for equivalent branded drugs. However, in these instances, the FAQ stated that a plan or issuer must accommodate any individual for whom a particular drug (generic or brand name) would be medically inappropriate, as determined by the individual’s health care provider, by having a mechanism for waiving the otherwise applicable cost sharing for the brand or non-preferred brand version.

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

It is difficult to determine the full effect of the ACA or any other healthcare reform efforts on our business. Presidential administrations can, and have, issued Executive Orders directing federal agencies on how to implement the ACA. Congress also could consider subsequent legislation to repeal and replace elements of the ACA. Additionally, in October 2017, the Department of Health and Human Services, jointly with the Department of Labor and the Treasury, issued two interim final rules outlining exemption processes for employers not wanting to offer contraceptive coverage based on their religious beliefs or sincerely held moral convictions. In January 2023, the Biden administration proposed rules that would remove the moral exemption and retain the existing religious exemption.

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

FDA Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. FDA has also issued many guidance documents, which outline its interpretation of its governing laws and regulations. Over the last year, FDA has continued to issue new guidances, which are continually evolving, to assist companies navigating regulatory requirements affecting their products.

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
●Satisfactory completion of an FDA inspection or remote regulatory assessment of the manufacturing facility or facilities at which the product is produced to assess compliance with FDA requirements for product manufacturing and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, as well as the potential for completion of an FDA inspection or remote regulatory assessment of selected clinical sites to determine cGCP compliance; and
●FDA review and approval of the NDA.

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

Clinical Trials

Clinical trials involve the administration of an investigational new drug to human subjects under the supervision of qualified investigators in accordance with cGCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial, and the review and approval of the study by an IRB. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated and a statistical analysis plan. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Sponsors must also provide FDA with diversity plans in order to improve clinical trial representation. In addition, an IRB for each clinical trial site participating in the clinical trial must review and approve the plan for any clinical trial before it commences, and the IRB must continue to oversee the clinical trial while it is being conducted, including any changes.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or subjects with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In Phase 2, the drug typically is administered through controlled studies to a limited subject population with the target disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the drug for specific targeted diseases or conditions and to determine dosage tolerance and optimal dosage. In Phase 3, the drug is administered to an expanded subject population, generally at geographically dispersed clinical trial sites, in two adequate and well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product candidate for approval, to establish the overall risk-benefit profile of the product candidate and to provide adequate information for the labeling of the product candidate. In the case of a 505(b)(2) NDA, which is a marketing application in which sponsors may rely on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, some of the above-described studies and preclinical studies may not be required or may be abbreviated. Bridging studies may be needed, however, to demonstrate the applicability of the studies that were previously conducted by other sponsors to the drug that is the subject of the marketing application. In addition to the above traditional kinds of data required for the approval of an NDA, the 21st Century Cures Act provides for FDA acceptance of additional kinds of data such as patient experience data, real world evidence for already approved products, and, for appropriate indications sought through supplemental marketing applications, data summaries.

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

U.S. Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. These user fees must be filed at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Under the Prescription Drug User Fee Act, or PDUFA guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review of an application. The FDA’s standard review goal is to act on 90% of all Non-New Molecular Entity applications within ten months of FDA receipt of the application. This time period may be extended by the FDA should an applicant submit new information to the agency during the course of the FDA’s review of the marketing application. The time period is also only a goal and may not be met by the FDA. This review period was recently reaffirmed under the PDUFA User Fee Reauthorization Act, which was signed into law by President Biden on September 30, 2022.

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

Before approving an NDA, the FDA will inspect or conduct a remote regulatory assessment of the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with the FDA’s requirements for product manufacturing and adequate to assure consistent production of the product within required specifications by the manufacturer and all of its subcontractors and contract manufacturers. Additionally, before approving an NDA, the FDA will typically inspect or conduct remote regulatory assessments for one or more clinical trial sites to assure compliance with cGCP. Also, as part of its regulatory review, the FDA verifies the data contained in the NDA.

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

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection or remote regulatory assessment reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter, or a CRL. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the drug product and may require additional clinical or preclinical testing, or other information in order for the FDA to reconsider the application. If an application receives a CRL, the applicant may resubmit the application, addressing all of the FDA-cited deficiencies, withdraw the application, or request the opportunity for a hearing. Resubmitted applications may also be subject to FDA inspection or remote regulatory assessment of clinical and manufacturing sites, as well as review by FDA advisory committees. Following its review of a resubmitted NDA, the FDA may issue an approval letter or another CRL.

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

Even if the FDA approves a product candidate, it may limit the approved indications for use of the product candidate and require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning. The FDA also may not approve the inclusion of labeling claims necessary for successful marketing. Moreover, the FDA may require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess certain aspects of a drug’s safety and efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms. For example, the FDA may require a risk evaluation and mitigation strategy, or REMS, as a condition of approval or following approval to mitigate any identified or suspected serious risks and ensure safe use of the drug. The REMS plan could include a medication guide, a physician communication plan, an assessment plan, and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. A REMS could materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements, submission of a supplemental application, and FDA review and approval. Further, should new safety information arise, additional testing, product labeling or FDA notification may be required. The FDA may also request – rather than require – change to a product’s labeling based upon new information not implicating safety that arises after approval.

Hatch-Waxman Act

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy, but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of an approved drug product through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA. In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codifies FDA’s existing practices into the FDCA.

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

Recently, Congress, the executive branch, and FDA have taken certain measures to increase drug competition and thus, decrease drug prices. By example, measures have been proposed and implemented to facilitate drug importation. Moreover, the 2020 Further Consolidated Appropriations Act also required sponsors of NDA approved products to provide sufficient quantities of drug product on commercially reasonable market-based terms to entities developing generic and similar drug products. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorneys’ fees and costs of the civil action. This bill also included provisions on shared and individual REMS for generic drug products.

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

Drug sponsors and manufacturers are subject to periodic announced and unannounced inspections and remote regulatory assessments by the FDA and state agencies for compliance with FDA and state requirements for product manufacturing and other requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented, or FDA notification. FDA regulations also require investigation and correction of any deviations from FDA requirements for product manufacturing and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain FDA product manufacturing compliance.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies and third parties engaged on their behalf to promote their drug products are prohibited from marketing or promoting their drug products for uses outside the approved label, a practice known as off-label promotion. The FDA and other agencies enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including criminal fines and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, debarment and refusal of government contracts.

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

Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, are required to label drug product with a product identifier and are required to keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers is also required to be done electronically and will be required to allow interoperable electronic product tracing at the package level by November 2023. Manufacturers must also verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this legislation, manufacturers have drug product verification responsibilities, as well as investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Other persons and entities within the drug supply chain are also subject to Drug Quality and Security Act requirements.

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

U.S. Fraud and Abuse, Data Privacy and Security and Transparency Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state fraud and abuse laws restrict business practices in the biopharmaceutical industry. These laws include, among other things, anti-kickback, healthcare professional payment transparency, drug price transparency, and false claims laws and regulations as well as data privacy and security laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any healthcare item or service, for which payment may be made in whole or in part under federally financed healthcare programs such as Medicare and Medicaid. The term “remuneration” has been interpreted broadly to include anything of value. Additionally, the intent standard under the Anti-Kickback Statute and criminal healthcare fraud statutes was amended by the Affordable Care Act, or ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce or reward referrals or federal healthcare program business, including purchases of products paid by federal healthcare programs, the statute has been violated. In addition, the ACA established that a claim for reimbursement involving items or services resulting from a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for reimbursement submitted to a federal healthcare program for payment of items or services resulting from such a violation constitutes a per se false or fraudulent claim for purposes of the federal civil False Claims Act. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers, among others, on the other. The Beneficiary Inducement Civil Monetary Penalties Law imposes similar restrictions on interactions between pharmaceutical manufacturers and federal healthcare program beneficiaries. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. Practices that involve remuneration that may be alleged to be intended to induce or reward prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. On December 2, 2020, the U.S. Department of Health and Human Services (HHS) Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute regulatory safe harbors. Under the final rule, OIG removed safe harbor protections under the Anti-Kickback Statute for rebates paid from drug manufacturers to Medicare Part D prescription drug plan sponsors or their pharmacy benefit managers and added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. Currently, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2026. Recent legislative proposals provided for a permanent prohibition on implementation of the rule. We do not currently have any products available through Medicare.

Many states have adopted laws similar to the federal Anti-Kickback Statute, which apply to healthcare items and services reimbursed under Medicaid and other state programs; furthermore, in several states, these statutes and regulations apply regardless of the payor, including commercial and other third-party payors. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer and its products from participation in federal healthcare programs, debarment from federal government procurement and non-procurement programs, criminal fines, and imprisonment.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government; knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government; or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Claims under the federal civil False Claims Act may be initiated by whistleblowers, who receive substantial financial incentives to come forward, through qui tam actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the whistleblower will share in the proceeds from any damages, penalties or settlement funds. If the government declines to intervene, the whistleblower may pursue the case alone. The civil False Claims Act provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into tens and even hundreds of millions of dollars. For these reasons, False Claims Act lawsuits against pharmaceutical manufacturers have increased significantly in volume and breadth in recent years, leading to several substantial civil and criminal settlements, including for as much as $3.0 billion regarding certain sales practices and promoting off label uses. Intent to deceive and actual knowledge is not necessary to establish civil liability, which may be predicated on reckless disregard for or deliberate ignorance of the truth or falsity of the information provided. The federal government continues to use the False Claims Act, and the accompanying threat of significant liability, in investigations against pharmaceutical and health care companies. The False Claims Act has been used to assert liability on the basis of kickbacks and other improper relationships with referral sources, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper promotional activities, including off-label promotion of uses not expressly approved by the FDA in a drug’s label, cGMP violations, and allegations as to misrepresentations with respect to products, contract requirements, and services rendered. In addition, private payors have been filing follow-on lawsuits alleging fraudulent misrepresentation and other claims, although establishing liability and damages in these cases is more difficult than under the False Claims Act. The criminal federal False Claims Act imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false fictitious or fraudulent. Conviction or civil judgment for violation of the False Claims Act can also result in debarment from federal government procurement and non-procurement programs and exclusion from participation in federal healthcare programs. The majority of states also have statutes or regulations similar to the federal False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs. Additionally, the civil monetary penalties statute, among other things, imposes fines against any person who is determined to have presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent.

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

The ACA also included a provision requiring certain providers and suppliers of items and services to federal healthcare programs to report and return overpayments, such as those caused by understated rebate amounts, within sixty days after they are “identified” (the “Overpayment Statute”), after which the recipient of the overpayment incurs federal civil False Claims Act liability. The law prohibits a recipient of a payment from the government from keeping an overpayment when the government mistakenly pays more than the amount to which the recipient is entitled even if the overpayment is not caused by any conduct of the recipient. The Overpayment Rule is not directly applicable to manufacturers, except if a manufacturer is a direct recipient of payment by an agency such as a research grant but may impact their customers and potential customers who are Medicare providers, suppliers, and plans.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third party payors; knowlingly and willfully embezzling or stealing from a healthcare benefit program; willfully obstructing a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, that apply regardless of the payor.

In addition, we may be subject to healthcare data privacy and security regulations promulgated by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic And Clinical Health Act, (“HITECH Act”), and their respective implementing regulations impose certain requirements on covered entities relating to the privacy, security, and transmission of certain individually identifiable health information known as protected health information. Among other things, the HITECH Act, and its implementing regulations, made HIPAA’s security standards and certain privacy standards directly applicable to business associates, defined as persons or organizations, other than members of a covered entity’s workforce, that create, receive, maintain or transmit protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. The HITECH Act also strengthened the civil and criminal sanctions that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws, such as the California Consumer Privacy Act, may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts.

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

There are also an increasing number of analogous state laws and laws in local jurisdictions that regulate price increases, require manufacturers to file reports with states on pricing and price increases, prohibit, restrict and/or require tracking and reporting of gifts, compensation, other remuneration and items of value provided to healthcare professionals and healthcare entities, and require registration of and impose training requirements on sales representatives. Many of these laws contain ambiguities as to what is required in order to comply with such laws. The laws in some states also require pharmaceutical companies to establish and implement compliance programs that are consistent with voluntary industry guidelines and guidance published by the HHS-OIG. Certain state laws also regulate manufacturers’ use of prescriber-identifiable data. These laws may affect our future sales, marketing and other promotional activities by imposing restrictions on those activities as well as administrative and compliance burdens. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Specifically, there have been recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, penalize companies that do not agree to cap prices paid for certain drugs, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in 2016, CMS issued a final rule regarding the Medicaid drug rebate program, which among other things, revises the manner in which the “average manufacturer price” or AMP is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. More recently, Congress amended the Medicaid statute, effective October 1, 2019, to exclude prices paid by secondary manufacturers for an authorized generic drug from the NDA holder’s AMP for the brand, thereby increasing the rebate amount and the 340B price for the brand. This was implemented by CMS in a final rule issued December 31, 2021. The rule also expanded the definition of products identified as “line extensions” and, in certain circumstances, required inclusion of patient copay assistance in Medicaid best price (effective January 1, 2023), thereby potentially increasing Medicaid rebates paid by manufacturers for such drugs. 340B program guidance regulations on civil monetary penalties for statutory violations, which had been finalized in early 2017 but deferred, also recently went into effect. On November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organisation for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. This rule now has been rescinded, but similar programs have been described in recent legislative proposals. While we do not currently have any products available through Medicare, these and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.

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

In addition, in August 2011, President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013. While President Biden previously signed legislation temporarily to eliminate this reduction through the end of 2021, recent legislation will restart the reductions, which will thereafter remain in effect through 2031 unless additional congressional action is taken. While we do not currently have any products available through Medicare, these and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for our potential product candidates if they are approved.

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

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, imposes certain recordkeeping requirements and prohibits various categories of entities – including those which are “issuers” of securities on a US based exchange – and individuals from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates those companies whose securities are listed in the United States to comply with accounting provisions requiring the company to: 1) maintain books and records that, in reasonable detail, accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and 2) devise and maintain an adequate system of internal accounting controls sufficient to assure management’s control, authority, and responsibility over the company’s assets. Activities that violate either the anti-bribery or accounting provisions of the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight and debarment from government contracts.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $3.3 million, $6.2 million, and $13.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. In 2023, we expect to continue to incur research and development expenses as we conduct our post marketing obligations to the FDA.

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

In our Twirla product candidate line the active adhesive system consists of the active ingredients in a polyacrylate adhesive polymer matrix comprising the permeation enhancers dimethylsulfoxide, ethyl lactate, capric acid and lauryl lactate. The active blend is coated onto a release liner, and a backing layer is added on top of the active blend. The peripheral adhesive system comprising three layers, also called the overlay, is added onto the backing layer. The overlay comprises a polyisobutylene adhesive layer, an acrylic adhesive layer, and an overlay covering. The overlay covering is a commercially available silk-like polyester fabric. The adhesive components of the overlay, in addition to their adhesive function, create an in situ seal with the disposable release liner, trapping evaporable solvents in the active blend, thereby extending the usable shelf life of the product candidate and contributing to the comfort and effectiveness of the transdermal system during use. Prior to use of any of our potential product candidates, the release liner is removed by the user and discarded. The patch is then applied to the skin.

Three U.S. patents are listed in the FDA’s Orange Book. Five other previously-listed U.S. patents have now expired. Of those expired U.S. Patents, foreign counterparts have been granted and remain in force in China, Hong Kong, India, Israel and Mexico. Those patents are directed to the dried final product formulation used in Twirla and to methods of administration.

U.S. Patent Nos. 8,246,978, 8,747,888, and 9,050,348, currently listed in the Orange Book, are directed to structural features of the transdermal delivery system used in Twirla patch design for transdermal delivery of hormones or of other drugs. As such, these patents protect a platform technology for delivery of LNG, EE, other hormones, and other drugs. These patents expire in July and August 2028. Foreign counterparts have been granted in Australia, Brazil, Canada, Eurasia, Switzerland, Germany, Spain, France, United Kingdom, Hong Kong, Ireland, India, Italy, Japan, Netherlands, New Zealand and Japan.

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

U.S. Patent No. 9,364,487 is directed to a composition and device for transdermal delivery of LNG for P-only therapy. The composition contains an anti-oxidant to protect the progestin against oxidative degradation caused by other components of the composition. Foreign counterparts are granted in Canada, Europe, Hong Kong, India, Japan and Mexico. Though not relevant to any current pipeline products, these patents may be useful for protection of future products. These patents expire in November 2032.

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

Regulatory Exclusivity

Our NDA for Twirla was submitted under Section 505(b)(2) of the FDCA. Even though Twirla utilizes API that were previously approved in the United States, Twirla utilizes LNG in a new dosage form, specifically a transdermal patch, and we provided new clinical data essential to approval in our NDA to establish the safety and efficacy of Twirla. Therefore, we received three years of U.S. marketing exclusivity for Twirla under the Hatch Waxman Act. Twirla’s marketing exclusivity, which prohibited the FDA from approving ANDAs and 505(b)(2) NDAs for the conditions of the Twirla approval, expired on February 13, 2023.

Employees

As of December 31, 2022, we had 22 full time employees, including five in research and development and seventeen in selling, general and administrative roles. As of November 1, 2022, we reorganized and streamlined our executive leadership team and general workforce to align with our business plan to promote Twirla growth. As part of the reorganization, we appointed Geoffrey Gilmore to Chief Administrative Officer in order to consolidate and streamline our G&A functions and appointed Amy Welsh to serve as our Chief Commercial Officer. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

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

Since the aggregate market value of our voting stock held by non-affiliates was less than $250 million on June 30, 2022, we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. As a “smaller reporting company” with less than $100 million in annual revenues we are a non-accelerated filer under the rules of the SEC, and an auditor attestation report over Internal Controls over Financial Reporting does not need to be included in the 2022 Form 10-K.

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

Twirla is the first and only product that we are commercializing. The rest of our potential product candidates are in earlier stages of clinical development and will require additional product development, clinical studies and funding in order to advance towards commercialization, which could take considerable time. Our ability to generate revenues and become profitable will depend in large part on the commercial success of Twirla.

The commercial success of Twirla will depend upon (1) the hormonal contraceptive market landscape and (2) acceptance and uptake of Twirla by prescribers, patients and third-party payors. Risks related to the hormonal contraceptive market landscape include:

●	The prescription contraceptive market could experience a decrease in growth or negative growth if fewer women choose to use hormonal contraception;
●	Price pressures and decisions to deny reimbursement coverage from third party payors, including managed care organizations and government-sponsored health systems, could limit our revenue;
●	The proportion of the hormonal contraceptive market comprised of generic products could continue to increase, making the commercialization of a branded contraceptive difficult and expensive and increasing costs associated with marketing and market access;
●	The perceived safety of hormonal contraceptives could be negatively affected by media reports of adverse effects and advertisements for mass tort lawsuits due to adverse effects;
●	Competition in the hormonal contraceptive market from existing branded or generic contraceptives, or as a result of the introduction of new contraceptives, including the potential of a new generic or branded competitive contraceptive patch;
●	Healthcare reform activities, including, without limitation, the repeal, reform or replacement of the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 or, collectively, the Affordable Care Act, or ACA, and its effects on pharmaceutical coverage, reimbursement and pricing, could limit our revenue.

Secondly, if Twirla does not gain an adequate level of acceptance among prescribers, patients and third party payors, we may not generate significant product revenues or become profitable. Market acceptance of Twirla by prescribers, patients and third-party payors and our resulting ability to commercialize Twirla will depend on a number of factors, some of which are beyond our control, including:

●	Availability of adequate coverage or reimbursement of Twirla by third parties, such as insurance companies and other payors, and by government healthcare programs, including Medicare, Medicaid and state health insurance exchanges;
●	Efficacy, safety and other potential advantages of Twirla in relation to alternative treatments;
●	Relative convenience, acceptability of use, and ease of administration of Twirla;
●	Prevalence and severity of adverse events associated with Twirla;

●	Willingness of prescribers to prescribe a contraceptive patch based on the labeling and prior safety experience with the generic contraceptive patch already on the market. For more information regarding the prior safety and market experience with the prior patch see Part 1, Item 1, Contraceptive Patch Market Experience;
●	Openness among Planned Parenthood and other non-retail healthcare providers to make Twirla available to the patients they serve;
●	Cost of Twirla in relation to alternative treatments, including generic products;
●	Access to the prescriber universe, particularly obstetrics and gynecology physicians, and pharmacists (in states where they are permitted to prescribe) could be limited, decreasing our ability to promote Twirla efficiently;
●	Our reliance on data from external, unverifiable sources of data and market research to estimate the size of the CHC market, the potential market opportunity for Twirla, and to identify healthcare providers most likely to prescribe Twirla;
●	Extent and strength of our third-party manufacturer and supplier support and ability to meet our market demand;
●	Extent and strength of our marketing and distribution support; and
●	Dose, limitations, warnings, or contraindications contained in Twirla’s FDA approved labeling, including safety warnings and precautions, contraindications and limitations on the use of Twirla for women based on BMI, and any potential revisions thereto.

For example, prescribers and patients may not be immediately receptive to a transdermal contraceptive system, as opposed to a pill or any other method, and may be slow to adopt it as an accepted treatment for the prevention of pregnancy. We also may face unexpected competition. Upon approval by the FDA, we received three years of FDA marketing exclusivity for Twirla under the FDCA. This three-year marketing exclusivity expired on February 14, 2023. Thus, Twirla’s protection from competition is derived solely through the Twirla patent and trade secret portfolio, and we cannot guarantee that we will be able to protect our intellectual property rights in the marketplace. See Risks Related to Intellectual Property Rights. Competition that Twirla and our potential product candidates may face from generic or similar versions of the same or similar products could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in Twirla or our potential product candidates.

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

At present, we have a limited number of marketing personnel and rely on a contract sales organization, or CSO, in the United States. In April 2020, we entered into an agreement with inVentiv Commercial Services, a Syneos Health group company, to provide a contract sales force and related sales services for Twirla, and they have been detailing Twirla to health care providers through both live and virtual meetings.

We cannot guarantee that we will be successful in marketing Twirla in the United States. We may not be able to continue to develop our own marketing capabilities or a contract sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize Twirla in the United States include:

●	Our or our contractor’s inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	The ability of sales personnel to obtain access to or persuade adequate numbers of prescribers to prescribe Twirla, which has been and may continue to be influenced by the COVID-19 pandemic;
●	The lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	The costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
●	Liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;
●	Unforeseen costs and expenses associated with creating an independent sales and marketing organization or partnering with our contract sales organization, including difficulty managing the growth that both of these activities would require; and
●	Our ability to obtain the revenue or financing necessary to meet our contractual obligations to our CSO, with the potential result that our sales force could be recalled by the CSO.

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

Twirla was approved in the U.S. based on the SECURE clinical trial, in which patients were enrolled for 13 cycles of treatment. Twirla will now be used by larger numbers of patients, potentially for longer periods of time, and we and others (including regulatory agencies and private payors) will endeavor to collect extensive information on the efficacy and safety of Twirla by monitoring its use in the marketplace. In addition, we will endeavor to conduct the PMR. New safety, efficacy, or dosing data from both market surveillance and our post-marketing clinical trials may result in negative consequences including:

●	Modification to product labeling or promotional statements, such as additional boxed or other warnings contraindications, or limitations, or the issuance of “Dear Doctor Letters” or similar communications to healthcare professionals or the public regarding safety, efficacy, or other concerns;
●	Imposition of additional post-marketing clinical trial requirements, distribution restrictions or other risk management measures, such as a risk evaluation and mitigation strategy, REMS, which could include elements to assure safe use;
●	Suspension or withdrawal of regulatory approval;
●	Suspensions or termination of ongoing clinical trials or refusal by regulators to approve pending marketing applications or supplements to approved applications;
●	Suspension of, or imposition of restrictions on, our operations, including costly new manufacturing requirements with respect to Twirla;
●	Costly and time-consuming corrective actions; and
●	Voluntary or mandatory product recalls or withdrawals from the market and costly product liability claims.

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

We have incurred losses in each year since our inception in December 1997. Our net loss was $25.4 million, $71.1 million and $51.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $409 million. Our cash and cash equivalents will not be sufficient to fund our current and planned operations through the 12 months following the date on which this Annual Report on Form 10-K is filed, which raises substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future.

Specialty pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur expenses without corresponding revenues until we are able to sell

Twirla in significant quantities, which may not happen. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We will require additional capital to fund our operating needs into the second quarter of 2023, including among other items, the commercialization of Twirla and advancing the development of our other potential product candidates. We may not be able to obtain sufficient additional funding to continue our operations at planned levels and be forced to reduce, or even terminate, our operations. To date, we have financed our operations primarily through sales of common stock, convertible preferred stock and convertible promissory notes and to a lesser extent, through term loans and government grants.

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

Our operations have consumed substantial amounts of cash since our inception. From our inception to December 31, 2022, we have cumulative net cash flows used by operating activities of $375.7 million. We will need to obtain additional capital to fund our future operations, including the commercialization of Twirla. We will need to obtain additional financing to resume development of our pipeline. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

Our future funding requirements will depend on many factors, including, but not limited to:

●	Our ability to successfully commercialize Twirla;
●	Our ability to have commercial product successfully manufactured in compliance with FDA regulations;
●	Amount of sales and other revenues from Twirla, including the selling prices and the availability of adequate third-party coverage and reimbursement;
●	Our ability to control our operating expenses and inventory levels in relation to the revenue growth of Twirla;
●	Our ability to meet our minimum purchase requirements under our supply agreement with Corium, our third party manufacturer;
●	Sales and marketing costs associated with commercializing Twirla, including the cost and timing of expanding our marketing and sales capabilities and infrastructure;
●	Time and cost necessary to obtain regulatory approvals for our other potential product candidates that may be required by regulatory authorities;
●	Progress, timing, scope and costs of our clinical trials and studies, including the ability to timely meet our PMR milestones;
●	Terms and timing of any potential future collaborations, licensing or other arrangements that we may establish;
●	Cash requirements of any future acquisitions or pipeline development;

●	Time and cost necessary to respond to technological and market developments;
●	Costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	Costs associated with any potential business or product acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish;
●	Costs associated with the commercial manufacturing process for Twirla and/or the establishment of a backup supplier; and
●	Costs associated with the hiring of new employees and maintaining our contract sales force.

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

We anticipate incurring significant costs associated with the commercialization of Twirla. Our ability to become and remain profitable depends on our ability to generate revenue in excess of our increasing costs. Even accounting for revenues from the sale of Twirla, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or obtain additional funding or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations. In the event we are not able to continue operations at planned levels, we may not be able to meet manufacturing minimums under the Corium Agreement, which may delay or prevent our becoming profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise additional capital, expand our business or continue our operations.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In February 2020, we entered into the Perceptive Credit Agreement, the terms of which are described in more detail in Part 2, Item 7, Financial Overview. The Perceptive Credit Agreement, as amended, subjects us to various customary affirmative and negative covenants, which are described in Part 2, Item 8, Note 9 to Financial Statements. Our business may be adversely affected by these restrictions on our ability to operate our business. The Perceptive Credit Agreement also subjects us to financial covenants in respect of minimum liquidity and minimum product revenue.

The loans provided under the Perceptive Credit Agreement are secured by substantially all of our property. The Perceptive Credit Agreement contains certain customary events of default, which include, among others, non-payment of principal, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, certain regulatory-related events and events constituting a Change of Control (as defined in the Perceptive Credit Agreement). We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. We have received a waiver of certain financial covenants through the second quarter of 2023. In the event we do not pay off our indebtedness to Perceptive, we will need to negotiate for a waiver of our obligations to comply with the covenants relating to revenue for Twirla in the second quarter of 2023. If we cannot repay our indebtedness and do not receive a waiver, we may be required to delay, limit, reduce or terminate our pipeline development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Perceptive could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes substantially all of our property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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

As a third-party manufacturer, Corium’s business operations are completely beyond our control, and we have no influence over whether Corium changes its management or its business operations or discontinues them entirely. Furthermore, we do not control the manufacturing process of Twirla. Corium or other contract manufacturers that we may use are subject to routine inspection by regulatory authorities, including the FDA. If our contract manufacturer cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, they may receive adverse inspectional findings, may need to undertake costly and time-consuming corrective actions, and may not be able to maintain regulatory approval for their manufacturing facilities and may expose us to enforcement actions. If the FDA withdraws its approval of Corium’s facilities for the manufacture of Twirla, or if Corium experiences quality or other regulatory issues, we may need to find alternative manufacturing facilities that would also require FDA approval, which would significantly impact our ability to develop and sustain our market share of Twirla.

Corium may experience issues in the manufacturing process for Twirla. The custom machinery used to manufacture Twirla could malfunction at any time, creating a delay in manufacturing as Corium secures replacement parts, repairs and revalidates the equipment and manufacturing process, or, if the equipment cannot be repaired, we seek to secure alternative third-party manufacturers. Any such delays could limit our ability to meet commercial demand for Twirla, or to do so at an acceptable cost, either of which could delay, prevent, or impair the commercialization of Twirla.

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

Because we outsource all of our manufacturing processes, there is no guarantee that there will be sufficient supplies to fulfill our requirements or that we may obtain such supplies on acceptable terms. In addition, we are required to meet quantity minimums under our supply agreement with Corium. We may not realize sufficient commercial demand for Twirla to meet these obligations, which may result in periodic delays in the manufacturing process, penalty payments, or termination of the agreement. For example, during 2021, we did not meet all of our minimum quantity purchases from Corium, and as a result, paid penalties as defined in the contract. In July 2022, we amended the Corium Agreement to restructure the minimums applicable to the purchase of manufactured Twirla, defined as minimum revenue requirements. In the event we do not meet the guaranteed minimum revenue requirements in any given year, we will be required to make additional payments to Corium for the shortfall. If it becomes necessary to engage an additional third-party manufacturer to produce Twirla, we may need to license certain manufacturing know-how from Corium, and our commercial supply will be limited while the new third-party manufacturer develops the necessary know-how to manufacture Twirla and while we obtain regulatory approval for the addition of a new manufacturer and processes.

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

We currently rely and plan to continue to rely on CROs and clinical trial sites for most aspects of our post-marketing study and any other clinical trials of our potential product candidates, such as trial conduct, data management, statistical analysis and electronic compilation of our FDA submission. We may enter into agreements with additional CROs and clinical trial sites to obtain additional resources and expertise in an attempt to accelerate our progress with regard to new or ongoing clinical and preclinical programs, which involves substantial cost and requires extensive management time and focus. Delays may occur, which may materially impact our ability to meet our desired post-marketing and clinical development timelines and ultimately have a material adverse impact on the commercialization of Twirla, our ability to maintain our marketing authorization for Twirla, our operating results, financial condition or future prospects. For example, we plan to engage the services of a CRO to design, conduct, and complete the PMR database study, which will require substantial time and resources. If the CRO cannot obtain the necessary sample for the database and complete the study in a timely manner, we may be unable to meet study milestones and may fail to complete the study required by the FDA and subsequently may lose our marketing authorization for Twirla or be subject to other enforcement actions, and be forced to suspend commercial activities regarding the product.

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

We may retain third-party service providers to perform a variety of functions related to Twirla, key aspects of which will be out of our direct control. These service providers may provide key services related to customer service, accounts receivable management, cash collection, pharmacovigilance and adverse event reporting, safety database management, and related services. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to enforcement actions.

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

Risks Related to Our Business Operations and Industry

Public health emergencies, the ongoing COVID-19 pandemic, or pandemics could have a material adverse impact on our business, financial condition and results of operations, including our ability to successfully produce, market, and distribute Twirla.

As a result of public health emergencies, the ongoing COVID-19 pandemic or other pandemics, we may experience disruptions that could severely affect our business, including our plans to clinically develop and commercialize our products. The COVID-19 pandemic was extensive and affected many aspects of society and resulted in significant disruptions to global business activities and capital markets around the world. Some global business interruptions resulting from COVID-19 continue to persist, including ongoing global supply chain issues, which could impact the operations of our third-party manufacturer, Corium, as well as its suppliers of raw materials. If Corium or any of its suppliers of raw materials are adversely impacted a pandemic, we may experience delays or disruptions in our supply chain, which could have a material and adverse impact on our business. As a result, we may not be able to obtain sufficient quantities of Twirla, which could impair our ability to commercialize Twirla.

A public health emergency or pandemic could also adversely impact our ability to sell our products in the field. During the COVID-19 pandemic, social distancing orders and closures of doctor’s offices limited the ability of our sales representatives to interact with healthcare providers and also restricted the ability of patients to interact with their healthcare providers and obtain prescriptions for our products. Patients may also be more reticent to visit their providers to obtain prescriptions in the midst of a pandemic. A resurgence of the COVID-19 pandemic may negatively affect our ability to commercialize Twirla.

If a public health crisis, pandemic, or other factors impact our current business plan, our ability to generate revenue may be adversely impacted. Significant delays in the timelines to manufacture commercial supply of Twirla, and/or the ability of a salesforce to engage with healthcare providers could delay, or even prevent, our ability to generate revenue, which in turn could require us to raise additional capital.

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

On August 15, 2022 we received a letter from the Nasdaq Stock Market, or Nasdaq, indicating that we have failed to comply with the minimum bid price requirement, which requires that companies listed on The Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share (“Bid Price Requirement”). The notification of noncompliance had no immediate effect on the listing or trading of our common stock.

In accordance with Nasdaq rules, we had a 180-calendar day grace period, or until February 13, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. The continued listing standard would have been met if our common stock had a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period. In February 2023, we requested and were granted by the Listing Qualifications Department of Nasdaq a 180-day extension to regain compliance with the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market, giving us until August 14, 2023, to meet the Bid Price Requirement, or effect a reverse stock split if necessary. On March 9, 2023 our shareholders approved a proposal to, at the Board’s discretion, effect a reverse stock split with respect to our issued and outstanding Common Stock, at a ratio of 1-for-20 to 1-for-50, at any time prior to June 30, 2023, with the exact ratio to be determined within that range at the discretion of the Board and included in a public announcement.

There can be no assurance that our reverse stock split will enable us to regain compliance with the Bid Price Requirement or that we will otherwise be in compliance with other Nasdaq listing criteria. Even if the reverse stock split succeeds in bringing us into compliance with Bid Price Requirement in the short term, if we fail to maintain compliance through April 2024, our stock may be subject to delisting. At that time, we may appeal the determination to a Hearings Panel. If our securities are delisted, it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair the liquidity of our common stock and could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in potential loss of confidence by investors, employees, and fewer business development opportunities.

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

Certain of our outstanding common stock purchase warrants contain price protection provisions (and anti-dilution protection) in the event that we sell our securities at prices lower than the current exercise price of such warrants, which may have a negative impact on the trading price of our common stock or impair our ability to raise capital.

As of December 31, 2022, we had 46,250 common stock purchase warrants outstanding that were issued in connection with the Perceptive Credit Agreement that contain price protection provisions in the event that we sell securities at a price per share below their respective exercise prices on or before June 30, 2023 (collectively “Price Protection Warrants”). On March 22, 2023, in connection with the Waiver and Sixth Amendment to the Perceptive Credit Agreement, the current exercise price of the Price Protection Warrants was reset to $0.21 per share.  In the event that we sell securities at a price per share lower than the current exercise price of the Price Protection Warrants on or before June 30, 2023, their exercise prices will be reduced to match that lower price. Any future adjustments to the exercise prices of the Price Protection Warrants may have a negative impact on the trading price of our common stock. Additionally, raising additional capital with new investors may be difficult as a result of the adjustment feature.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our results of operations and financial condition. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, evaluating the effectiveness of our internal controls and disclosing any changes or material weaknesses identified through such evaluation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In February 2023, we determined that we incorrectly classified certain warrants that were issued to investors in connection with a public offering of our common stock in October 2021, a registered direct offering of our preferred stock in March 2022, and a public offering of our common stock in July 2022. Our management subsequently concluded that a material weakness existed and our internal control over financial reporting was not effective as of October 2021.

As a result, we determined that there were material errors in the financial statements that required a restatement of the December 31, 2021 financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 and our Forms 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022. This was due to the inadequate design and implementation of controls to evaluate the accounting for warrant classification between liability and equity.

Management is implementing enhanced internal controls to remediate the material weakness. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature and identification of third-party accounting professionals with whom to consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. If we are not able to comply with the requirements of the Sarbanes-Oxley Act or if we are unable to maintain effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements or guarantee that information required to be disclosed by us in the reports that we file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any failure of our internal control over financial reporting or disclosure controls and procedures could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.

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

We have never paid monetary dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

We have not paid monetary dividends on our common stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

●	Authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of our common stock;
●	Provide for a classified board of directors, with each director serving a staggered three-year term;
●	Prohibit our stockholders from filling board vacancies, calling special stockholder meetings or taking action by written consent;
●	Provide for the removal of a director only with cause and by the affirmative vote of the holders of 75% or more of the shares then entitled to vote at an election of our directors;
●	Define the number of holders of the shares outstanding of our capital stock needed to constitute a quorum for the transaction of business at the meeting of stockholders as one-third;
●	Require advance written notice of stockholder proposals and director nominations; and
●	Require any action instituted against our officers or directors in connection with their service to the Company to be brought in the state of Delaware.

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

As of March 14, 2023, we had 11 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities. The closing price of our common stock on March 15, 2023 was $0.22.

Dividends

We have never declared or paid a cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. In addition, our Credit Agreement and Guaranty among us, the guarantors from time-to-time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, L.P., as a lender and as Administrative Agent for the lenders, contains, and any other loan facilities that we may enter into may contain, restrictions on our ability to pay dividends. Subject to such restrictions, any future determinations to pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and any other factors that our board may deem relevant.

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

The following graph shows a comparison from December 31, 2017 through December 31, 2022 of the cumulative total return for our common stock, and the Nasdaq Composite Index and The Nasdaq Biotechnology Index. The graph assumes that $100 was invested at the market close on December 31, 2017 in the common stock of Agile Therapeutics, Inc., the Nasdaq Composite Index and The Nasdaq Biotechnology Index and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return

December 31, 2022

$ 300.00
$ 270.00
$ 240.00
$ 210.00
$ 180.00
$ 150.00
$ 120.00
$ 90.00
$ 60.00
$ 30.00
$ 0.00
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Agile Therapeutics, Inc.	$ 100.00	$ 21.56	$ 92.94	$ 106.69	$ 18.14	$ 0.21
Nasdaq Composite	$ 100.00	$ 96.12	$ 129.97	$ 186.69	$ 226.63	$ 151.61
Nasdaq Biotechnology	$ 100.00	$ 90.68	$ 112.81	$ 141.78	$ 140.88	$ 125.52

Item 6. [Reserved]

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

Overview

We are a women’s healthcare company dedicated to fulfilling the unmet health needs of today’s women. We are committed to innovating in women’s healthcare where there continues to be unmet needs – not only in contraception – but also in other meaningful women’s health therapeutic areas. We are focused on our advancement as a commercial company and the growth of our first and only product, Twirla, a once-weekly prescription combination hormonal contraceptive patch. For a summary of our ongoing commercial plan and programs for Twirla, see Part I, Item 1, “Business.”

Financial Overview

Since our inception in 1997 through 2021, we generated minimal revenue and have never been profitable. Through December 31, 2022, we had an accumulated deficit of $409 million, and our net loss was $25.4 million, $71.1 million and $51.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. We expect to continue to incur significant operating losses for the foreseeable future as we commercialize Twirla. We have financed our operations primarily through the public offerings of equity securities, convertible preferred stock, term loans and sale of our New Jersey net operating losses. As of December 31, 2022 and 2021, we had $5.2 million and $19.1 million in cash and cash equivalents, respectively.

Moving forward, we plan to monitor our cash and cash equivalents balances, in an effort to ensure we have adequate liquidity to fund our operations. If we encounter unforeseen factors that impact our current business plan or our ability to generate revenue from the commercialization of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations using existing cash and cash equivalents.

As we develop as a commercial company, we anticipate that our operating expenses will be primarily focused on commercialization activities for Twirla. We also expect a portion of our operating expenses in the future will be related to research and development as we pursue our post-marketing studies for Twirla, including conducting our long-term, prospective observational safety study, which is a post marketing requirement from the FDA, and evaluate the development of our pipeline. As of December 31, 2022, we have significantly reduced our operating expenses through several measures, including optimizing our sales force, reducing reliance on third-party service providers reducing our advertising spend, and reorganizing our executive leadership team and general personnel. We are committed to continuing to explore ways to reduce expenses and focus efforts and resources on commercialization and uptake of Twirla. Our ability to reduce our operating loss and begin to generate positive cash flow from operations depends on the continued success in commercializing Twirla and maintaining discipline over our operating expenses. We continue to explore business development opportunities to commercialize a second product, and to do so in a way that we believe would contribute to our ability to reduce our operating losses and reduce our time to achieving positive cash flow from operations.

Going Concern

As of December 31, 2022, we had cash and cash equivalents of $5.2 million. We believe our current cash and cash equivalents will support operations into the second quarter of 2023.

We have generated losses since inception, used substantial cash in operations, and anticipate we will continue to incur net losses for the foreseeable future. Our future success depends on our ability to obtain additional capital and/or implement various strategic alternatives, and there can be no assurance that any financing can be realized by us, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate. If we are unable to raise capital when needed or on acceptable terms, we then will be unable to continue the commercialization of Twirla, be required to cut operating costs, and forego future development and other opportunities. Based upon the foregoing, management has concluded that there is substantial doubt about our ability to continue as a going concern through the 12 months following the date on which this Annual Report on Form 10-K is filed.

We continue to analyze various alternatives, including refinancing alternatives, potential asset sales and mergers and acquisitions. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, whether through the issuance of equity or convertible debt securities, or any combination thereof, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including Twirla, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funds when needed or on acceptable terms, we then may be unable to continue the commercialization of Twirla and may also be required to further cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

The financial statements as of December 31, 2022 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on our business plan and continue the commercial growth of Twirla. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the years ended December 31, 2022 and 2021, net sales totaled $10.9 million and $4.1 million, respectively, representing the sale of 114,546 units and 35,172 units, respectively. The increase in net sales was driven by increased sales in both the retail and non-retail channels.

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

For the years ended December 31, 2022 and 2021, cost of product revenues totaled $6.8 million and $10.7 million, respectively.

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

Historically, research and development activities were central to our business model and to date, our research and development expenses have been related primarily to the development of Twirla. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis, as the majority of our past and planned expenses have been and will be in support of Twirla. Our research and development expenses have reduced significantly over the past three years.

For the years ended December 31, 2022, 2021 and 2020, our research and development expenses were approximately $3.3 million, $6.2 million and $13.5 million, respectively. The following table summarizes our research and development expenses by functional area.

	Year ended December 31,
	2022	2021	2020

	(In thousands)
Clinical development	$977	$3,394	$2,022
Regulatory	480	282	951
Personnel related	1,426	2,115	2,086
Manufacturing—commercialization	—	(35)	7,790
Stock-based compensation	370	490	651
Total research and development expenses	$3,253	$6,246	$13,500

It is difficult to determine with any certainty the exact duration and completion costs of any of our future clinical trials of Twirla or our current and future potential product candidates we may advance. It is also difficult to determine if, when or to what extent we will generate revenue from the commercialization and sale of our potential product candidates that obtain regulatory approval.

Future research and development costs incurred for our potential product candidates and required post-marketing studies will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, the rate of subject enrollment, access to additional capital, and significant and changing government regulation. For the foreseeable future, we expect the current public health crisis to have a negative effect on the conduct of clinical trials. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration (“FDA”) or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, or experience issues with our manufacturing capabilities, we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, coupled with an assessment of each product candidate’s commercial potential. Substantially all of our resources are currently dedicated to continuing to commercialize Twirla.

Selling and Marketing Expenses

Selling and marketing expenses consist principally of the cost of salaries and related costs for personnel in sales and marketing, our contract sales force, brand building, advocacy, market research and consulting. Selling and marketing expenses are expensed as incurred.

For the years ended December 31, 2022, 2021 and 2020, our selling and marketing expenses totaled approximately $30.4 million, $43.4 million and $23.3 million, respectively. Our commercial launch of Twirla in the United States utilized a contract sales force. We anticipate that our selling and marketing expenses will continue to be significant as our commercialization efforts continue.

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

For the years ended December 31, 2022, 2021 and 2020, our general and administrative expenses totaled approximately $11.9 million, $14.7 million and $12.7 million, respectively. We anticipate that our general and administrative expenses will stabilize in the future.

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

In accordance with ASC 606, we recognize revenue when our performance obligation is satisfied by transferring control of the product to a customer. Per our contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. Trade accounts receivable due to us from contracts with our customers are stated separately in the balance sheet, net of various allowances as described in the Trade Accounts Receivable policy in Note 3 to the Financial Statements, “Summary of Significant Accounting Policies.”

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrued liability or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low in any particular period. Based on historical experience, actual results have not been materially different from our estimates. As of December 31, 2022, we did not have any ongoing clinical trials.

Warrants

We account for warrants to purchase common stock in accordance with Accounting Standards Codification, or ASC, 480, Distinguishing Liabilities from Equity. ASC 480 requires that a financial instrument – other than an outstanding share, that, at inception, is indexed to an obligation to repurchase the issuer’s equity shares, regardless of the timing or the probability of the redemption feature and may require the issuer to settle the obligation by transferring assets, these warrants are classified as a liability. We measure the fair value of our warrant liability using the Black-Scholes option-pricing model with changes in fair value recognized as increases or reductions to other income (expense) in the statement of operations.

All Perceptive Warrants are accounted for in equity, whereas all warrants associated with our various financings are accounted for as liabilities. In accordance with ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity, these liabilities are measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations each reporting period. Initial fair value measurements are recorded as liabilities with any excess value over net cash proceeds representing a current period loss, in the event fair value is less than the net cash proceeds, the remaining value is recorded in additional paid-in capital.

In February 2020 we entered into a senior secured term loan facility with Perceptive Credit Holdings III, L.P. (“Perceptive”), pursuant to which we issued warrants to purchase 35,000 shares of our common stock to Perceptive. In connection with an amendment to that facility in February 2021, we issued additional warrants to purchase 11,250 shares of our common stock (together with the February 2020 warrants, the “Perceptive Warrants”). The Perceptive Warrants qualify for equity classification and have been allocated based upon the relative fair value of the base instrument and the warrant. The Perceptive Warrants are subject to repricing in the event of an offering of securities at a price lower than the existing strike price before December 31, 2022. In connection with the Waiver and Sixth Amendment to the Perceptive Credit Agreement (the “Sixth Amendment”), we amended and restated the Perceptive Warrants to reset the strike price of the Perceptive Warrants. See Note 10 for additional information.

In connection with an underwritten public offering completed in October 2021, we issued warrants to purchase 333,333 shares of our common stock. This offering triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants. This reduction resulted in an immaterial increase to additional paid-in-capital. See Note 10 for additional information.

In connection with a registered direct offering completed in March 2022 we issued warrants to purchase 1,242,813 shares of our common stock. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants. This reduction resulted in an immaterial increase to additional paid-in-capital. See Note 10 for additional information.

In connection with a letter agreement and waiver entered into with an investor on April 2022, we issued warrants to purchase 212,188 shares of common stock. See Note 10 for additional information.

In connection with a public offering completed in July 2022 we issued warrants to purchase 54,666,665 shares of our common stock. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants.

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

Comparison of Years Ended December 31, 2022 and 2021

	Year Ended
	December 31,
	(In thousands)
	2022	2021 (Restated)	Change

Revenues, net	$10,884	$4,101	$6,783
Cost of product revenues	6,836	10,718	(3,882)
Gross profit	4,048	(6,617)	10,665

Operating expenses:
Research and development	$3,253	$6,246	$(2,993)
Selling and marketing	30,369	43,444	(13,075)
General and administrative	11,860	14,698	(2,838)
Loss on disposition of assets	11,122	—	11,122
Total operating expenses	56,604	64,388	(7,784)
Loss from operations	$(52,556)	$(71,005)	18,449

Other income (expense)
Interest income	80	25	55
Interest expense	(3,131)	(3,914)	783
Unrealized gain on warrant liability	25,520	3,827	21,693
Total other income (expense), net	22,469	(62)	22,531
Loss before benefit from income taxes	(30,087)	(71,067)	40,980
Benefit from income taxes	4,675	—	4,675
Net loss	$(25,412)	$(71,067)	$45,655

Revenues. Revenues, net increased by $6.8 million, or 165%, from $4.1 million for the year ended December 31, 2021, to $10.9 million for the year ended December 31, 2022. Unit sales increased by approximately 79,000 units, or 226%, from 35,172 units for the year ended December 31, 2021, to 114,546 units for the year ended December 31, 2022. The decrease percentage in growth between dollars and units pertains to increased price discounts offered to the non-retail sales channel. Revenue, net consists of sales of Twirla, which was approved by the FDA in February 2020 and launched in the US in December 2020, and reflects the shipment of Twirla to specialty distributors, net of estimates for applicable variable consideration, which consist primarily of wholesale distribution fees, prompt pay and other discounts, rebates, chargebacks, product returns and co-pay assistance programs.

Cost of product revenues. Costs of product revenues decreased by $3.9 million, or 36% from $10.7 million for the year ended December 31, 2021, to $6.8 million for the year ended December 31, 2022. Costs of product revenues consist of direct and indirect costs related to the manufacturing of Twirla sold, including third-party manufacturing costs, packaging services, freight, obsolescence and allocation of overhead costs that are primarily fixed such as depreciation, salaries and benefits, and insurance. Cost of product revenues for the year ended December 31, 2021 included approximately $5.3 million of obsolescence reserves for inventory not expected to be sold prior to its shelf-life date.

Research and development expenses. Research and development expenses decreased by $3.0 million, or 48%, from $6.2 million for the year ended December 31, 2021 to $3.3 million for the year ended December 31, 2022. This decrease in research and development expenses was primarily due to a decrease in clinical development expenses of $2.4 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021.  This decrease reflects a reduction in spending related to our pipeline evaluation and development.

Selling and marketing expenses. Selling and marketing expenses of $30.4 million for the year ended December 31, 2022 decreased by $13.1 million, from $43.4 million for the year ended December 31, 2021. This decrease in selling and marketing expenses is due to reduced spending on marketing initiatives and the optimization of our contract sales force.

General and administrative expenses. General and administrative expenses of $11.9 million for the year ended December 31, 2022 decreased by $2.8 million, or 19%, from $14.7 million for the year ended December 31, 2021. This decrease in general and administrative expense was primarily due to reduced headcount.

Loss on disposition of assets. In accordance with ASC 610-20, we recognized an $11.1 million one-time, non-cash charge, which represents the loss on the transfer of fixed assets to Corium in connection with the amended Corium agreement (see Note 13 to the financial statements).

Interest income. Interest income comprises interest income earned on cash, cash equivalents and marketable securities.

Interest expense. Interest expense is attributable to our term loan with Perceptive and includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan. Interest expense decreased by $0.8 million, from $3.9 million for the year ended December 31, 2021 to $3.1 million for the year ended December 31, 2022, due to principal payments made throughout 2022.

Unrealized gain on warrant liability. The unrealized gain was $25.5 million and $3.8 million for the years ended December 31, 2022 and 2021, respectively. Unrealized gain is attributable to the subsequent non-cash changes in the estimated fair value of the warrants associated with a public offering of the Company’s stock in October 2021, a registered direct offering of the Company’s preferred stock in March 2022 and a public offering of the Company’s Common Stock in July 2022.

Net Operating Losses and Tax Carryforwards

As of December 31, 2022, we had approximately $390.6 million of federal and $79.90 million of state net operating loss carryforwards. We also potentially have federal and state research and development tax credits which would offset future taxable income. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, for federal net operating losses generated prior to 2018, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. As of December 31, 2022, all of our net operating losses were fully offset by a valuation allowance.

Liquidity and Capital Resources

At December 31, 2022, we had cash and cash equivalents totaling $5.2 million. We invest our cash equivalents and marketable securities in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Year Ended December 31,

	2022	2021	2020

	(In thousands)
Net cash used in operating activities	$(35,947)	$(65,202)	$(47,311)
Net cash (used in) provided by investing activities	(133)	39,460	(40,690)
Net cash provided by financing activities	22,183	30,422	67,985
Net (decrease) increase in cash and cash equivalents	$(13,897)	$4,680	$(20,016)

Operating Activities

We incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as Twirla was being developed. With the approval of Twirla early in 2020, our operating expenses shifted substantially to selling and marketing as we built out our commercial infrastructure. Net cash used in operating activities was $35.9 million for the year ended December 31, 2022 and consisted primarily of a net loss of $25.4 million, a $25.5 million non-cash gain on the warrant liability and a net increase in working capital items of $2.1 million. These uses of cash were partially offset by non-cash stock-based compensation expense of $2.5 million, an $11.1 million non-cash loss on the disposition of assets, depreciation expense of $1.3 million and $2.2 million of other non-cash charges, primarily interest expense. Net cash used in operating activities was $65.2 million for the year ended December 31, 2021 and consisted primarily of a net loss of $71.1 million, a $3.8 million non-cash gain on the warrant liability and a net increase in working capital items of $2.9 million, largely an increase in inventory of $6.3 million and an increase in prepaid expenses of $1.0 million, offset by an increase in accounts payable and accrued expenses of $5.2 million. These uses of cash were partially offset by non-cash stock-based compensation expense of $3.3 million, a non-cash inventory reserve of $5.3 million, depreciation expense of $2.1 million and $1.8 million of other non-cash charges, primarily interest expense. Net cash used in operating activities was $47.3 million for the year ended December 31, 2021 and consisted primarily of a net loss of $51.9 million, offset by non-cash stock-based compensation expense of $2.8 million, and $1.6 million of other non-cash charges, primarily interest expense. Our net change in operating assets and liabilities was negligible.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2022 was $0.1 million and represents purchases of property and equipment. Net cash provided by investing activities for the year ended December 31, 2021 was $39.5 million and primarily represents net sales and maturities of marketable securities. Net cash used in investing activities for the years ended December 31, 2020 was $40.7 million. Cash used in investing activities for the year ended December 31, 2020 primarily represents net purchases of marketable securities of $40.3 million with the balance being the acquisition of equipment to be used in the commercialization of Twirla.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $22.2 million, which primarily represents net proceeds of $21.9 million received from the issuance of 26,666,666 shares of our common stock through a public offering, net proceeds of $4.1 million from the sale of 4,850 shares of preferred stock in a registered direct offering, and net proceeds of $13.5 million from the sale of 12,655,773 shares of common stock through at-the-market, or ATM sales programs. These proceeds were partially offset by $17.4 million of long-term debt payments. Net cash provided by financing activities for the year ended December 31, 2021 was $30.4 million, which primarily represents net proceeds of $21.1 million received from the issuance of 666,666 shares of our common stock through a public offering and net proceeds of $9.3 million from the sale of 172,8749 shares of common stock through at-the-market, or ATM sales programs. Net cash provided by financing activities for the year ended December 31, 2020 was $68.0 million, which primarily represents net proceeds of $48.4 million received from the issuance of 431,250 shares of our common stock through a public offering, proceeds of $20.0 million from the Perceptive term loan, and stock option exercise proceeds of $0.6 million.  These proceeds were partially offset by debt financing costs of $1.0 million.

Funding Requirements and Other Liquidity Matters

We closely monitor our cash and cash equivalents balances, in an effort to ensure we have adequate liquidity to fund the operations of the Company. If the residual effects of the COVID-19 pandemic or other factors impact our current business plan or our ability to generate revenue from the commercialization of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations. On October 2, 2020 we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $200.0 million (the “2020 Shelf Registration Statement”). On October 14, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. In the future, we may periodically offer one or more of these securities in amounts, at prices, and on terms to be announced when and if the securities are offered. At any time any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

On January 10, 2022, we filed a prospectus supplement to our 2020 Shelf Registration Statement registering the January 2022 ATM. During the year ending December 31, 2022, we sold and issued 25,623 shares of common stock resulting in net proceeds of $0.3 million under the January 2022 ATM. On April, 26, 2022, we terminated the January 2022 ATM.

On April 27, 2022, we entered into a new at-the-market offering program (“April 2022 ATM”) with H.C. Wainwright LLC and Co. (the “Sales Agent”), under which we may, from time to time in its sole discretion, issue and sell through or to the Sales Agent, acting as our agent, up to $12,841,000 of shares of our common stock (the “Placement Shares”). We agreed to pay the Sales Agent a commission of up to 3.0% of the gross sales proceeds of any Placement Shares sold under the April 2022 ATM. Through September 30, 2022, we issued and sold a total of 8,687,502 shares of common stock under the April 2022 ATM Agreement, representing the entire capacity of the April 2022 ATM, resulting in net proceeds of approximately $12.2 million. On August 22, 2022, we increased the April 2022 ATM (“August 2022 ATM”). As increased, we may now offer and sell, from time to time through the Sales Agent, shares of our common stock having an aggregate offering price of up to$75.0 million. During the year ended December 31, 2022, we issued and sold 3,942,648 shares of common stock under the August 2022 ATM resulting in net proceeds to us of approximately $0.9 million.

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

Going Concern

As of December 31, 2022, we had cash and cash equivalents of $5.2 million. We closely monitor our cash and cash equivalents and expect that our current cash will fund our planned operations into the second quarter of 2023. We plan to raise additional funds through debt issuances or the issuance and sale of our common stock to meet our projected operating requirements, including the continued commercialization of Twirla, the exploration and potential advancement of our existing pipeline and our possible expansion through business development activities. Prior to raising additional funds, we believe we need to regain compliance with the Nasdaq listing requirements because our stock price is currently trading below $1.00. As previously disclosed, we have been notified by Nasdaq that we have until August 14, 2023 to regain compliance. To that end, we conducted a special meeting of shareholders on March 9, 2023 where the vote on a reverse stock split was approved, enabling us to attempt to raise additional funds through the issuance and sale of our common stock.

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

The financial statements as of December 31, 2022 have been prepared under the assumption that we will continue as a going concern for the next 12 months following the date this Annual Report on Form 10-K is filed. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on our business plan and successfully launch Twirla. The audited financial statements as of December 31, 2022 do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commitments

In April 2020, we entered into a Manufacturing and Commercialization agreement with Corium, Inc., which we refer to as the Corium Agreement, and which replaced our previous development agreement. Pursuant to the Corium Agreement, Corium will manufacture and supply all of our product requirements for Twirla at certain specified rates. Under the terms of the Corium Agreement, Corium is to be the exclusive supplier of Twirla for ten years. The Corium Agreement included a quarterly minimum purchase commitment and a fixed price per unit for two years from December 2020, the date of the first commercial batch purchase order invoice, depending on annual purchase volume. During 2021, we did not meet all of our minimum quantity purchases from Corium, and as a result, paid penalties as required by our agreement with Corium. On July 25, 2022 we, along with Corium, amended the Corium Agreement to restructure the minimums applicable to the purchase of manufactured Twirla and to extend the term of the Corium Agreement until December 31, 2033. The Corium Agreement terminates automatically on December 31, 2033, but may be terminated for any reason upon the written mutual agreement of both parties; provided, however, that the parties must confer in good faith regarding possible mutual termination. In the event of such termination, we may still effect purchase orders after the notice of termination is given and until the time any such termination becomes effective. As of December 31, 2022, the minimum amount committed totals $233.8 million.

In April 2020, we entered into a project agreement with inVentiv Commercial Services, LLC, or inVentiv, a Syneos Health Group Company, which we refer to as the Syneos Agreement, under our Master Services Agreement with inVentiv. Pursuant to the Syneos Agreement, inVentiv, through its affiliate Syneos Selling Solutions, will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services and training services with respect to Twirla to us in exchange for an up-front implementation fee and a fixed monthly fee. Effective February 1, 2022, we entered into an amendment to the Syneos Agreement that extended the term until August 23, 2024. At that time, the Syneos Agreement will terminate automatically unless extended upon the mutual written agreement of the Parties. We may terminate the Syneos Agreement for any reason upon timely written notice without incurring a termination fee. As of December 31, 2022, the minimum amount committed totals $3.5 million.

Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. The lease for this space commenced in December 2021, and the minimum payments over the remaining 27-month term totals $0.9 million as of December 31, 2022.

Shelf Registration Statements

On October 2, 2020, we filed the 2020 Shelf Registration Statement. On October 14, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. The 2020 Shelf is effective through October 14, 2023.

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

We had cash, cash equivalents and marketable securities of $5.2 million and $19.1 million at December 31, 2022 and December 31, 2021, respectively, consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Based on average invested cash of $5.4 million for the year ended December 31, 2022, a 1% increase or decrease in interest rates would have increased or decreased interest income by $0.1 million for the year ended December 31, 2022. Based on average debt outstanding of $9.8 million for the year ended December 31, 2022, a 1% increase or decrease in interest rates would have increased or decreased interest expense by $0.1 million for the year ended December 31, 2022.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2022.

Item 8. Financial Statements and Supplementary Data

Agile Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Agile Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Agile Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Restatement of 2021 Financial Statements

As discussed in Note 2 of the Financial Statements, the 2021 financial statements have been restated to correct certain misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenues, net
Description of the Matter

The Company sells approved product primarily to wholesale distributors. As discussed in Note 3, revenue is recorded net of reserves for applicable variable consideration. When recognizing revenue, the Company estimates the transaction price and assesses whether to constrain variable consideration. Limited historical data is available for use in developing such estimates.

The Company’s estimates of Medicaid rebates, chargebacks, and copayment assistance depend on the identification of key customer contract terms and conditions, as well as estimates of sales volumes to different classes of payers. Auditing the Company’s net revenues was complex due to the Company’s limited history of product sales, and the revenue recognition process involves significant judgment to identify and assess the terms and conditions of customer agreements and related government regulations.

How We Addressed the Matter in Our Audit

Among other procedures performed to test management’s estimates of Medicaid rebates, chargebacks, and co-payment assistance, we developed an independent expectation of the reserve based on the relevant terms of the customer contracts and/or obtained management’s calculations of the respective reserve and tested management’s estimate by tracing relevant inputs to the customer contracts and underlying sales data. We obtained and reviewed the Company’s estimated channel and payer mix, compared relevant inputs to underlying sales data and analyzed the impact of changes to the inputs on the estimate. We also evaluated credits and adjustments subsequent to the balance sheet date, if any, and tested the underlying sales data by confirming a sample of receivable balances directly with the Company’s customers and performed alternative procedures for confirmations not received.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Iselin, New Jersey

March 22, 2023

Agile Therapeutics, Inc.

Balance Sheets

(in thousands, except par value and share data)

	December 31,	December 31,
	2022	2021 (Restated)
Assets
Current assets:
Cash and cash equivalents	$5,246	$19,143
Accounts receivable, net	3,377	1,533
Inventory, net	1,332	966
Prepaid expenses and other current assets	1,403	2,283
Total current assets	11,358	23,925
Property and equipment, net	177	12,447
Right of use asset	695	949
Other non-current assets	2,012	2,012
Total assets	$14,242	$39,333

Liabilities and stockholders’ equity
Current liabilities:
Long-term debt, current portion	$1,426	$16,833
Accounts payable	7,734	8,707
Accrued expenses	3,908	3,563
Lease liability, current portion	319	175
Total current liabilities	13,387	29,278

Lease liabilities, long-term	466	784
Warrant liability	5,934	5,356
Total liabilities	19,787	35,418
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized, 4,850 issued and no shares outstanding at December 31, 2022 and no shares issued and outstanding at December 31, 2021	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized, 42,970,134 and 3,034,901 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	4	—
Additional paid-in capital	403,153	387,205
Accumulated deficit	(408,702)	(383,290)
Total stockholders’ equity	(5,545)	3,915
Total liabilities and stockholders’ equity	$14,242	$39,333

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year ended December 31,
	2022	2021 (Restated)	2020

Revenues, net	$10,884	$4,101	$749
Cost of product revenues	6,836	10,718	282
Gross profit (loss)	4,048	(6,617)	467

Operating expenses:
Research and development	$3,253	$6,246	$13,500
Selling and marketing	30,369	43,444	23,285
General and administrative	11,860	14,698	12,735
Loss on disposition of assets	11,122	—	—
Total operating expenses	56,604	64,388	49,520
Loss from operations	(52,556)	(71,005)	(49,053)

Other income (expense)
Interest income	80	25	309
Interest expense	(3,131)	(3,914)	(3,109)
Unrealized gain on warrant liability	25,520	3,827	—
Total other income (expense), net	22,469	(62)	(2,800)
Loss before benefit from income taxes	(30,087)	(71,067)	(51,853)
Benefit from income taxes	4,675	—	—
Net loss	$(25,412)	$(71,067)	$(51,853)

Net loss per share (basic and diluted)	$(1.18)	$(29.28)	$(24.40)

Weighted-average common shares (basic and diluted)	21,610,947	2,426,821	2,117,077

Comprehensive loss:
Net loss	$(25,412)	$(71,067)	$(51,853)
Other comprehensive income:
Unrealized (loss) gain on marketable securities	—	(3)	3
Comprehensive loss	$(25,412)	$(71,070)	$(51,850)

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders' Equity

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional	Accumulated		Net
	Number of		Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance December 31, 2019	—	$—	1,745,264	$—	$306,115	$—	$(260,370)	$45,745
Share‑based compensation—stock options and RSUs	—	—	—	—	2,818	—	—	2,818
Proceeds from issuance of common stock in public offering, net of expenses	—	—	431,250	—	48,435	—	—	48,435
Issuance of common stock upon exercise of stock options	—	—	12,586	—	610	—	—	610
Warrants issued in connection with long-term debt	—	—	—	—	3,570	—	—	3,570
Unrealized net gain on marketable securities	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(51,853)	(51,853)
Balance December 31, 2020	—	$—	2,189,100	$—	$361,548	$3	$(312,223)	$49,328
Share-based compensation - stock options and RSUs	—	—	—	—	3,338	—	—	3,338
Issuance of common stock pursuant to at‑the‑market stock sales, net of expenses	—	—	172,879	—	9,266	—	—	9,266
Issuance of common stock in public offering, net of expenses (Restated)	—	—	666,666	—	11,898	—	—	11,898
Issuance of common stock upon exercise of stock options	—	—	3,160	—	75	—	—	75
Vesting of RSUs	—	—	3,096	—	—	—	—	—
Warrants issued in connection with long-term debt	—	—	—	—	1,080	—	—	1,080
Unrealized net gain on marketable securities	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(71,067)	(71,067)
Balance December 31, 2021 (Restated)	—	$—	3,034,901	$—	$387,205	$—	$(383,290)	$3,915
Share-based compensation - stock options and RSUs	—	—	—	—	2,492	—	—	2,492
Issuance of common stock pursuant to at‑the‑market stock sales, net of expenses	—	—	12,655,773	1	13,456	—	—	13,457
Issuance of series A and B convertible preferred stock in a registered direct offering (Note 10)	4,850	—	—	—	—	—	—	—
Conversion of series A convertible preferred stock	(2,425)	—	303,125	—	—	—	—	—
Conversion of series B convertible preferred stock	(2,425)	—	303,125	—	—	—	—	—
Issuance of common stock in public offering, net of expenses	—	—	26,666,666	3	—	—	—	3
Vesting of RSUs	—	—	6,555	—	—	—	—	—
Fractional shares retired as a result of reverse split	—	—	(11)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(25,412)	(25,412)
Balance December 31, 2022	—	$—	42,970,134	$4	$403,153	$—	$(408,702)	$(5,545)

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Cash Flows

	Year Ended
	December 31,
	2022	2021 (Restated)	2020
Cash flows from operating activities:
Net loss	$(25,412)	$(71,067)	$(51,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash inventory reserve	—	5,323	—
Depreciation	1,280	2,064	105
Amortization	254	159	171
Loss on disposition of assets	11,122	—	—
Noncash stock-based compensation	2,493	3,338	2,818
Noncash amortization of deferred financing costs	1,969	1,661	1,341
Unrealized gain on warrants	(25,520)	(3,827)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,844)	(668)	(865)
Inventory	(366)	(6,289)	—
Prepaid expenses and other assets	880	(967)	(2,485)
Accounts payable and accrued expenses	(628)	5,202	3,641
Lease liability	(175)	(131)	(184)
Net cash used in operating activities	(35,947)	(65,202)	(47,311)

Cash flows from investing activities:
Purchases of marketable securities	—	—	(54,837)
Sales and maturities of marketable securities	—	39,729	14,500
Acquisition of property and equipment	(133)	(269)	(353)
Net cash (used in) provided by investing activities	(133)	39,460	(40,690)

Cash flows from financing activities:
Proceeds from issuance of preferred stock in registered direct offering, net of offering costs	4,128	—	—
Proceeds from issuance of common stock in public offering, net of offering costs	21,936	21,081	48,434
Proceeds from At-the-Market sales of common stock, net of offering costs	13,494	9,266	—
Proceeds from issuance of long-term debt	—	—	20,000
Repayments of long-term debt	(17,375)	—	—
Debt financing costs paid	—	—	(1,059)
Proceeds from exercise of stock options	—	75	610
Net cash provided by financing activities	22,183	30,422	67,985

Net (decrease) increase in cash and cash equivalents	(13,897)	4,680	(20,016)
Cash and cash equivalents, beginning of period	19,143	14,463	34,479
Cash and cash equivalents, end of period	$5,246	$19,143	$14,463

Supplemental disclosure of noncash financing activities
Warrants issued in connection with long-term debt	$—	$1,080	$3,570
Operating right-of-use assets obtained in exchange for new operating lease liabilities	—	969	—
Supplemental cash flow information
Interest paid	$1,162	$2,383	$2,099

See accompanying notes.

Agile Therapeutics, Inc.

Notes to Financial Statements

December 31, 2022

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

The Company’s sole approved product, Twirla, also known prior to its approval as AG200-15, is a once-weekly prescription contraceptive patch that received approval from the U.S. Food and Drug Administration, or FDA, in February 2020 and was commercially launched in early December 2020. Substantially all of the Company’s resources are currently dedicated to commercializing Twirla in the United States. The Company has generated minimal product revenue to date and is subject to a number of risks similar to those of other early stage commercial companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the potential need to obtain additional capital necessary to fund the development of its products, reliance on a consistent supply chain both for Twirla and in general, macroeconomic factors such as inflation, competition from larger companies, and compliance with FDA and other government regulations. If the Company does not successfully commercialize Twirla, it will be unable to generate recurring product revenue or achieve profitability. The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of December 31, 2022, the Company had an accumulated deficit of approximately $408 million.

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

Going Concern

As of December 31, 2022, the Company had cash and cash equivalents of $5.2 million and a $2.0 million working capital deficit. The Company’s current liquidity is sufficient to fund operations only into the second quarter of 2023. The Company closely monitors its cash and cash equivalents and will need to raise additional funds to meet its projected

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

operating requirements, including the continued commercialization of Twirla, and exploring the advancement of its existing pipeline and its possible expansion through business development activities.

The Company has generated losses since inception, used substantial cash in operations, has a working capital deficit at December 31, 2022 and anticipates it will continue to incur net losses for the foreseeable future. The Company’s future success depends on its ability to obtain additional capital and/or implement various strategic alternatives, and there can be no assurance that any financing can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern through the 12 months following the date on which this Annual Report on Form 10-K is filed.

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

The audited financial statements as of December 31, 2022 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan and successfully launch Twirla. The audited financial statements as of December 31, 2022 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

2. Restatement of Previously Issued Financial Statements

In February 2023, the Company concluded that it incorrectly classified certain warrants (the “Warrants”) that were issued to investors in connection with a public offering of the Company’s common stock (“Common Stock”) in October 2021, a registered direct offering of the Company’s preferred stock (“Preferred Stock”) in March 2022 and a public offering of the Company’s Common Stock in July 2022.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants. The Company reassessed its accounting for the Warrants and determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Impact of the Restatement

The Company has restated herein its audited financial statements at December 31, 2022 for the year ended December 31, 2021. We have also restated interim financial statement periods for the first, second and third quarters of 2022, see Note 14.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

The following tables represent the restated balance sheet, restated statements of operations and comprehensive loss, statements of changes in stockholders’ equity and statement of cash flows for the year ended December 31, 2021. These tables also present a reconciliation from the prior period as previously reported to the restated amounts. The amounts as previously reported for fiscal year 2021 was derived from the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 30, 2022.

Balance Sheet

	December 31, 2021
	As Previously
	Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$19,143	$—	$19,143
Accounts receivable, net	1,533	—	1,533
Inventory, net	966	—	966
Prepaid expenses and other current assets	2,283	—	2,283
Total current assets	23,925	—	23,925
Property and equipment, net	12,447	—	12,447
Right of use asset	949	—	949
Other non-current assets	2,012	—	2,012
Total assets	$39,333	$—	$39,333

Liabilities and stockholders’ equity
Current liabilities:
Long-term debt, current portion	$16,833	—	$16,833
Accounts payable	8,707	—	8,707
Accrued expenses	3,563	—	3,563
Lease liability, current portion	175	—	175
Total current liabilities	29,278	—	29,278

Lease liabilities, long-term	784	—	784
Warrant liability	—	5,356	5,356
Total liabilities	30,062	5,356	35,418
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized, 4,850 issued and no shares outstanding at December 31, 2022 and no shares issued and outstanding at December 31, 2021	—	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized, 42,970,134 and 3,034,901 issued and outstanding at December 31, 2022 and December 31, 2021, respectively *	—	—	—
Additional paid-in capital *	396,388	(9,183)	387,205
Accumulated deficit	(387,117)	3,827	(383,290)
Total stockholders’ equity	9,271	(5,356)	3,915
Total liabilities and stockholders’ equity	$39,333	$—	$39,333

* Adjustment reflected as a result of the 1-for-40 reverse stock split effectuated on April 26, 2022.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

Statement of Operations and Comprehensive Loss

	Year Ended December 31, 2021
	As Previously Reported	Adjustment	As Restated

Revenues, net	$4,101	$—	$4,101
Cost of product revenues	10,718	—	10,718
Gross profit (loss)	(6,617)	—	(6,617)

Operating expenses:
Research and development	$6,246	$—	$6,246
Selling and marketing	43,444	—	43,444
General and administrative	14,698	—	14,698
Loss on disposition of assets	—	—	—
Total operating expenses	64,388	—	64,388
Loss from operations	(71,005)	—	(71,005)

Other income (expense)
Interest income	25	—	25
Interest expense	(3,914)	—	(3,914)
Unrealized gain on warrant liability	—	3,827	3,827
Total other income (expense), net	(3,889)	3,827	(62)
Loss before benefit from income taxes	(74,894)	3,827	(71,067)
Benefit from income taxes	—	—	—
Net loss	$(74,894)	$3,827	$(71,067)

Net loss per share (basic and diluted)*	$(30.86)	$1.58	$(29.28)

Weighted-average common shares (basic and diluted)	2,426,821	2,426,821	2,426,821

Comprehensive loss:
Net loss	$(74,894)	$3,827	$(71,067)
Other comprehensive income:
Unrealized (loss) gain on marketable securities	(3)	—	(3)
Comprehensive loss	$(74,897)	$3,827	$(71,070)

* Adjustment reflected as a result of the 1-for-40 reverse stock split effectuated on April 26, 2022.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

Statement of Changes in Stockholders’ Equity

	Common Stock		Additional	Accumulated		Net
	Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares *	Amount	Capital *	Income	Deficit	Equity
As Previoulsy Reported
Balance December 31, 2020	2,189,100	$—	$361,548	$3	$(312,223)	$49,328
Share-based compensation - stock options and RSUs	—	—	3,338	—	—	3,338
Issuance of common stock pursuant to at‑the‑market stock sales, net of expenses	172,879	—	9,266	—	—	9,266
Issuance of common stock in public offering, net of expenses	666,666	—	21,081	—	—	21,081
Issuance of common stock upon exercise of stock options	3,160	—	75	—	—	75
Vesting of RSUs	3,096	—	—	—	—	—
Warrants issued in connection with long-term debt	—	—	1,080	—	—	1,080
Unrealized net gain on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(74,894)	(74,894)
Balance December 31, 2021	3,034,901	$—	$396,388	$—	$(387,117)	$9,271

Adjustment
Balance December 31, 2020	—	—	—	—	—	—
Share-based compensation - stock options and RSUs	—	—	—	—	—	—
Issuance of common stock pursuant to at‑the‑market stock sales, net of expenses	—	—	—	—	—	—
Issuance of common stock in public offering, net of expenses	—	—	(9,183)	—	—	(9,183)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Vesting of RSUs	—	—	—	—	—	—
Warrants issued in connection with long-term debt	—	—	—	—	—	—
Unrealized net gain on marketable securities	—	—	—	—	—	—
Net loss	—	—	—	—	3,827	3,827
Total adjustment December 31, 2021	—	$—	$(9,183)	$—	$3,827	$(5,356)

As Restated
Balance December 31, 2020	2,189,100	$—	$361,548	$3	$(312,223)	$49,328
Share-based compensation - stock options and RSUs	—	—	3,338	—	—	3,338
Issuance of common stock pursuant to at‑the‑market stock sales, net of expenses	172,879	—	9,266	—	—	9,266
Issuance of common stock in public offering, net of expenses	666,666	—	11,898	—	—	11,898
Issuance of common stock upon exercise of stock options	3,160	—	75	—	—	75
Vesting of RSUs	3,096	—	—	—	—	—
Warrants issued in connection with long-term debt	—	—	1,080	—	—	1,080
Unrealized net gain on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(71,067)	(71,067)
Balance December 31, 2021 (Restated)	3,034,901	$—	$387,205	$—	$(383,290)	$3,915

* Adjustment reflected as a result of the 1-for-40 reverse stock split effectuated on April 26, 2022.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

Statement of Cash Flows

	Year Ended
	December 31, 2021
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(74,894)	$3,827	$(71,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash inventory reserve	5,323	—	5,323
Depreciation	2,064	—	2,064
Amortization	159	—	159
Noncash stock-based compensation	3,338	—	3,338
Noncash amortization of deferred financing costs	1,661	—	1,661
Unrealized gain on warrants	—	(3,827)	(3,827)
Changes in operating assets and liabilities:
Accounts receivable	(668)	—	(668)
Inventory	(6,289)	—	(6,289)
Prepaid expenses and other assets	(967)	—	(967)
Accounts payable and accrued expenses	5,202	—	5,202
Lease liability	(131)	—	(131)
Net cash used in operating activities	(65,202)	—	(65,202)

Cash flows from investing activities:
Purchases of marketable securities	—	—	—
Sales and maturities of marketable securities	39,729	—	39,729
Acquisition of property and equipment	(269)	—	(269)
Net cash provided by investing activities	39,460	—	39,460

Cash flows from financing activities:
Proceeds from issuance of preferred stock in registered direct offering, net of offering costs	—	—	—
Proceeds from issuance of common stock in public offering, net of offering costs	21,081	—	21,081
Proceeds from At-the-Market sales of common stock, net of offering costs	9,266	—	9,266
Proceeds from exercise of stock options	75	—	75
Net cash provided by financing activities	30,422	—	30,422

Net (decrease) increase in cash and cash equivalents	4,680	—	4,680
Cash and cash equivalents, beginning of period	14,463	—	14,463
Cash and cash equivalents, end of period	$19,143	$—	$19,143

Supplemental disclosure of noncash financing activities
Warrants issued in connection with long-term debt	$1,080	$—	$1,080
Operating right-of-use assets obtained in exchange for new operating lease liabilities	969	—	969
Supplemental cash flow information
Interest paid	$2,383	$—	$2,383

3. Summary of Significant Accounting Polices

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and various other assumptions that it believes

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

Trade Accounts Receivable and Allowances

Trade accounts receivable are amounts owed to the Company by its customers for product that has been delivered. The trade accounts receivable are recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses is the Company’s estimate of losses over the life of the receivables. The Company evaluates forward looking economic factors and uses professional judgment to determine the allowance for credit losses. The credit loss reserves are reviewed and adjusted periodically. Credit loss reserves were not material as of December 31, 2022 and 2021, respectively.

Trade accounts receivable are aged based on the contractual payment terms. When the collectability of an invoice is no longer probable, the Company will create a reserve for that specific receivable. If a receivable is determined to be uncollectible, it is charged against the general credit loss reserve or the reserve for the specific receivable, if one exists.

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments, disclosures of fair value information about financial instruments are required, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Cash and cash equivalents and Warrant liability are carried at fair value (see Note 3).

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which approximates fair value given their short-term nature.

Inventory

Inventory is valued utilizing the weighted average costing method. The Company records an inventory reserve for losses associated with dated, expired, excess or obsolete items. This reserve is based on management’s current knowledge with respect to inventory levels, planned production and sales volume assumptions. During the year ended December 31, 2021, the Company established a reserve of approximately $5.3 million for inventory not expected to be sold prior to its shelf-life date. As of December 31, 2022 inventory reserves approximated $0.6 million.

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

In the third quarter of 2022, the Company transferred manufacturing equipment with a book value of $11.1 million to Corium in exchange for relief from minimum material purchase requirements. The Company recorded a loss of $11.1 million for the year ended December 31, 2022 on this disposition.

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe that there has been any impairment of the carrying value of any long-lived assets as of December 31, 2022.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

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

Advertising Costs

The Company has elected to expense advertising costs when incurred. Advertising costs totaled $8.2 million, $13.8 million and $5.5 for the years ended December 31, 2022 and 2021 and 2020, respectively.

Deferred Financing Costs

Costs directly attributable to the Company’s term loan (see Note 9) are deferred and reported as a reduction of the related term loan. These costs represent legal fees and other costs related to the term loan and are being amortized utilizing the straight-line method over the term of the loan. Amortization of deferred financing costs charged to interest expense was approximately $342,000, $277,000 and $231,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Major customers of the Company are defined as those constituting greater than 10% of its total revenue. In 2022, the Company had sales to four customers that individually accounted for more than 10% of its total revenue. These customers had sales of $2.9 million, $2.7 million, $2.6 million and $1.2 million, respectively, which represented 86% of total revenues in the aggregate. In 2021, the Company had sales to three customers that individually accounted for more than 10% of our total revenue. These customers had sales of $1.3 million, $1.3 million, and $1.2 million, respectively, which represented 93% of total revenues in the aggregate. Accounts receivable related to the four comprised 28%, 29%, 25% and 15%, respectively.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

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

Twirla is sold to customers at the wholesale acquisition cost (WAC). However, the Company records product revenue, net of reserves for applicable variable consideration. These types of variable consideration items reduce revenue and include the following:

●	Distribution services fees
●	Prompt pay and other discounts
●	Product returns
●	Chargebacks
●	Rebates
●	Co-payment assistance

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

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

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than twelve months. Twirla was commercially launched in December 2020 and with limited historical sales data, an estimate for product returns as of December 31, 2022 was made based on industry standard data and trend analysis. Estimated product returns are recorded as contra trade accounts receivable on the balance sheet.

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

Rebates – The Company will be subject to mandatory discount obligations under the Medicaid and Tricare programs. The rebate amounts for these programs are determined by statutory requirements or contractual arrangements. Rebates are owed after the product has been dispensed to an end user and the Company has been invoiced. Rebates for Medicaid and Tricare are typically invoiced in arrears. The Company estimates the amount in rebates based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Rebate estimates are recorded as other current liabilities in accrued expenses on the balance sheet.

Co-payment assistance - The Company offers a co-payment assistance program to commercially insured patients whose insurance requires a co-payment to be made when filling their prescription. This is a voluntary program that is intended to provide financial assistance to patients meeting certain eligibility requirements. The Company estimates the amount of co-payment assistance based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Co-payment assistance estimates are recorded as other current liabilities in accrued expenses on the balance sheet.

The following table provides a summary of the Company’s sales allowances and related accruals for the year ended December 31, 2022 which have been deducted in arriving at revenues, net.

	December 31,	Allowances for	Payments &	December 31,
	2021	current period sales	credits	2022
Customer credits, discounts and allowances (contra accounts receivable)	$371	$5,891	$(3,268)	$2,994
Rebates and co-pay assistance (accrued expenses)	669	4,434	(2,771)	2,332
Total	$1,040	$10,325	$(6,039)	$5,326

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

Warrants

The Company accounts for its warrants to purchase common stock in accordance with ASC 480, Distinguishing Liabilities from Equity.

In connection with entering into a senior secured term loan facility in February 2020, the Company issued warrants to purchase 35,000 shares of its common stock to the lender, Perceptive Credit Holdings III, L.P. (“Perceptive”). In connection with an amendment to that facility in February 2021, the Company issued warrants to purchase 11,250 shares of the Company’s common stock (collectively, the “Perceptive Warrants”). The Perceptive Warrants qualify for equity classification and have been allocated based upon the relative fair value of the base instrument and the warrant. The Perceptive Warrants were subject to repricing in the event of an offering of securities at a price lower than the existing strike price before December 31, 2022. In connection with the Sixth Amendment, we amended and restated the Perceptive Warrants to reset the strike price of the Perceptive Warrants. See Notes 9 and 10 for additional information.

In connection with an underwritten public offering completed in October 2021, the Company issued warrants to purchase 333,333 shares of its common stock. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants. This reduction resulted in an immaterial increase to additional paid-in-capital. See Notes 9 and 10 for additional information.

In connection with a registered direct offering completed in March 2022, the Company issued warrants to purchase 1,242,813 shares of its common stock. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants. This reduction resulted in an immaterial increase to additional paid-in-capital. See Notes 9 and 10 for additional information.

In connection with a letter agreement and waiver entered into with an investor on April 2022, the Company issued warrants to purchase 212,188 shares of common stock. See Note 10 for additional information.

In connection with a public offering completed in July 2022, the Company issued warrants to purchase 54,666,665 shares of its common stock. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants.

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

The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no uncertain tax positions as of December 31, 2022 that qualify for either recognition or disclosure in the financial statements under this guidance.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2022, 2021 and 2020, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	Year Ended December 31,
	2022	2021	2020
Common stock warrants	56,501,249	379,583	35,000
Unvested restricted stock units	6,461	8,325	3,995
Common stock options	397,818	259,145	212,977
Total	56,905,528	647,053	251,972

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 was adopted by the Company on January 1, 2020 and had no current impact on the Company as the Company did not have any financial instruments covered by the topic on the date of adoption.  Subsequent to the adoption date, the allowance for credit losses is immaterial.

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

4. Fair Value Measurements

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

●	Level 3—Unobservable inputs that are supported by little or no market data and which require internal development of assumptions about how market participants price the fair value of the assets or liabilities. The Company’s level 3 liabilities consist of warrant liability. The Company has no level 3 assets.

The following tables set forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of December 31, 2022 and 2021:

	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Cash and cash equivalents	$5,246	$—	$—
Total assets at fair value	$5,246	$—	$—

Liabilities:
Warrant Liability	$—	$—	$5,934
Total assets at fair value	$—	$—	$5,934

	Level 1	Level 2	Level 3 (Restated)
December 31, 2021
Assets:
Cash and cash equivalents	$19,143	$—	$—
Total assets at fair value	$19,143	$—	$—

Liabilities:
Warrant Liability (Restated)	$—	$—	$5,356
Total assets at fair value	$—	$—	$5,356

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2022 include (i) volatility 136.8% - 137.4%, (ii) risk-free interest rate 4.2%, (iii) strike price for the common warrants $0.90, (iv) strike price for the preferred warrants (10.40), (v) fair value of common stock $0.23, and (vi) expected life 4.3 – 4.5 years. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2021 include (i) volatility 136.4%, (ii) risk-free interest rate 1.1%, (iii) strike price for the common warrants $34.08, (iv) fair value of common stock $31.63, and (v) expected life 4.98 years.

The following is a roll forward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2020	$—
Warrants issued	9,183
Change in fair value	(3,827)
Ending balance at December 31, 2021 (Restated)	5,356
Warrants issued	26,098
Change in fair value	(25,520)
Ending balance at December 31, 2022	$5,934

There were no transfers between Level 1, 2 or 3 during 2022 or 2021.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

5. Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,
	2022	2021
Prepaid insurance	$628	$775
Other	775	1,508
Total prepaid expenses and other current assets	$1,403	$2,283

6. Property and Equipment

Property and equipment, consisting of manufacturing, office and computer equipment, is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment consist of the following:

	December 31,		Estimated
	2022	2021	Life
Office equipment	$132	$7	5 years
Computer equipment	121	113	3 Years
Manufacturing equipment	—	14,477	7 years
	253	14,597
Less: accumulated depreciation	(76)	(2,150)
Property and equipment	$177	$12,447

Upon successful completion of the validation of the commercial manufacturing process for Twirla by the Company’s contract manufacturer, Corium, and the announcement of the commercial launch of Twirla in December 2020, manufacturing equipment with a cost of $14.3 million was placed into service and started being depreciated.

In accordance with Amendment No. 1 to the Corium Agreement (the “Amendment”), the Company transferred all of its manufacturing equipment to Corium during the third quarter of 2022.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2022	2021
Gross to net accruals	$2,332	$670
Accrued compensation	833	2,086
Accrued professional fees and other	743	807
Total accrued liabilities	$3,908	$3,563

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

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

Operating lease expense was $355,000 and $180,000 for the years ended December 31, 2022 and 2021, respectively. Operating cash flows used for operating leases during the years ended December 31, 2022 and 2021 were $175,000 and $131,000 respectively. As of December 31, 2022, the weighted-average remaining lease term was 2.25 years and the weighted average discount rate was 11.8%.

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

2023	$391
2024	397
2025	101
Total	$889
Less: Interest	(104)
Present value of lease liability	$785

9. Credit Agreement and Guaranty

On February 10, 2020 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty with Perceptive for a senior secured term loan credit facility of up to $35.0 million, (the “Perceptive Credit Agreement”). A first tranche of $5.0 million was funded on execution of the Perceptive Credit Agreement. A second tranche of $15.0 million was funded as a result of the approval of Twirla by the FDA. Another $15.0 million tranche was to be available to the Company based on the achievement of a revenue milestone by December 31, 2021, which was not achieved. The other tranches of debt under the Amended Perceptive Credit Agreement are no longer available to the Company. On January 7, 2022, the Company prepaid $5.0 million of the outstanding debt, and Perceptive waived the prepayment premium. On July 8, 2022, the Company prepaid $5.0 million of the outstanding debt, and Perceptive waived the prepayment premium. On July 25, 2022, the Company entered into a fifth amendment to the Amended Perceptive Credit Agreement, as amended (the “Fifth Amendment”). Pursuant to the Fifth Amendment, Perceptive agreed to release its security interest in certain assets being transferred from the Company to Corium in connection with an amendment to the Company’s Manufacturing and Commercialization Agreement with Corium and waive the Company’s obligations to comply with certain financial covenants through the end of 2022. In exchange, the Company agreed to prepay $7.0 million of outstanding principal under the Amended Perceptive Credit Agreement using the proceeds of recent sales under the Company’s ATM program with H.C. Wainwright & Co., LLC. Such payment was made on July 25, 2022.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

The facility will mature on February 10, 2024 (“Maturity Date”). Pursuant to the Fifth Amendment, beginning August 31, 2022, the Company began making monthly principal payments in an amount equal to $75,000, continuing until February 10, 2024, at which time all remaining principal amount outstanding is due.

Borrowings under the Fifth Amendment will accrue interest at an annual rate equal to the London Interbank Offered Rate for one-month deposits (“LIBOR”) plus 10.25%, provided that LIBOR shall not be less than 1.5%. The rate of interest in effect as of July 25, 2022 was 11.97% and at December 31, 2022 was 14.38%. Upon the occurrence and during the continuance of any event of default under the Fifth Amendment, the interest rate automatically increases by 3.0% per annum.

The Company may prepay any outstanding loans in whole or in part. Any such prepayment of the loans is subject to a prepayment premium of 4.0% if such prepayment occurs after February 10, 2022 and on or prior to February 10, 2023; and 2.0% if such prepayment occurs after February 10, 2023 and prior to the Maturity Date.

All of the Company’s obligations under the Fifth Amendment are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property. The Amended Perceptive Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customary for similar financings. The negative covenants restrict or limit the ability of the Company to, among other things and subject to certain exceptions contained in the Amended Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain investments or restricted payments (each as defined in the Amended Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Amended Perceptive Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2022, report revenues for the trailing 12-month period that exceed the amounts set forth in the Fifth Amendment which range from $62.6 million for the fiscal quarter ending March 31, 2023 to $87.1 million for the fiscal quarter ending December 31, 2023. Pursuant to the Waiver and Sixth Amendment to the Perceptive Credit Agreement (the “Sixth Amendment”), the Company has received a waiver of certain financial covenants through the second quarter of 2023. In the event the Company does not pay off the remainder of the outstanding principal under the facility, the Company will need to negotiate for a waiver of its obligations to comply with the covenants relating to revenue for Twirla in the second quarter of 2023.

In connection with the Perceptive Credit Agreement, the Company issued to Perceptive two warrants to purchase an aggregate of 35,000 shares of the Company’s common stock (together, the “2020 Perceptive Warrants”). The first warrant is exercisable for 17,500 shares of common stock at an exercise price of $149.60 per share. The second warrant is exercisable for 17,500 shares of common stock at an exercise price of $186.80 per share. The 2020 Perceptive Warrants expire on February 10, 2027. In connection with the Amended Perceptive Credit Agreement, the Company issued to Perceptive a warrant to purchase 11,250 shares of the Company’s common stock (the “2021 Perceptive Warrant” and, together with the 2020 Perceptive Warrants, the “Perceptive Warrants”) at an exercise price of $114.80 per share. The 2021 Perceptive Warrant expires on February 26, 2028. The Perceptive Warrants contain anti-dilution provisions that expired on December 31, 2022 and other warrant holder protections and are not exercisable to the extent that Perceptive would beneficially own more than 19.99% of the Company’s common stock as a result of the exercise. In connection with the Sixth Amendment, we amended and restated the Perceptive Warrants to reset the strike price of the Perceptive Warrants.

As a result of the public offering of the Company’s common stock completed in October 2021 (see Note 10), the antidilution provision of the Perceptive Warrants was triggered, resulting in a reduction of the strike price for the Perceptive Warrants. Warrants to purchase 17,500 shares of common stock that had an exercise price of $186.80 per

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

share were reduced to $141.60 per share, warrants to purchase 17,500 shares of common stock that had an exercise price of $149.60 per share were reduced to $115.20 per share, and warrants to purchase 11,250 shares of common stock that had an exercise price of $114.80 per share were reduced to $90.80 per share.

As a result of the registered direct offering completed in March 2022 (see Note 10), the anti-dilution provision of the Perceptive Warrants was again triggered resulting in a further reduction of the strike price for the Perceptive Warrants. Warrants to purchase 17,500 shares of common stock that had an adjusted exercise price of $141.60 per share were reduced to $105.52 per share, warrants to purchase 17,500 shares of common stock that had an adjusted exercise price of $115.20 per share were reduced to $86.61 per share, and warrants to purchase 11,250 shares of common stock that had an adjusted exercise price of $90.80 per share were reduced to $69.13 per share.

As a result of the public offering of the Company’s common stock completed in July 2022 (see Note 10), the antidilution provision of the Perceptive Warrants was again triggered resulting in a reduction of the strike price for the Perceptive Warrants. Warrants to purchase 17,500 shares of common stock that had an exercise price of $105.52 per share were reduced to $14.90 per share, warrants to purchase 17,500 shares of common stock that had an exercise price of $86.61 per share were reduced to $12.37 per share, and warrants to purchase 11,250 shares of common stock that had an exercise price of $69.13 per share were reduced to $10.03 per share.

The Company allocated the proceeds of $20.0 million in accordance with ASC 470 based on the relative fair values of the debt and the Perceptive Warrants. The relative fair value of the Perceptive Warrants of approximately $3.6 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The significant assumptions used in the preparing the option pricing model for valuing the Perceptive Warrants issued include (i) volatility (70.0%), (ii) risk free interest rate of 1.47% (estimated using treasury bonds with a 7-year life), (iii) strike prices of $149.60 and $186.80 for the common stock warrants, (iv) fair value of common stock ($160.40) and (v) expected life (7 years). The fair value of the 2021 Perceptive Warrants of approximately $1.1 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The significant assumptions used in preparing the option pricing model for valuing the 2021 Perceptive Warrants issued include (i) volatility (103.5%), (ii) risk free interest rate of 1.15% (estimated using treasury bonds with a 7-year life), (iii) strike price of $114.80 for the common stock warrant, (iv) fair value of common stock ($114.80) and (v) expected life (7 years). The fair value of the warrants as well as the debt issue costs incurred in connection with the entry into the Perceptive Credit Agreement, including a facility fee of 1% of the total amount of loans available under the facility, are presented as a direct deduction from the carrying amount of the term loan on the consolidated balance sheet as detailed below (in thousands).

	December 31,	December 31,
	2022	2021
Notes payable	$2,625	$20,000
Debt issuance costs	(209)	(550)
Warrant discount	(990)	(2,617)
Total debt	$1,426	$16,833
Less, current portion	1,426	16,833
Long-term debt, less current portion	$—	$—

The fair value of the warrants and the debt issue costs are being amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of $1,969,000, $1,661,000 and $1,341,000 for the years ended December 31, 2022, 2021, and 2020 respectively.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

10. Stockholders’ Equity

The Company’s Certificate of Incorporation, as amended, among other things: (i) authorizes 300,000,000 shares of common stock; (ii) authorizes 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Board in one or more series; (iii) provides that the Board be divided into three classes with staggered three-year terms, with one class of directors to be elected at each annual meeting of the Company’s stockholders; (iv) provides that directors may only be removed with cause and only upon the affirmative vote of holders of at least 75% of the voting power of all then-outstanding shares of capital stock of the Company entitled to vote generally in the election of directors; (v) provides that only the Board, the chairman of the Board or the chief executive officer may call a special meeting of stockholders; and (vi) requires that any action instituted against the Company’s officers or directors in connection with their service to the Company be brought in the State of Delaware.

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

ATM Sales Agreements

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

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

On August 22, 2022, the Company increased the April 2022 ATM (“August 2022 ATM”). As increased, the Company may now offer and sell, from time to time through the Sales Agent, shares of the Company’s common stock having an aggregate offering price of up to$75.0 million. During the year ended December 31, 2022, the Company issued and sold 3,942,648 shares of common stock under the August 2022 ATM resulting in net proceeds to the Company of approximately $0.9 million.

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

On April 25, 2022, the Company entered into a letter agreement and waiver (the “Letter Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice”), pursuant to which Armistice consented to the Company entering into and effecting an at-the-market (“ATM”) offering facility. On March 14, 2022, the Company entered into the 2022 Preferred Stock Offering with Armistice, under which agreement, the Company was restricted from entering into and effecting an ATM offering facility until the 180-day anniversary of the Closing Date.  Pursuant to the Letter Agreement, the Company issued to Armistice a new common stock purchase warrant (“New Warrant”), on the same terms and

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

conditions as the Series A Warrants, provided that such New Warrant shall be exercisable into 212,188 warrant shares. The Series A Warrants have an exercise price of $10.40 per share, and will become exercisable six months following the date of issuance, and will expire 5 years following the initial exercise date.  The New Warrant is exercisable 6 months after the date of the Letter Agreement.

On July 6, 2022, the Company completed a best efforts public offering (the “Offering”) in which the Company raised net proceeds of $22.0 million through the sale of 19,148,332 shares of common stock and 7,518,334 pre-funded warrants (“Series B pre-funded warrants”) to purchase 7,518,334 shares of common stock. Both the sales of shares of common stock and pre-funded warrants were accompanied by Series A-1 and Series A-2 warrants (together the “Series A warrants”) to purchase shares of common stock. The Series A-1 warrants are exercisable immediately and will expire five years from the date of issuance, and the Series A-2 warrants are exercisable immediately and will expire thirteen months from the date of issuance. H.C. Wainwright acted as the exclusive placement agent in connection with the Offering and, as compensation, received a cash fee of 7% of the aggregate proceeds raised in the Offering. The Company also issued to certain designees of H.C. Wainwright warrants to purchase up to 1,333,333 shares of commons stock with an exercise price of $1.125 per share.

Common Stock Warrants

In connection with the Perceptive Credit Agreement (see Note 9), the Company issued warrants to Perceptive to purchase 35,000 shares of its common stock. These warrants contain antidilution provisions that were triggered upon the Company’s public offering that was completed in October 2021. As a result of the offering, warrants to purchase 17,500 shares of common stock that had an exercise price of $186.80 per share were reduced to $141.60 per share, warrants to purchase 17,500 shares of common stock that had an exercise price of $149.60 per share were reduced to $115.20 per share, and warrants to purchase 11,250 shares of common stock that had an exercise price of $114.80 per share were reduced to $90.80 per share. These repricing’s resulted in an immaterial increase to additional paid-in-capital. In connection with the Sixth Amendment, we amended and restated the Perceptive Warrants to reset the strike price of the Perceptive Warrants.

As a result of the registered direct offering completed in March 2022, the anti-dilution provision of the Perceptive Warrants was again triggered resulting in a further reduction of the strike price for the Perceptive Warrants. Warrants to purchase 17,500 shares of common stock that had an adjusted exercise price of $141.60 per share were reduced to $105.52 per share, warrants to purchase 17,500 shares of common stock that had an adjusted exercise price of $115.20 per share were reduced to $86.61 per share, and warrants to purchase 11,250 shares of common stock that had an adjusted exercise price of $90.80 per share were reduced to $69.13 per share.

As a result of the public offering of the Company’s common stock completed in July 2022, the antidilution provision of the Perceptive Warrants was again triggered resulting in a reduction of the strike price for the Perceptive Warrants. Warrants to purchase 17,500 shares of common stock that had an exercise price of $105.52 per share were reduced to $14.90 per share, warrants to purchase 17,500 shares of common stock that had an exercise price of $86.61 per share were reduced to $12.37 per share, and warrants to purchase 11,250 shares of common stock that had an exercise price of $69.13 per share were reduced to $10.03 per share.

All Perceptive Warrants are accounted for in equity, whereas all warrants associated with our various financings are accounted for as liabilities. In accordance with ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity, these liabilities are measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations each reporting period.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

11. Equity Incentive Plans

Stock options

The Company had granted stock options under an amended and restated 1997 Equity Incentive Plan (the “1997 Plan”) and a 2008 Equity Incentive Plan (the “2008 Plan”). The plans provided for the granting of incentive and non-statutory options and stock awards to consultants, directors, officers and employees. Such options are exercisable for a period of ten years and generally vest over a four-year period. In conjunction with the adoption of the 2008 Plan in April 2008, no additional grants were made from the 1997 Plan and issued options from the 1997 Plan remain outstanding. In 2014, the Board approved the 2014 Incentive Compensation Plan (the “2014 Plan”). The 2014 Plan is the successor to the Company’s 2008 Plan and 1997 Plan. In conjunction with the adoption of the 2014 Plan in 2014, no additional grants were made from the 2008 Plan and options from the 1997 Plan and the 2008 Plan remain outstanding. In June 2018, the 2014 Plan was amended and restated, and the Amended and Restated 2014 Incentive Compensation Plan is now referred to as the Amended 2014 Plan. As of December 31, 2022, there were 314,398 shares available for future grant under the Amended 2014 Plan.

Through December 31, 2022, the Company granted options to certain employees and non-employees to purchase shares of common stock at exercise prices ranging from $0.20 to $430.00 per share. The Company recorded noncash stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 based on the fair market value of the options and shares granted at the grant date. Stock-based compensation expense was as follows:

	Year Ended
	December 31,
	2022	2021	2020
Cost of goods sold	$133	$271	$14
Research and development	372	490	651
Selling and marketing	155	148	108
General and administrative	1,833	2,429	2,045
Total	$2,493	$3,338	$2,818

The following assumptions were used to compute employee stock-based compensation under the Black-Scholes option pricing model:

	2022	2021	2020
Risk‑free interest rate	1.71% - 4.22%	.66% - 1.51%	.40% - 1.68%
Expective volatility	107% ‑ 118%	105% ‑ 106%	65% ‑ 106%
Expected dividend yield	0%	0%	0%
Expected life (in years)	6.25	6.25	6.25

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

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

As of December 31, 2022, the unrecorded deferred stock-based compensation balance related to stock options was approximately $3.3 million and will be recognized over an estimated weighted-average amortization period of 2.8 years. The weighted average grant date fair value of options granted during the year ended December 31, 2022 was $3.29.

The following table summarizes the options outstanding, options vested and the options exercisable as of December 31, 2022, 2021 and 2020:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Options	Price	Life (Years)	Intrinsic Value
Options outstanding at December 31, 2020	212,946	125.29	6.3
Options granted	64,528	105.00
Options exercised	(3,159)	23.80
Options cancelled/forfeited	(15,170)	264.46
Options outstanding at December 31, 2021	259,145	113.33	6.1
Options granted	187,454	3.97
Options exercised	—	—
Options cancelled/forfeited	(48,781)	97.44
Options outstanding at December 31, 2022	397,818	63.75	7.7	$6
Options exercisable at December 31, 2022	182,667	113.54	5.7	$—
Vested and expected to vest at December 31, 2022	397,818			$6

Intrinsic value in the tables was calculated as the difference between the Company's stock price at December 31, 2022, of $0.23 per share, and the exercise price, multiplied by the number of options.

Restricted Stock Units

During the year ended December 31, 2021, the Company granted a total of 1,774 RSUs to certain employees of the Company. These RSUs vested on the one-year anniversary of the grant date. During the year ended December 31, 2021, the Company granted a total of 5,659 RSUs to directors of the Company. These RSUs vest ratably over one and three years.

During the year ended December 31, 2022, the Company granted a total of 4,690 RSUs to directors of the Company. These RSUs vest ratably over one year.

As of December 31, 2022, the unrecorded deferred stock-based compensation balance related to RSUs was approximately $68,000 and will be recognized over an estimated weighted-average amortization period of 0.7 years. The following table shows the Company's restricted stock unit activity during the years ended December 31, 2022, and 2021:

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

		Weighted Average	Aggregate
	Shares	Grant Date Fair Value	Intrinsic Value
Restricted stock units outstanding at December 31, 2020	3,988		$458
Granted	7,433	67.27
Vested	(3,096)	112.73
Restricted stock units outstanding at December 31, 2021	8,325	—	$163
Granted	4,690	1.05
Vested	(6,554)	76.30
Restricted stock units outstanding at December 31, 2022	6,461		$2

12. Income Taxes

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

As of December 31, 2022, the Company had available net operating loss carryforwards (“NOLs”) of approximately $390.6 million for federal and $79.9 million for state income tax reporting purposes. Under the TCJA, the federal NOLs generated after 2017, approximately $201.7 million, can be carried forward indefinitely, while the NOLs generated through taxable years ending December 31, 2017, approximately $188.9 million, are available to offset future federal taxable income, if any, through 2037. The Company also has research and development tax credit carryforwards of approximately $6.4 million and $0.9 million for federal and state income tax reporting purposes, respectively, which are available to reduce federal income taxes, if any, through 2042 and state income taxes, if any, through 2037.

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

As of December 31, 2022, the Company has not accrued interest or penalties related to uncertain tax positions. The Company’s tax returns for the years ended December 31, 2019 through December 31, 2021 are still subject to examination by major tax jurisdictions. However, the Internal Revenue Service (“IRS”) and state tax jurisdictions can audit the NOLs generated in prior years in the years that those NOLs are utilized.

For all years through December 31, 2022, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment in known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$87,216	$81,102
Research credit carryforward	7,071	7,943
Stock options and other	2,297	2,114
Total gross deferred tax assets	96,584	91,159
Valuation allowance for deferred tax assets	(96,584)	(91,159)
Net deferred tax assets	$—	$—

The net change in the valuation allowance for the years ended December 31, 2022 and 2021 was an increase of $5.4 million and an increase of $14.4 million, respectively.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2022	2021 (Restated)	2020
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State income tax benefit, net of federal benefit	0.1%	0.2%	1.0%
Unrealized gain on warrants	18.8%	1.1%	—%
Research and development tax credits	0.1%	0.2%	0.7%
Other	(5.6)%	(2.2)%	(2.0)%
Increase to valuation allowance	(18.5)%	(20.3)%	(20.7)%
Effective income tax rate	15.9%	0.0%	0.0%

Sale of New Jersey Net Operating Losses

The Company has participated in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) sponsored by The New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused NOLs and unused research and development credits to sell these tax benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey. The Program is administered by The New Jersey Economic Development Authority and the New Jersey Department of the Treasury’s Division of Taxation. The Company had previously reached the maximum lifetime benefit of $15.0 million under the historical Program, however in January 2021 the Program was amended to extend the maximum lifetime benefit to $20.0 million. In March 2022, the Company completed the sale of NOLs totaling approximately $44.3 million and research and development credits totaling approximately $1.0 million for net proceeds of approximately $4.7 million. Such proceeds are reflected as a tax benefit for year ended December 31, 2022.

13. Commitments and Contingencies

The Company has several firm purchase commitments, primarily related to the manufacture and supply of Twirla and the supply of a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services. Future firm purchase commitments under these agreements, the last of which ends in 2033, total $238.2 million. This amount does not represent all of the Company’s anticipated purchases in the future, but instead represents only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend in 2023 or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

In April 2020, the Company entered into a manufacturing and commercialization agreement with Corium, (the “Corium Agreement”). Under the Corium Agreement, the Company has a requirement to order quarterly minimum volumes of approximately $5.6 million of product. In the event that the Company does not order the minimum volume, the Company is required to pay an additional fee equal to twenty-five percent (25%) per unit of the transfer price for all units ordered in that quarter. The Company did not meet the minimum volume order in the first or second quarter of 2022, and has, therefore, paid the additional 25% per unit fee as a penalty for all units ordered during the period. Based on current demand expectations for Twirla, the Company did not expect to meet the minimum volume order for the balance of 2022 and would be subject to the additional fee on future purchases. On July 25, 2022 the Company and Corium entered into Amendment No. 1 to the Corium Agreement (the “Amendment”) that is designed to restructure the contract minimums applicable to the purchase of manufactured Twirla and other services provided by Corium, transfer equipment ownership to Corium to support the manufacture of Twirla and extend the term of the Corium Agreement. Pursuant to the Amendment, the parties agreed to adjust the process for the Company providing Corium certain binding and non-binding forecasts required under the Corium Agreement. Additionally, Corium will not enforce the original quantity minimums in the Corium Agreement, which are waived and replaced by new minimums that are based on Corium’s revenue for product purchased by the Company, expiring raw materials, and other services billed by Corium to support batch production and release. The guaranteed minimum revenue requirement for 2022 is $5.3 million, for 2023 is $7.0 million, and is $22.5 million for 2024 and each year thereafter. In the event that the Company does not meet the guaranteed minimum revenue requirements in any given year, the Company will be required to make additional payments to Corium for the shortfall. The Company agreed to make certain monthly supplemental payments to Corium through December 2023, which payments are eligible to be retroactively reduced based upon product orders placed by the Company during 2022 and 2023 meeting certain designated thresholds. In connection with the supplemental payments, Corium will retain the proceeds for the sale of certain raw materials to which the Company would otherwise have economic right to offset such supplemental payments. Further, the Company agreed to reimburse Corium for any unused raw materials in the event the Company’s actual product requirements are lower than initially forecasted. Pursuant to the Amendment, the term of the Corium Agreement was extended to December 31, 2033. Pursuant to the Amendment, the parties agreed to transfer ownership of certain manufacturing equipment used in the manufacture of Twirla from the Company to Corium under a Bill of Sale dated July 25, 2022.

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. As of December 31, 2022, the Company has not recorded a provision for any contingent losses.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

14. Quarterly Financial Information (Unaudited)

As further described in Note 2, the previously reported financial information for the three months ended March 31, 2022, the three and six months ended June 30, 2022 and the three and nine months ended September 30, 2022, have been restated. Relevant restated financial information for each relevant period is included in this Annual Report on Form 10-K in the tables that follow. As part of the restatement, the Company recorded adjustments to correct the misstatements in the impacted periods. Descriptions of the restatement can be found in Note 2. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Restated amounts are computed independently each quarter; therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

Balance Sheets

	March 31, 2022 (unaudited)			June 30, 2022 (unaudited)			September 30, 2022 (unaudited)
	As Previously			As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$3,743	$—	$3,743	$13,027	$—	$13,027	$6,145	$—	$6,145
Accounts receivable, net	1,665	—	1,665	2,087	—	2,087	3,711	—	3,711
Income taxes receivable	4,675	—	4,675	—	—	—	—	—	—
Inventory, net	2,693	—	2,693	2,340	—	2,340	1,797	—	1,797
Prepaid expenses and other current assets	1,576	—	1,576	1,016	—	1,016	3,834	—	3,834
Total current assets	14,352	—	14,352	18,470	—	18,470	15,487	—	15,487
Property and equipment, net	12,047	—	12,047	11,524	—	11,524	203	—	203
Right of use asset	888	—	888	825	—	825	761	—	761
Other non-current assets	2,012	—	2,012	2,012	—	2,012	2,012	—	2,012
Total assets	$29,299	$—	$29,299	$32,831	$—	$32,831	$18,463	$—	$18,463

Liabilities and stockholders’ equity
Current liabilities:
Long-term debt, current portion	$12,252	—	$12,252	$12,630	—	$12,630	$1,318	—	$1,318
Accounts payable	9,537	—	9,537	12,036	—	12,036	4,906	—	4,906
Accrued expenses	3,828	—	3,828	3,877	—	3,877	5,152	—	5,152
Lease liability, current portion	231	—	231	239	—	239	277	—	277
Total current liabilities	25,848	—	25,848	28,782	—	28,782	11,653	—	11,653

Lease liabilities, long-term	708	—	708	630	—	630	550	—	550
Warrant liability	—	8,101	8,101	—	1,050	1,050	—	9,285	9,285
Total liabilities	26,556	8,101	34,657	29,412	1,050	30,462	12,203	9,285	21,488
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized, 4,850 issued and no shares outstanding at December 31, 2022 and no shares issued and outstanding at December 31, 2021	887	(887)	—	—	—	—	—	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized, 42,970,134 and 3,034,901 issued and outstanding at December 31, 2022 and December 31, 2021, respectively *	—	—	—	1	—	1	4	—	4
Additional paid-in capital *	400,742	(12,425)	388,317	414,523	(13,312)	401,211	437,027	(35,283)	401,744
Accumulated deficit	(398,886)	5,211	(393,675)	(411,105)	12,262	(398,843)	(430,771)	25,998	(404,773)
Total stockholders’ equity	2,743	(8,101)	(5,358)	3,419	(1,050)	2,369	6,260	(9,285)	(3,025)
Total liabilities and stockholders’ equity	$29,299	$—	$29,299	$32,831	$—	$32,831	$18,463	$—	$18,463

* Adjustment reflected as a result of the 1-for-40 reverse stock split effectuated on April 26, 2022.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

Quarterly and Year to Date Statements of Operations and Comprehensive Loss

	Three Months Ended			Three Months Ended			Three Months Ended
	March 31, 2022 (unaudited)			June 30, 2022 (unaudited)			September 30, 2022 (unaudited)
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Revenues, net	$1,761	$—	$1,761	$2,126	$—	$2,126	$3,002	$—	$3,002
Cost of product revenues	1,527	—	1,527	2,231	—	2,231	1,425	—	1,425
Gross profit (loss)	234	—	234	(105)	—	(105)	1,577	—	1,577

Operating expenses:
Research and development	$1,257	$—	$1,257	$856	$—	$856	$788	$—	$788
Selling and marketing	10,553	—	10,553	7,411	—	7,411	5,560	—	5,560
General and administrative	3,997	—	3,997	3,026	—	3,026	2,815	—	2,815
Loss on disposition of assets	—	—	—	—	—	—	11,122	—	11,122
Total operating expenses	15,807	—	15,807	11,293	—	11,293	20,285	—	20,285
Loss from operations	(15,573)	—	(15,573)	(11,398)	—	(11,398)	(18,708)	—	(18,708)

Other income (expense)
Interest income	1	—	1	2	—	2	46	—	46
Interest expense	(872)	—	(872)	(823)	—	(823)	(1,004)	—	(1,004)
Unrealized gain on warrant liability	—	1,384	1,384	—	7,051	7,051	—	13,736	13,736
Total other income (expense), net	(871)	1,384	513	(821)	7,051	6,230	(958)	13,736	12,778
Loss before benefit from income taxes	(16,444)	1,384	(15,060)	(12,219)	7,051	(5,168)	(19,666)	13,736	(5,930)
Benefit from income taxes	4,675	—	4,675	—	—	—	—	—	—
Net loss	$(11,769)	$1,384	$(10,385)	$(12,219)	$7,051	$(5,168)	$(19,666)	$13,736	$(5,930)

Net loss per share (basic and diluted)	$(3.78)	$0.44	$(3.33)	$(2.71)	$1.56	$(1.15)	$(0.53)	$0.37	$(0.16)

Weighted-average common shares (basic and diluted)	3,115,211	3,115,211	3,115,211	4,510,219	4,510,219	4,510,219	36,997,836	36,997,836	36,997,836

Comprehensive loss:
Net loss	$(11,769)	$1,384	$(10,385)	$(12,219)	$7,051	$(5,168)	$(19,666)	$13,736	$(5,930)
Other comprehensive income:
Unrealized (loss) gain on marketable securities	—	—	—	—	—	—	—	—	—
Comprehensive loss	$(11,769)	$1,384	$(10,385)	$(12,219)	$7,051	$(5,168)	$(19,666)	$13,736	$(5,930)

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

	Six Months Ended			Nine Months Ended
	June 30, 2022 (unaudited)			September 30, 2022 (unaudited)
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Revenues, net	$3,887	$—	$3,887	$6,888	$—	$6,888
Cost of product revenues	3,758	—	3,758	5,183	—	5,183
Gross profit (loss)	129	—	129	1,705	—	1,705

Operating expenses:
Research and development	$2,113	$—	$2,113	$2,901	$—	$2,901
Selling and marketing	17,964	—	17,964	23,523	—	23,523
General and administrative	7,023	—	7,023	9,837	—	9,837
Loss on disposition of assets	—	—	—	11,122	—	11,122
Total operating expenses	27,100	—	27,100	47,383	—	47,383
Loss from operations	(26,971)	—	(26,971)	(45,678)	—	(45,678)

Other income (expense)
Interest income	3	—	3	50	—	50
Interest expense	(1,695)	—	(1,695)	(2,699)	—	(2,699)
Unrealized gain on warrant liability	—	8,435	8,435	—	22,171	22,171
Total other income (expense), net	(1,692)	8,435	6,743	(2,649)	22,171	19,522
Loss before benefit from income taxes	(28,663)	8,435	(20,228)	(48,327)	22,171	(26,156)
Benefit from income taxes	4,675	—	4,675	4,675	—	4,675
Net loss	$(23,988)	$8,435	$(15,553)	$(43,652)	$22,171	$(21,481)

Net loss per share (basic and diluted)	$(6.29)	$2.21	$(4.08)	$(2.91)	$1.48	$(1.43)

Weighted-average common shares (basic and diluted)	3,816,569	3,816,569	3,816,569	14,998,534	14,998,534	14,998,534

Comprehensive loss:
Net loss	$(23,988)	$8,435	$(15,553)	$(43,652)	$22,171	$(21,481)
Other comprehensive income:
Unrealized (loss) gain on marketable securities	—	—	—	—	—	—
Comprehensive loss	$(23,988)	$8,435	$(15,553)	$(43,652)	$22,171	$(21,481)

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated		Total
	Number of		Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares *	Amount	Capital *	Income	Deficit	Equity
As Previously Reported
Balance December 31, 2021	—	$—	3,034,901	$—	$396,388	$—	$(387,117)	$9,271
Share-based compensation - stock options and RSUs	—	—	—	—	764	—	—	764
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	25,623	—	348	—	—	348
Issuance of series A and B convertible preferred stock in a registered direct offering (Note 8)	4,850	4,850	—	—	—	—	—	4,850
Registered direct financing costs, inclusive of warrants	—	(965)	—	—	244	—	—	(721)
Conversion of series A convertible preferred stock	(2,425)	(897)	303,125	—	897	—	—	—
Vesting of RSUs	—	—	1,773	—	—	—	—	—
Warrants issued in connection with registered direct offering	—	(2,101)	—	—	2,101	—	—	—
Net loss	—	—	—	—	—	—	(11,769)	(11,769)
Balance March 31, 2022	2,425	$887	3,365,422	$—	$400,742	$—	$(398,886)	$2,743

Adjustment
Balance December 31, 2021	—	—	—	—	(9,183)	—	3,827	(5,356)
Share-based compensation - stock options and RSUs	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	—	—	—	—	—	—
Issuance of series A and B convertible preferred stock in a registered direct offering (Note 8)	—	(4,850)	—	—	—	—	—	(4,850)
Registered direct financing costs, inclusive of warrants	—	965	—	—	(244)	—	—	721
Conversion of series A convertible preferred stock	—	897	—	—	(897)	—	—	—
Vesting of RSUs	—	—	—	—	—	—	—	—
Warrants issued in connection with registered direct offering	—	2,101	—	—	(2,101)	—	—	—
Net loss	—	—	—	—	—	—	1,384	1,384
Total Adjustment March 31, 2022	—	$(887)	—	$—	$(12,425)	$—	$5,211	$(8,101)

As Restated
Balance December 31, 2021	—	$—	3,034,901	$—	$387,205	$—	$(383,290)	$3,915
Share-based compensation - stock options and RSUs	—	—	—	—	764	—	—	764
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	25,623	—	348	—	—	348
Issuance of series A and B convertible preferred stock in a registered direct offering (Note 8)	4,850	—	—	—	—	—	—	—
Registered direct financing costs, inclusive of warrants	—	—	—	—	—	—	—	—
Conversion of series A convertible preferred stock	(2,425)	—	303,125	—	—	—	—	—
Vesting of RSUs	—	—	1,773	—	—	—	—	—
Warrants issued in connection with registered direct offering	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,385)	(10,385)
Balance March 31, 2022	2,425	$—	3,365,422	$—	$388,317	$—	$(393,675)	$(5,358)

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated		Total
	Number of		Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares *	Amount	Capital *	Income	Deficit	Equity
As Previously Reported
Balance March 31, 2022	2,425	$887	3,365,422	$—	$400,742	$—	$(398,886)	$2,743
Share-based compensation - stock options and RSUs	—	—	—	—	669	—	—	669
Fractional shares retired as a result of reverse split	—	—	(10)	—	—	—	—	—
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	8,687,502	1	12,225	—	—	12,226
Conversion of series B convertible preferred stock	(2,425)	(887)	303,125	—	887	—	—	—
Vesting of RSUs	—	—	4,118	—	—	—	—	—
Net loss	—	—	—	—	—	—	(12,219)	(12,219)
Balance June 30, 2022	—	$—	12,360,157	$1	$414,523	$—	$(411,105)	$3,419

Adjustment
Balance March 31, 2022	—	(887)	—	—	(12,425)	—	5,211	(8,101)
Share-based compensation - stock options and RSUs	—	—	—	—	—	—	—	—
Fractional shares retired as a result of reverse split	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	—	—	—	—	—	—
Conversion of series B convertible preferred stock	—	887	—	—	(887)	—	—	—
Vesting of RSUs	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	7,051	7,051
Balance June 30, 2022	—	$—	—	$—	$(13,312)	$—	$12,262	$(1,050)

As Restated
Balance March 31, 2022	2,425	$—	3,365,422	$—	$388,317	$—	$(393,675)	$(5,358)
Share-based compensation - stock options and RSUs	—	—	—	—	669	—	—	669
Fractional shares retired as a result of reverse split	—	—	(10)	—	—	—	—	—
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	8,687,502	1	12,225	—	—	12,226
Conversion of series B convertible preferred stock	(2,425)	—	303,125	—	—	—	—	—
Vesting of RSUs	—	—	4,118	—	—	—	—	—
Net loss	—	—	—	—	—	—	(5,168)	(5,168)
Balance June 30, 2022	—	$—	12,360,157	$1	$401,211	$—	$(398,843)	$2,369

* Adjustment reflected as a result of the 1-for-40 reverse stock split effectuated on April 26, 2022.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated		Total
	Number of		Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares *	Amount	Capital *	Income	Deficit	Equity
As Previously Reported
Balance June 30, 2022	—	$—	12,360,157	$1	$414,523	$—	$(411,105)	$3,419
Share-based compensation - stock options and RSUs	—	—	—	—	536	—	—	536
Issuance of common stock pursuant to a public offering, net of expenses	—	—	26,666,666	3	21,968	—	—	21,971
Net loss	—	—	—	—	—	—	(19,666)	(19,666)

Balance September 30, 2022	—	—	39,026,823	$4	$437,027	$—	$(430,771)	$6,260

Adjustment
Balance June 30, 2022	—	—	—	—	(13,312)	—	12,262	(1,050)
Share-based compensation - stock options and RSUs	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to a public offering, net of expenses	—	—	—	—	(21,971)	—	—	(21,971)
Net loss	—	—	—	—	—	—	13,736	13,736
Balance September 30, 2022	—	—	—	$—	$(35,283)	$—	$25,998	$(9,285)

As Restated
Balance June 30, 2022	—	$—	12,360,157	$1	$401,211	$—	$(398,843)	$2,369
Share-based compensation - stock options and RSUs	—	—	—	—	536	—	—	536
Issuance of common stock pursuant to a public offering, net of expenses	—	—	26,666,666	3	(3)	—	—	—
Net loss	—	—	—	—	—	—	(5,930)	(5,930)
Balance September 30, 2022	—	—	39,026,823	$4	$401,744	$—	$(404,773)	$(3,025)

* Adjustment reflected as a result of the 1-for-40 reverse stock split effectuated on April 26, 2022.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

Statements of Cash Flows

	Three Months Ended			Six Months Ended			Nine Months Ended
	March 31, 2022 (unaudited)			June 30, 2022 (unaudited)			September 30, 2022 (unaudited)
	As Previoulsy Reported	Adjustment	As Restated	As Previoulsy Reported	Adjustment	As Restated	As Previoulsy Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(11,769)	$1,384	$(10,385)	$(23,988)	$8,435	$(15,553)	$(43,652)	$22,171	$(21,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash inventory reserve	—	—	—	—	—	—	—	—	—
Depreciation	527	—	527	1,057	—	1,057	1,255	—	1,255
Amortization	61	—	61	124	—	124	188	—	188
Loss on disposition of assets	—	—	—		—	—	11,122	—	11,122
Noncash stock-based compensation	764	—	764	1,433	—	1,433	1,969	—	1,969
Noncash amortization of deferred financing costs	419	—	419	797	—	797	1,635	—	1,635
Unrealized gain on warrants	—	(1,384)	(1,384)	—	(8,435)	(8,435)		(22,171)	(22,171)
Changes in operating assets and liabilities:			—
Accounts receivable	(132)	—	(132)	(554)	—	(554)	(2,178)	—	(2,178)
Income taxes receivable	(4,675)		(4,675)	—		—			—
Inventory	(1,727)	—	(1,727)	(1,374)	—	(1,374)	(831)	—	(831)
Prepaid expenses and other assets	707	—	707	1,267	—	1,267	(1,551)	—	(1,551)
Accounts payable and accrued expenses	1,095	—	1,095	3,643	—	3,643	(2,213)	—	(2,213)
Lease liability	(21)	—	(21)	(90)	—	(90)	(132)	—	(132)
Net cash used in operating activities	(14,751)	—	(14,751)	(17,685)	—	(17,685)	(34,388)	—	(34,388)

Cash flows from investing activities:
Purchases of marketable securities	—	—	—	—	—	—	—	—	—
Sales and maturities of marketable securities	—	—	—	—	—	—	—	—	—
Acquisition of property and equipment	(126)	—	(126)	(133)	—	(133)	(133)	—	(133)
Net cash (used in) provided by investing activities	(126)	—	(126)	(133)	—	(133)	(133)	—	(133)

Cash flows from financing activities:
Proceeds from issuance of preferred stock in registered direct offering, net of offering costs	4,129	—	4,129	4,129	—	4,129	4,129	—	4,129
Proceeds from issuance of common stock in public offering, net of offering costs	—	—	—		—	—	21,971	—	21,971
Proceeds from At-the-Market sales of common stock, net of offering costs	348	—	348	12,573	—	12,573	12,573	—	12,573
Proceeds from issuance of long-term debt	—	—	—	—	—	—	—	—	—
Repayments of long-term debt	(5,000)	—	(5,000)	(5,000)	—	(5,000)	(17,150)	—	(17,150)
Debt financing costs paid	—	—	—	—	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	—	—	—
Net cash provided by financing activities	(523)	—	(523)	11,702	—	11,702	21,523	—	21,523

Net (decrease) increase in cash and cash equivalents	(15,400)	—	(15,400)	(6,116)	—	(6,116)	(12,998)	—	(12,998)
Cash and cash equivalents, beginning of period	19,143	—	19,143	19,143	—	19,143	19,143	—	19,143
Cash and cash equivalents, end of period	$3,743	$—	$3,743	$13,027	$—	$13,027	$6,145	$—	$6,145

Supplemental cash flow information
Interest paid	$452	$—	$452	$898	$—	$898	$1,078	$—	$1,078

15. Subsequent Events

On January 25, 2023, the Board declared a dividend of one one-thousandth (1/1,000th) of a share of Series C Preferred Stock for each outstanding share of Company’s common stock to stockholders of record as of February 6, 2023. At a special meeting of stockholders held on March 9, 2023 (“Special Meeting”), the holders of Series C Preferred Stock had 1,000,000 votes per whole share of Series C Preferred Stock and were entitled to vote with the Company’s common stock, together as a single class, on the proposals to implement a reverse stock split (“Reverse Stock Split Proposal”) and adjournment of the Special Meeting, if necessary, but were not otherwise entitled to vote on any other proposals to be presented to the stockholders.

All shares of Series C Preferred Stock that were not present in person or by proxy at the Special Meeting as of immediately prior to the opening of the polls at the Special Meeting were automatically redeemed (the “Initial Redemption”). The outstanding shares of Series C Preferred Stock that were not redeemed pursuant to the Initial Redemption were redeemed automatically upon the approval by the Company’s stockholders of the Reverse Stock Split Proposal.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2022

(amounts in tables in thousands, except share and per share data)

On March 9, 2023, we conducted the Special Meeting where the vote on the Reverse Stock Split Proposal was approved. We have been notified by Nasdaq that we have until June 30, 2023 to effectuate the reverse stock split and regain compliance.

On March 21, 2023, the Company and Perceptive entered into the Sixth Amendment. The Sixth Amendment waived the Company’s obligations to (1) comply with certain financial covenants relating to minimum revenue requirements and minimum liquidity through June 30, 2023, and (2) file financial statements along with its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that are not subject to any “going concern” qualification.  In connection with the Sixth Amendment to the Perceptive Agreement, we amended and restated the Perceptive Warrants to reset the strike price of the Perceptive Warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, due to the material weakness in our internal control over financial reporting described below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management has concluded that there is a material weakness in the review procedures related to complex securities including the determination of liability versus equity treatment of certain warrants. Management has concluded that there is a material weakness in the design and operating effectiveness of the Company’s review procedures related to complex securities. The reviewer had insufficient resources supporting the assessment of the complex securities accounting model and the review procedures were not performed at a level of precision to prevent or detect a material misstatement on a timely basis in the normal course of the review. As a result, our previously issued financial statements as of and for the year ended December 31, 2021 have been restated. Based on this assessment, management believes that our internal control over financial reporting was not effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Except for the material weakness noted above, there has been no change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weakness

Management has actively initiated remediation efforts to address the material weakness. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature and identification of third-party accounting professionals with whom to consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 26, 2022 (Incorporated by reference, Exhibit 3.1 to Company’s Current Report on Form 8-K, file number 001-36454, filed on April 27, 2022.)

3.4	Amended and Restated Bylaws of the Registrant. (Incorporated by reference, Exhibit 3.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 30, 2014.)

3.5	Amended and Restated Bylaws of the Registrant. (Incorporated by reference, Exhibit 3.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on January 26, 2023.)

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on March 14, 2022 (Incorporated by reference, Exhibit 3.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

3.7

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on March 14, 2022 (Incorporated by reference, Exhibit 3.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

3.8

Certificate of Designation of Preferences, Rights, and Limitations of Series C Preferred Stock filed with the Secretary of State of the State of Delaware on January 26, 2023 (Incorporated by reference, Exhibit 3.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on January 26, 2023.)

Exhibit Number
4.1

Specimen Certificate evidencing shares of Registrant’s common stock (Incorporated by reference, Exhibit 4.1 to Company’s Third Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 9, 2014.)

4.2**	Amended and Restated Common Stock Purchase Warrant between Agile Therapeutics, Inc. and Perceptive Credit Holdings III, LP, dated as of March 21, 2023

4.3**	Amended and Restated Common Stock Purchase Warrant between Agile Therapeutics, Inc. and Perceptive Credit Holdings III, LP, dated as of March 21, 2023

4.4**	Amended and Restated Common Stock Purchase Warrant between Agile Therapeutics, Inc. and Perceptive Credit Holdings III, LP, dated as of March 21, 2023

4.5	Form of Warrant (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on October 8, 2021.)

4.6	Form of Series A Warrant (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

4.7	Form of Series B Warrant (Incorporated by reference, Exhibit 4.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

4.8	Form of Placement Agent Warrant (Incorporated by reference, Exhibit 4.3 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

4.9	Form of Series A-1 Warrant (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

4.10	Form of Series A-2 Warrant (Incorporated by reference, Exhibit 4.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

4.11	Form of Series B Pre-Funded Warrant (Incorporated by reference, Exhibit 4.3 to Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

4.12	Form of Placement Agent Warrant (Incorporated by reference, Exhibit 4.4 to Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

4.13	Description of Capital Stock (Incorporated by reference, Exhibit 4.4 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on February 20, 2020.)

10.1+	Form of Indemnification Agreement. (Incorporated by reference, Exhibit 10.1 to Company’s Second Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 5, 2014.)

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

10.5

Lease Agreement, dated August 6, 2021 by and between Agile Therapeutics, Inc. and 500 College Road Venture, LLC (Incorporated by reference, Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on November 2, 2021.)

10.6

Common Stock Sales Agreement dated November 8, 2019 by and between Agile Therapeutics, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference, Exhibit 1.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on November 8, 2019.)

10.7

Common Stock Sales Agreement dated March 18, 2021, by and between Agile Therapeutics, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference, Exhibit 1.1 to the Company’s Current Report on Form 8-K, file number 001-036464, filed on March 18, 2021.)

10.8

Common Stock Sales Agreement dated April 27, 2022 by and between Agile Therapeutics, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference, Exhibit 1.1 to Company’s Current Report on Form 8-K, file number 001-036464, filed on April 27, 2022.)

10.9

Controlled Equity OfferingSM Sales Agreement dated January 10, 2022 by and among Agile Therapeutics, Inc. and Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (Incorporated by reference, Exhibit 1.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on January 10, 2022.)

10.10

Engagement Agreement, by and between Agile Therapeutics, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference, Exhibit 10.32 to Company’s Amendment No. 1 to Registration Statement on Form S-1/A, file number 333-264960, filed on June 29, 2022.)

10.11

Amendment to Engagement Agreement, by and between Agile Therapeutics, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference, Exhibit 10.33 to Company’s Amendment No. 1 to Registration Statement on Form S-1/A, file number 333-264960, filed on June 29, 2022.)

10.12

Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of February 10, 2020 (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 12, 2020.)

10.13

Waiver and First Amendment to Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of February 26, 2021(Incorporated by reference, Exhibit 10.11 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 1, 2021.)

10.14

Waiver and Second Amendment to Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of January 7, 2022 (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on January 10, 2022.)

10.15

Waiver and Third Amendment to Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of March 10, 2022 (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 11, 2022.)

Exhibit Number
10.16

Waiver and Fourth Amendment to Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of May 11, 2022 (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 12, 2022.)

10.17

Fifth Amendment to Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, L.P. dated as of July 25, 2022 (Incorporated by reference, Exhibit 10.1 to Company’s Quarterly Report on form 10-Q, file number 001-36464, filed on November 7, 2022.)

10.18

Form of Securities Purchase Agreement, dated March 13, 2022, by and between Agile Therapeutics, Inc. and the purchaser signatory thereto (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

10.19

Form of Securities Purchase Agreement by and between Agile Therapeutics, Inc. and the purchasers signatory thereto (Incorporated by reference, Exhibit 10.31 to Company’s Amendment No. 1 to Registration Statement on Form S-1/A, file number 333-264960, filed on June 29, 2022.)

10.20

Form of Securities Purchase Agreement, by and between Agile Therapeutics, Inc., and certain purchasers (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

10.21*

Project Agreement, dated April 30, 2020, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.22*

First Amendment to Project Agreement, dated June 1, 2020, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.13 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 1, 2021.)

10.23*

Second Amendment to Project Agreement, dated January 1, 2021, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on November 2, 2021.)

10.24*

Third Amendment to Project Agreement, dated July 1, 2021, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC. (Incorporated by reference, Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on November 2, 2021.)

10.25*

Fourth Amendment to Project Agreement, dated September 1, 2021, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC. (Incorporated by reference, Exhibit 10.24 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 30, 2022.)

10.26*

Fifth Amendment to Project Agreement, dated February 1, 2022, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services LLC (Incorporated by reference, Exhibit 10.5 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on May 12, 2022.)

10.27* **	Sixth Amendment to Project Agreement, dated January 3, 2023, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC.

10.28*

Master Service Agreement, dated October 11. 2017, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

Exhibit Number
10.29*

First Amendment to Master Service Agreement, dated April 30, 2020, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.30*

Manufacturing and Commercialization Agreement, dated April 30, 2020, by and between Agile Therapeutics, Inc. and Corium, Inc. (Incorporated by reference, Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.31

Amendment No. 1 to Manufacturing and Commercialization Agreement, by and between Corium, Inc. and Agile Therapeutics, Inc., dated as of July 25, 2022, and Bill of Sale by Agile Therapeutics, Inc. to Corium Inc., dated as of July 25, 2022 (Incorporated by reference, Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on November 7, 2022.)

10.32+

Agile Therapeutics, Inc. Amended and Restated 2014 Incentive Compensation Plan (Incorporated by reference, Appendix A to Registrant’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, file number 001-36464, filed on April 25, 2018.)

10.33+ **	Amended and Restated Employment Agreement, dated November 22, 2022 by and between Agile Therapeutics, Inc. and Alfred Altomari.

10.34+ **	Amended and Restated Employment Agreement, dated November 1, 2022 by and between Agile Therapeutics, Inc. and Geoffrey P. Gilmore.

10.35+ **	Amended and Restated Employment Agreement, dated November 1, 2022 by and between Agile Therapeutics, Inc. and Paul Korner, MD.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Loss, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Indicates management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(b)(10).

**	Filed or furnished, as applicable, herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2023.

AGILE THERAPEUTICS, INC.

By	/s/ ALFRED ALTOMARI
Alfred Altomari
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED ALTOMARI Alfred Altomari	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2023

/s/ JASON BUTCH Jason Butch	Chief Accounting Officer (Principal Accounting Officer)	March 22, 2023

/s/ SHARON BARBARI	Director	March 22, 2023
Sharon Barbari

/s/ SANDRA CARSON Sandra Carson, M.D., FACOG	Director	March 22, 2023

/s/ SETH H.Z. FISCHER Seth H.Z. Fischer	Director	March 22, 2023

/s/ JOHN HUBBARD John Hubbard, Ph.D.	Director	March 22, 2023

/s/ AJIT S. SHETTY Ajit S. Shetty, Ph.D.	Director	March 22, 2023

/s/ JOSEPHINE TORRENTE Josephine Torrente	Director	March 22, 2023