Form 10-Q
period 2023-03-31
AGILE THERAPEUTICS INC
filed 2023-05-11
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 988,975 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 8, 2023.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2023

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned manufacturing and commercialization of Twirla®, the potential market acceptance and uptake of Twirla®, including the level of reimbursement available from third-party payors, the development of our other potential product candidates, the attractiveness of our business to potential investors or business partners, the strength and breadth of our intellectual property, our planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our potential product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our available cash and our ability to obtain additional funding to fund our business plan without delay and to continue as a going concern;
●	our ability to successfully maintain and enhance the commercialization of and increase the uptake for Twirla, our only approved product;
●	the rate and degree of market acceptance of Twirla by physicians, patients, clinics, institutions, third-party payors and others in the healthcare community;
●our ability to obtain adequate coverage and reimbursement for Twirla in the United States from private and public third-party payors;
●	the size and growth of the markets for Twirla and our ability to serve those markets;
●	shortages of key materials in the supply chain implicating the manufacture and distribution of Twirla;
●	regulatory and legislative developments in the United States and foreign countries, which could include, among other things, a government shutdown or limiting access to prescription contraceptives;
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	the growth in demand for Twirla and our ability to manage the levels of Twirla inventory, which could result in our having to write off inventory and our inability to meet the minimum requirements under our supply agreement with Corium Pharma Solutions (“Corium”);
●	our ability to timely obtain from our third-party manufacturer, Corium, sufficient quantities or quality of Twirla or other materials required for a clinical trial or other tests and studies;
●	the ability of Corium to produce commercial supply in quantities and quality sufficient to satisfy market demand for Twirla;
●	the performance and financial condition of Corium or any of the suppliers;
●	our ability to design and successfully complete a post-marketing long-term, prospective observational safety study comparing risks for venous thromboembolism, or VTE, and arterial thromboembolism, or ATE, in new users of Twirla to new users of oral combined hormonal contraceptives, or CHCs, and new users of Xulane in U.S. women of reproductive age using CHCs and the outcomes of our discussions with the United States Food and Drug Administration, or FDA, regarding the results of our post-marketing commitment, or PMC, to assess the residual drug content of Twirla after use;
●	our ability to maintain regulatory approval of Twirla and the labeling under any approval we obtain;
●	our ability to obtain and maintain intellectual property protection for Twirla and our product candidates;
●	the success and timing of our clinical trials or other studies, including post-marketing studies for Twirla;
●	development of unexpected safety or efficacy concerns related to Twirla;
●	our ability to continue to develop and maintain successful sales and marketing capabilities, including our ability to maintain an effective sales force or failure to build-out and implement an effective health care compliance program;
●	our ability to come into compliance with the listing requirements of the Nasdaq Capital Market;
●	our ability to retain key employees and recruit the additional personnel we will need to support our commercialization plan for Twirla; and
●	our ability to successfully implement our strategy.

Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. You should also read carefully the factors described in the “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 23, 2023 to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, any such inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard any of these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys, and studies are reliable, we have not independently verified such data.

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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1. Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,429	$5,246
Accounts receivable, net	3,123	3,377
Inventory, net	2,211	1,332
Prepaid expenses and other current assets	1,143	1,403
Total current assets	10,906	11,358
Property and equipment, net	151	177
Right of use asset	628	695
Other non-current assets	2,012	2,012
Total assets	$13,697	$14,242

Liabilities and stockholders’ deficit
Current liabilities:
Long-term debt, current portion	$1,508	$1,426
Accounts payable	10,358	7,734
Accrued expenses	6,310	3,908
Lease liability, current portion	330	319
Total current liabilities	18,506	13,387

Lease liabilities, long-term	378	466
Warrant liability	4,247	5,934
Total liabilities	23,131	19,787
Commitments and contingencies (Note 10)
Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 4,850 issued and no shares outstanding at March 31, 2023 and no shares issued and outstanding at December 31, 2022	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 932,101 and 859,402 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	404,658	403,157
Accumulated deficit	(414,092)	(408,702)
Total stockholders’ deficit	(9,434)	(5,545)
Total liabilities and stockholders’ deficit	$13,697	$14,242

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share and share data)

	March 31,
	2023	2022

Revenues, net	$3,813	$1,761
Cost of product revenues	2,003	1,527
Gross profit	1,810	234

Operating expenses:
Research and development	$763	$1,257
Selling and marketing	4,670	10,553
General and administrative	3,085	3,997
Total operating expenses	8,518	15,807
Loss from operations	(6,708)	(15,573)

Other income (expense)
Interest income	33	1
Interest expense	(402)	(872)
Unrealized gain on warrant liability	1,687	1,384
Total other income, net	1,318	513
Loss before benefit from income taxes	(5,390)	(15,060)
Benefit from income taxes	—	4,675
Net loss and comprehensive loss	$(5,390)	$(10,385)

Net loss per share (basic and diluted)	$(5.91)	$(166.68)

Weighted-average common shares (basic and diluted)	912,044	62,304

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional	Accumulated		Total
	Number of		Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance December 31, 2022	—	$—	859,402	$—	$403,157	$—	$(408,702)	$(5,545)
Share-based compensation - stock options and RSUs	—	—	—	—	498	—	—	498
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	72,699	—	1,003	—	—	1,003
Net loss	—	—	—	—	—	—	(5,390)	(5,390)
Balance March 31, 2023	—	$—	932,101	$—	$404,658	$—	$(414,092)	$(9,434)

See accompanying notes to unaudited financial statements.

On April 10, 2023, the Company effectuated a one-for-fifty reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split reduces the Company’s shares of outstanding common stock, stock options, RSU’s, and warrants to buy shares of the Company’s common stock. Fractional shares of common stock that would have otherwise resulted from the Reverse Stock Split were rounded down to the nearest whole share, and cash in lieu payments were made to stockholders. All share and per share data for all periods presented in the accompanying financial statements and the related disclosures have been adjusted retrospectively to reflect the Reverse Stock Split. The number of authorized shares of common stock and the par value per share remains unchanged.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional	Accumulated		Total
	Number of		Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance December 31, 2021	—	$—	60,698	$—	$387,205	$—	$(383,290)	$3,915
Share-based compensation - stock options and RSUs	—	—	—	—	764	—	—	764
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	512	—	348	—	—	348
Issuance of series A and B convertible preferred stock in a registered direct offering (Note 8)	4,850	—	—	—	—	—	—	—
Conversion of series A convertible preferred stock		—	6,063	—	—	—	—	—
Vesting of RSUs	(2,425)	—	35	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,385)	(10,385)
Balance March 31, 2022	2,425	—	67,308	$—	$388,317	$—	$(393,675)	$(5,358)

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,390)	$(10,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26	527
Amortization	67	61
Noncash stock-based compensation	498	764
Noncash amortization of deferred financing costs	307	419
Unrealized gain on warrants	(1,687)	(1,384)
Changes in operating assets and liabilities:
Accounts receivable	254	(132)
Income taxes receivable	—	(4,675)
Inventory	(879)	(1,727)
Prepaid expenses and other assets	260	707
Accounts payable and accrued expenses	5,026	1,095
Lease liability	(77)	(21)
Net cash used in operating activities	(1,595)	(14,751)

Cash flows from investing activities:
Acquisition of property and equipment	—	(126)
Net cash (used in) provided by investing activities	—	(126)

Cash flows from financing activities:
Proceeds from issuance of preferred stock in registered direct offering, net of offering costs	—	4,129
Proceeds from At-the-Market sales of common stock, net of offering costs	1,003	348
Repayments of long-term debt	(225)	(5,000)
Net cash provided by (used in) financing activities	778	(523)

Net decrease in cash and cash equivalents	(817)	(15,400)
Cash and cash equivalents, beginning of period	5,246	19,143
Cash and cash equivalents, end of period	$4,429	$3,743

Supplemental cash flow information
Interest paid	$94	$452

See accompanying notes to unaudited financial statements.

1. Organization and Description of Business

Nature of Operations

Agile Therapeutics, Inc. (“Agile” or the “Company”) was incorporated in Delaware on December 22, 1997. Agile is a women’s healthcare company dedicated to fulfilling the unmet health needs of today’s women. The Company’s activities since inception have consisted principally of raising capital, performing research and development, including development of the Company’s lead product, Twirla®, and more recently commercializing Twirla. The Company is headquartered in Princeton, New Jersey.

The Company’s sole approved product, Twirla, is a once-weekly prescription contraceptive patch that received approval from the U.S. Food and Drug Administration, or FDA, in February 2020 and was commercially launched in early December 2020. Substantially all of the Company’s resources are currently dedicated to commercializing Twirla in the United States. The Company has generated minimal product revenue to date and is subject to a number of risks similar to those of other early stage commercial companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the potential need to obtain additional capital necessary to fund the development of its products, reliance on a consistent supply chain both for Twirla and in general, macroeconomic factors such as inflation, competition from larger companies, and compliance with FDA and other government regulations. If the Company does not successfully commercialize Twirla, it will be unable to generate recurring product revenue or achieve profitability. The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of March 31, 2023, the Company had an accumulated deficit of approximately $414.1 million. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, as the Company:

●	maintains a sales and marketing infrastructure and contract manufacturing arrangement to support the continued commercialization of Twirla in the United States;

●	continues to commercialize Twirla and seek increased uptake of Twirla in the United States;

●	continues to evaluate additional line extensions for Twirla and initiates development of potential product candidates in addition to Twirla;
●	maintains, leverages, and expands the Company’s intellectual property portfolio; and
●	maintains operational, financial, and management information systems and personnel, including personnel to support the Company’s product development and future commercialization efforts.

The Company has financed its operations to date primarily through the issuance and sale of its common stock in both public and private offerings (see Note 8), private placements of its convertible preferred stock, venture loans, and non-dilutive grant funding.

Going Concern

As of March 31, 2023, the Company had cash and cash equivalents of $4.4 million and a $7.6 million working capital deficit. The Company’s current liquidity is sufficient to fund operations into June 2023. The Company closely monitors its cash and cash equivalents and will need to raise additional funds to meet its projected operating requirements, including the continued commercialization of Twirla, and exploring the advancement of its existing pipeline and its possible expansion through business development activities.

The Company has generated losses since inception, used substantial cash in operations, has a working capital deficit at March 31, 2023, and anticipates it will continue to incur net losses for the foreseeable future. The Company’s future success depends on its ability to obtain additional capital and/or implement various strategic alternatives, and there can be no assurance that any financing can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern through the 12 months following the date on which this Quarterly Report on Form 10-Q is filed.

The Company continues to analyze various alternatives, including refinancing alternatives, asset sales and mergers and acquisitions. The Company’s future success depends on its ability to raise additional capital as discussed above. The Company cannot be certain that these initiatives, or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current stockholders will experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company then may be unable to continue the commercialization of Twirla, and may also be required to cut operating costs, and forego future development and other opportunities.

The unaudited financial statements as of March 31, 2023 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan and successfully commercialize Twirla. The unaudited financial statements as of March 31, 2023 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 23, 2023.

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

The accompanying unaudited financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. If the Company encounters unforeseen factors that impact the Company’s current business plan or its ability to generate revenue from the commercialization of Twirla, the Company believes it has the ability to revise its commercial plans, including curtailing sales and marketing spending, to allow it to continue to fund its operations.

2. Summary of Significant Accounting Policies

The Company’s complete listing of significant accounting policies is described in Note 2 to the Company’s audited financial statements as of December 31, 2022 included in its Annual Report on Form 10-K filed with the SEC on March 23, 2023.

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

It should be noted that the possibility of continued public health threats could adversely affect the Company’s ongoing or planned business operations. For example, the coronavirus (“COVID-19”) pandemic previously resulted in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, access restrictions, restrictions on public gatherings, and stay at home orders. The most significant impacts to the Company’s business were encountered by sales representatives promoting Twirla in the field, as some offices limited opportunities for face-to-face interactions with healthcare providers. Re-implementation of COVID-19 restrictions, if necessary in the future, may disrupt the Company’s business and/or could adversely affect the Company’s commercialization plans and results. The Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if the Company or any of the third parties with whom the Company engages, including personnel at third-party manufacturing facilities and other third parties with whom the Company conducts business, were to experience shutdowns or other business disruptions, the Company’s ability to conduct its business in the manner and on the timeline presently planned could be materially and adversely impacted. Another shut down necessitating work in a completely remote environment could result in delays to its business activities and commercialization plan. The Company will continue to closely monitor events as they develop, and plan for alternative and mitigating measures that can be implemented if needed.

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

Trade Accounts Receivable and Allowances

Trade accounts receivable are amounts owed to the Company by its customers for product that has been delivered. The trade accounts receivable are recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses represents the Company’s estimate of losses over the life of the receivables. The Company evaluates forward looking economic factors and uses professional judgment to determine the allowance for credit losses. The credit loss reserves are reviewed and adjusted periodically. Credit loss reserves were not material as of March 31, 2023 and December 31, 2022.

Trade accounts receivable are aged based on the contractual payment terms. When the collectability of an invoice is no longer probable, the Company will create a reserve for that specific receivable. If a receivable is determined to be uncollectible, it is charged against the general credit loss reserve or the reserve for the specific receivable, if one exists.

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments, disclosures of fair value information about financial instruments are required, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Cash and cash equivalents (see Note 3) and the warrant liability (see Note 3) are carried at fair value. The warrant liability is measured at fair value in accordance with ASC 815.

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which approximates fair value given their short-term nature.

Inventory

Inventory is valued utilizing the weighted average costing method. The Company records an inventory reserve for losses associated with dated, expired, excess or obsolete items. This reserve is based on management’s current knowledge with respect to inventory levels, planned production and sales volume assumptions. As of March 31, 2023 and December 31, 2022, inventory reserves approximated $0.6 million.

Property and Equipment

Property and equipment, consisting of office equipment and computer equipment, is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Expenditures incurred after the fixed assets have been put into operation, such as repairs and maintenance, are charged to earnings in the period in which costs are incurred. Improvements and additions are capitalized in accordance with Company policy.

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe the carrying values of any long-lived assets are impaired as of March 31, 2023.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, expenses related to manufacturing, clinical trial expenses, consulting fees, and support services used in drug development. All research and development costs are charged to operations as incurred in accordance with ASC 730, Research and Development.

In certain circumstances, the Company is required to make advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the advance payments are deferred and are expensed when the activity has been performed or when the goods have been received.

Advertising Costs

The Company has elected to expense advertising costs when incurred. Advertising costs totaled zero and $3.3 million for the three months ended March 31, 2023 and 2022, respectively.

Deferred Financing Costs

Costs directly attributable to the Company’s senior secured term loan (see Note 7) are deferred and reported as a reduction of the related term loan. These costs represent legal fees and other costs related to the term loan and are being amortized utilizing the straight-line method over the term of the loan. Amortization of deferred financing costs charged to interest expense was $53,000 and $73,000 for the three months ended March 31, 2023 and 2022, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash, cash equivalents, and accounts receivable. The Company invests its cash and cash equivalents in interest-bearing accounts in United States financial institutions, the balances of which exceed federally insured limits. The Company mitigates credit risk by limiting the investment type and maturity to securities that preserve capital, maintain liquidity, and have a high credit quality. The Company has not recognized any losses from credit risks on such accounts. The Company has no financial instruments with off balance sheet risk of accounting loss.

Major customers of the Company are defined as those constituting greater than 10% of its total revenue. In the three months ended March 31, 2023, the Company had sales to four customers that individually accounted for more than 10% of its total revenue. These customers had sales of $1.1 million, $0.9 million, $0.8 million, and $0.8 million, respectively, which represented 92% of total revenues in the quarter. In the three months ended March 31, 2022, the Company had sales to three customers that individually accounted for more than 10% of its total revenue. These customers had sales of $0.6 million, $0.5 million, and $0.5 million, respectively, which represented 90% of total revenues in the quarter. Accounts receivable related to these four customers comprised 24%, 26%, 28%, and 18%, respectively, as of March 31, 2023.

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

Twirla is sold to customers at the wholesale acquisition cost (“WAC”). However, the Company records product revenue, net of reserves for applicable variable consideration. These types of variable consideration items reduce revenue and include the following:

●	Distribution services fees;
●	Prompt pay and other discounts;
●	Product returns;
●	Chargebacks;
●	Rebates; and
●	Co-payment assistance.

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

The specific considerations that the Company uses in estimating these amounts related to variable considerations are as follows:

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

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than twelve months. Twirla was commercially launched in December 2020 and with limited historical sales data, an estimate for product returns as of March 31, 2023 was made based on industry standard data and trend analysis. Estimated product returns are recorded as other current liabilities in accrued expenses on the balance sheet.

Chargebacks – Certain covered entities and government entities will be able to purchase the product at a price discounted below WAC. The difference between the government or covered entity purchase price and the wholesale distributor purchase price of WAC will be charged back to the Company. The Company estimates the amount in chargebacks based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Estimated chargebacks are recorded as contra trade accounts receivable on the balance sheet.

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

Co-payment assistance – The Company offers a co-payment assistance program to commercially insured patients whose insurance requires a co-payment to be made when filling their prescription. This is a voluntary program that is intended to provide financial assistance to patients meeting certain eligibility requirements. The Company estimates the amount of co-payment assistance based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Co-payment assistance estimates are recorded as other current liabilities in accrued expenses on the balance sheet.

Provisions for the revenue reserves described above totaled $4.5 million and $1.2 million for the three months ending March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, reserves on the balance sheet associated with variable consideration were $5.1 million.

Warrants

The Company accounts for its warrants to purchase common stock in accordance with ASC 480, Distinguishing Liabilities from Equity.

In connection with entering into a senior secured term loan facility in February 2020 (the “Perceptive Credit Agreement”), the Company issued warrants to purchase 700 shares of its common stock to the lender, Perceptive Credit Holdings III, L.P. (“Perceptive”). In connection with an amendment to that facility in February 2021, the

Company issued warrants to purchase 225 shares of the Company’s common stock (collectively, the “Perceptive Warrants”). The Perceptive Warrants qualify for equity classification and have been allocated based upon the relative fair value of the base instrument and the warrant. The Perceptive Warrants are subject to repricing in the event of an offering of securities at a price lower than the existing strike price before June 30, 2023. In March 2023, in connection with the Waiver and Sixth Amendment to the Perceptive Credit Agreement, the Company amended and restated the Perceptive Warrants to reset the strike price of the Perceptive Warrants. See Notes 7 and 8 for additional information.

In connection with an underwritten public offering completed in October 2021, the Company issued warrants to purchase 6,666 shares of its common stock. These warrants are classified as liabilities, were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations each reporting period. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants. This reduction resulted in an immaterial increase to additional paid-in-capital. See Notes 7 and 8 for additional information.

In connection with a registered direct offering completed in March 2022, the Company issued warrants to purchase 24,856 shares of its common stock. These warrants are classified as liabilities, were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations each reporting period. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants. This reduction resulted in an immaterial increase to additional paid-in-capital. See Notes 7 and 8 for additional information.

In connection with a letter agreement and waiver entered into with an investor on April 2022, the Company issued warrants to purchase 4,243 shares of common stock. These warrants are classified as liabilities, were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations each reporting period. See Note 8 for additional information.

In connection with a public offering completed in July 2022, the Company issued warrants to purchase 1,093,333 shares of its common stock. These warrants are classified as liabilities, were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations each reporting period. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants.

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

The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no uncertain tax positions as of March 31, 2023 that qualify for either recognition or disclosure in the financial statements under this guidance.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, common stock warrants, unvested RSUs and stock options are considered to be potentially dilutive securities but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive, and therefore, basic and diluted net loss per share were the same for all periods presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2023 and 2022, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	March 31,
	2023	2022
Common stock warrants	1,130,024	32,448
Unvested restricted stock units	129	131
Common stock options	7,889	6,120
Total	1,138,042	38,699

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements or disclosures.

The Company did not adopt any new accounting pronouncments during the three months ended March 31, 2023 that had a material effect on its financial statements.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of cash and cash equivalents. The Company has no Level 1 liabilities.

●	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities. The Company has no Level 2 assets or liabilities.
●	Level 3 — Unobservable inputs that are supported by little or no market data and which require internal development of assumptions about how market participants price the fair value of the assets or liabilities. The Company has no Level 3 assets. Level 3 liabilities consist of warrant liability.

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3
March 31, 2023
Assets:
Cash and cash equivalents	$4,429	$—	$—
Total assets at fair value	$4,429	$—	$—

Liabilities:
Warrant Liability	$—	$—	$4,247
Total assets at fair value	$—	$—	$4,247

	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Cash and cash equivalents	$5,246	$—	$—
Total assets at fair value	$5,246	$—	$—

Liabilities:
Warrant Liability	$—	$—	$5,934
Total assets at fair value	$—	$—	$5,934

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of March 31, 2023 include (i) volatility 81.88% - 127.99%, (ii) risk-free interest rate 3.6% - 4.9%, (iii) strike price for the common warrants of $45 and $1,700, (iv) strike price for the preferred warrants $520, (v) fair value of common stock $11.20, and (vi) expected life 0.4 - 4.3 years. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2022 include (i) volatility 136.8% - 137.4%, (ii) risk-free interest rate 4.2% - 4.7%, (iii) strike price for the common warrants $45.00 and $1,700, (iv) strike price for the preferred warrants of $520.00, (v) fair value of common stock $11.50, and (vi) expected life 0.7 - 4.5 years.

The following is a roll forward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2022	$5,934
Warrants issued	—
Change in fair value	(1,687)
Ending Balance March 31, 2023	$4,247

There were no transfers between Level 1, 2 or 3 during the three months ending March 31, 2023 or 2022.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid insurance	$550	$628
Other	593	775
Total prepaid expenses and other current assets	$1,143	$1,403

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Gross to net accruals	$2,292	$2,332
Accrued compensation	1,511	833
Accrued professional fees and other	2,507	743
Total accrued liabilities	$6,310	$3,908

6. Leases

The Company has no finance leases and one operating lease for its corporate headquarters in Princeton, NJ. The current lease commenced on December 1, 2021 and terminates on March 31, 2025. The lease provides the Company with an option to extend the lease for an additional five years. Under the terms of the lease, the Company pays base annual rent subject to a fixed dollar amount increase each year, a fixed monthly charge for electricity, and other normal operating expenses such as taxes, repairs, and maintenance. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. The lease does not require variable lease payments, residual value guarantees, or restrictive covenants.

The lease does not provide an implicit rate, therefore the Company used its incremental borrowing rate as the discount rate when measuring the operating lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Operating lease expense was $89,000 and $89,000 for the three months ended March 31, 2023 and 2022, respectively. Operating cash flows used for operating leases during the three months ended March 31, 2023 and 2022 were $77,000 and $21,000 respectively. As of March 31, 2023, the weighted average remaining lease term was 2.0 years and the weighted average discount rate was 11.8%.

Future minimum lease payments under non-cancellable leases as of March 31, 2023 were as follows (in thousands):

2023	$293
2024	397
2025	101
Total	$791
Less: Interest	(83)
Present value of lease liability	$708

7. Credit Agreement and Guaranty

On February 10, 2020, the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP (“Perceptive”) for a senior secured term loan credit facility of up to $35.0 million, (the “Perceptive

Credit Agreement”). A first tranche of $5.0 million was funded on execution of the Perceptive Credit Agreement. A second tranche of $15.0 million was funded as a result of the approval of Twirla by the FDA. Another $15.0 million tranche was to be available to the Company based on the achievement of a revenue milestone by December 31, 2021, which was not achieved. The other tranches of debt under the Perceptive Credit Agreement are no longer available to the Company. On January 7, 2022, the Company prepaid $5.0 million of the outstanding debt, and Perceptive waived the prepayment premium. On July 8, 2022, the Company prepaid $5.0 million of the outstanding debt, and Perceptive waived the prepayment premium. On July 25, 2022, the Company entered into a fifth amendment to the Perceptive Credit Agreement, as amended (the “Fifth Amendment”). Pursuant to the Fifth Amendment, Perceptive agreed to release its security interest in certain assets being transferred from the Company to Corium in connection with an amendment to the Company’s Manufacturing and Commercialization Agreement with Corium and waive the Company’s obligations to comply with certain financial covenants through the end of 2022. In exchange, the Company agreed to prepay $7.0 million of outstanding principal under the Perceptive Credit Agreement using the proceeds of recent sales under the Company’s ATM program with H.C. Wainwright & Co., LLC (see Note 8). Such payment was made on July 25, 2022. On March 21, 2023, the Company and Perceptive entered into a sixth amendment to the Perceptive Credit Agreement (the “Sixth Amendment”). The Sixth Amendment waived the Company’s obligations to (1) comply with certain financial covenants relating to minimum revenue requirements and minimum liquidity through June 30, 2023, and (2) file financial statements along with its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that are not subject to any “going concern” qualification.

The facility will mature on February 10, 2024 (“Maturity Date”). Pursuant to the Perceptive Agreement, beginning August 31, 2022, the Company began making monthly principal payments in an amount equal to $75,000, continuing until February 10, 2024, at which time all remaining principal amount outstanding is due.

Borrowings under the Perceptive Credit Agreement will accrue interest at an annual rate equal to the London Interbank Offered Rate for one-month deposits (“LIBOR”) plus 10.25%, provided that LIBOR shall not be less than 1.5%. The rate of interest in effect as of March 31, 2023 was 14.92%. Upon the occurrence and during the continuance of any event of default under the Perceptive Credit Agreement, the interest rate automatically increases by 3.0% per annum.

The Company may prepay any outstanding loans in whole or in part. Any such prepayment of the loans is subject to a prepayment premium of 2.0%.

All of the Company’s obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property. The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customary for similar financings. The negative covenants restrict or limit the ability of the Company to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain investments or restricted payments (each as defined in the Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Perceptive Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2023, report revenues for the trailing 12-month period that exceed the amounts set forth in the Sixth Amendment, which range from $80.5 million for the fiscal quarter ending September 30, 2023 to $87.1 million for the fiscal quarter ending December 31, 2023. Pursuant to the Sixth Amendment, the Company has received a waiver of certain financial covenants through the second quarter of 2023. In the event the Company does not pay off the remainder of the outstanding principal under the facility, in the second quarter of 2023, the Company will need to negotiate for a waiver of its obligations to comply with certain financial covenants.

In connection with the Perceptive Credit Agreement, the Company issued to Perceptive two warrants to purchase an aggregate of 700 shares of the Company’s common stock (together, the “2020 Perceptive Warrants”). The first warrant is exercisable for 350 shares of common stock at an exercise price of $7,480 per share. The second warrant is exercisable for 350 shares of common stock at an exercise price of $9,340 per share. The 2020 Perceptive Warrants expire on February 10, 2027. In connection with the Perceptive Credit Agreement, the Company issued to Perceptive a warrant to purchase 225 shares of the Company’s common stock (the “2021 Perceptive Warrant” and, together with the 2020 Perceptive Warrants, the “Perceptive Warrants”) at an exercise price of $5,740 per share. The 2021 Perceptive Warrant expires on February 26, 2028. The Perceptive Warrants contain anti-dilution provisions through June 30, 2023 and other warrant holder protections and are not exercisable to the extent that Perceptive would beneficially own more than 19.99% of the Company’s common stock as a result of the exercise. In connection with the Sixth Amendment, the Company amended and restated the Perceptive Warrants to reset the strike price of the Perceptive Warrants to $10.50 per warrant.

As a result of the public offering of the Company’s common stock completed in October 2021 (see Note 8), the antidilution provision of the Perceptive Warrants was triggered, resulting in a reduction of the strike price for the Perceptive Warrants. Warrants to purchase 350 shares of common stock that had an exercise price of $9,340 per share were reduced to $7,080 per share, warrants to purchase 350 shares of common stock that had an exercise price of $7,480 per share were reduced to $5,760 per share, and warrants to purchase 225 shares of common stock that had an exercise price of $5,740 per share were reduced to $4,540 per share.

As a result of the registered direct offering completed in March 2022 (see Note 8), the anti-dilution provision of the Perceptive Warrants was again triggered resulting in a further reduction of the strike price for the Perceptive Warrants. Warrants to purchase 350 shares of common stock that had an adjusted exercise price of $7,080 per share were reduced to $5,276 per share, warrants to purchase 350 shares of common stock that had an adjusted exercise price of $5,760 per share were reduced to $4,330.50 per share, and warrants to purchase 225 shares of common stock that had an adjusted exercise price of $4,540 per share were reduced to $3,456.50 per share.

As a result of the public offering of the Company’s common stock completed in July 2022 (see Note 8), the antidilution provision of the Perceptive Warrants was again triggered resulting in a reduction of the strike price for the Perceptive Warrants. Warrants to purchase 350 shares of common stock that had an exercise price of $5,276 per share were reduced to $745 per share, warrants to purchase 350 shares of common stock that had an exercise price of $4,330.50 per share were reduced to $618.50 per share, and warrants to purchase 225 shares of common stock that had an exercise price of $3,456.50 per share were reduced to $501.50 per share.

The Company allocated the proceeds of $20.0 million in accordance with ASC 470 based on the relative fair values of the debt and the Perceptive Warrants. The relative fair value of the Perceptive Warrants of approximately $3.6 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The significant assumptions used in the preparing the option pricing model for valuing the Perceptive Warrants issued include (i) volatility (70.0%), (ii) risk free interest rate of 1.47% (estimated using treasury bonds with a 7-year life), (iii) strike prices of $7,480 and $9,340 for the common stock warrants, (iv) fair value of common stock ($8,020) and (v) expected life (7 years). The fair value of the 2021 Perceptive Warrants of approximately $1.1 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The significant assumptions used in preparing the option pricing model for valuing the 2021 Perceptive Warrants issued include (i) volatility (103.5%), (ii) risk free interest rate of 1.15% (estimated using treasury bonds with a 7-year life), (iii) strike price of $5,740 for the common stock warrant, (iv) fair value of common stock ($5,740) and (v) expected life (7 years). The fair value of the warrants as well as the debt issue costs incurred in connection with the entry into the Perceptive Credit Agreement, including a facility fee of 1% of the total amount of loans available under the facility, are presented as a direct deduction from the carrying amount of the term loan on the consolidated balance sheet as detailed below (in thousands).

	March 31,	December 31,
	2023	2022
Notes payable	$2,400	$2,625
Debt issuance costs	(155)	(209)
Warrant discount	(737)	(990)
Total debt	$1,508	$1,426
Less, current portion	1,508	1,426
Long-term debt, less current portion	$—	$—

The fair value of the warrants and the debt issue costs are being amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of $307,000 and $419,000 for the three months ended March 31, 2023 and 2022, respectively.

8. Stockholders’ Deficit

On January 7, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 150,000,000 shares to 300,000,000 shares. The number of shares authorized for issuance was not impacted by the reverse stock splits implemented by the Company. See Note 11.

Shelf Registration Statement

On October 2, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $200.0 million (the “2020 Shelf Registration Statement”). On October 14, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. In the future, the Company may periodically offer one or more of these securities in amounts, prices, and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Public Offerings

In October 2021, the Company completed a public offering of 13,333 shares of its common stock and warrants to purchase 6,666 shares of its common stock at a combined price of $1,700 per share of common stock and one-half of a warrant to purchase one share of common stock. Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses were approximately $21.1 million.

In July 2022, the Company completed a public offering of (1) 382,966 shares of its common stock and warrants to purchase 765,933 shares of its common stock at a combined price of $45.00 per share of common stock and warrants and (2) 150,366 pre-funded warrants to purchase 150,366 shares of its common stock and warrants to purchase 300,733 shares of its common stock at a combined price of $45.00 per share of common stock and pre-funded warrant. Proceeds from the public offering, net of underwriting discounts, commissions, and offering expenses were approximately $22.0 million.

ATM Sales Agreement

In March 2021, the Company entered into a common stock sales agreement (the “Sales Agreement”) under which the Company may sell up to an aggregate of $50.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended).  The Company agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under the Sales Agreement.  During the year ended December 31, 2021, the Company issued and sold 3,457 shares of common stock under the Sales Agreement resulting in net proceeds to the Company of approximately $9.3 million.

On January 10, 2022, the Company filed a prospectus supplement to its 2020 Shelf Registration Statement registering an at-the-market offering program (the “2022 ATM”) the Company entered into for the sale of up to $50.0 million of shares of its common stock. The Company agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under the Sales Agreement.  During the three months ended March 31, 2022, the Company issued and sold 512 shares of common stock under the Sales Agreement resulting in net proceeds to the Company of approximately $0.3 million. On April 26, 2022, the Company terminated the 2022 ATM.

On April 27, 2022, the Company entered into a new at-the-market offering program (the “April 2022 ATM Agreement”) with H.C. Wainwright LLC and Co. (the “Sales Agent”) under which the Company is authorized to sell up to an aggregate of $12.8 million in gross proceeds through the sale of shares of common stock from time to time. The Company agreed to pay a commission of up to 3.0% of the gross proceeds of any common stock sold under the April 2022 ATM Agreement. Through September 30, 2022, the Company issued and sold a total of 173,750 shares of common stock under the April 2022 ATM Agreement, representing the entire capacity of the

April 2022 ATM, resulting in net proceeds of approximately $12.2 million. On August 22, 2022, the Company increased the April 2022 ATM (“August 2022 ATM”). As increased, the Company was eligible to offer and sell, from time to time through the Sales Agent, shares of its common stock having an aggregate offering price of up to $75.0 million. During the year ended December 31, 2022, the Company issued and sold 78,852 shares of common stock under the August 2022 ATM resulting in net proceeds of approximately $0.9 million. During the three months ending March 31, 2023, the Company issued and sold 72,698 shares for net proceeds of approximately $1.0 million. On April 12, 2023, the Company filed a prospectus supplement to its registration statement on Form S-3 for the August 2022 ATM verifying that it is now eligible to sell up to $4.5 million worth of shares through its ATM.

Registered Direct Offering

On March 14, 2022, the Company filed a prospectus supplement to its 2020 Shelf Registration Statement registering a direct offering (the “2022 Preferred Stock Offering”) of 2,425 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) and 2,425 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) and Series A warrants (the “Series A Warrants”) to purchase up to an aggregate of 12,125 shares of the common stock of the Company and Series B warrants (the “Series B Warrants”) to purchase up to an aggregate of 12,125 shares of common stock. Each share of Series A Preferred Stock and Series B Preferred Stock has a stated value of $1,000 per share and a conversion price of $400.00 per share. The shares of preferred stock issued in the 2022 Preferred Stock Offering are convertible into an aggregate of 12,125 shares of common stock. The Series A Warrants have an exercise price of $520.00 per share, will become exercisable six months following the date of issuance, and will expire 5 years following the initial exercise date. The Series B Warrants have an exercise price of $520.00 per share, will become exercisable six months following the date of issuance, and will expire one and one-half years following the initial exercise date. Proceeds from the 2022 Preferred Stock Offering, net of the placement agent’s fees and offering expenses were approximately $4.1 million. A portion of the placement’s agents fees included warrants to purchase 606 shares of the common stock of the Company at a strike price of $500.00 per share. The warrants become exercisable six months following the date of issuance and will expire 5 years following the commencement of sales in the 2022 Preferred Stock Offering.

On March 15, 2022, 2,425 shares of the Series A Preferred Stock were converted into 6,025 shares of the Company’s common stock. On April 4, 2022, 2,425 shares of the Series B Preferred Stock were converted into 6,025 shares of the Company’s common stock.

On April 25, 2022, the Company entered into a letter agreement and waiver (the “Letter Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice”), pursuant to which Armistice consented to the Company entering into and effecting an at-the-market (“ATM”) offering facility. On March 14, 2022, the Company entered into the 2022 Preferred Stock Offering with Armistice, under which agreement, the Company was restricted from entering into and effecting an ATM offering facility until the 180-day anniversary of the Closing Date.  Pursuant to the Letter Agreement, the Company issued to Armistice a new common stock purchase warrant (“New Warrant”), on the same terms and conditions as the Series A Warrants, provided that such New Warrant shall be exercisable into 4,243 warrant shares. The Series A Warrants have an exercise price of $520 per share, and will become exercisable six months following the date of issuance, and will expire 5 years following the initial exercise date.  The New Warrant is exercisable 6 months after the date of the Letter Agreement.

On July 6, 2022, the Company completed a best efforts public offering (the “Offering”) in which the Company raised net proceeds of $22.0 million through the sale of 382,966 shares of common stock and 150,366 pre-funded warrants (“Series B pre-funded warrants”) to purchase 150,366 shares of common stock. Both the sales of shares of common stock and pre-funded warrants were accompanied by Series A-1 and Series A-2 warrants (together the “Series A warrants”) to purchase shares of common stock. The Series A-1 warrants are exercisable immediately and will expire five years from the date of issuance, and the Series A-2 warrants are exercisable immediately and will expire thirteen months from the date of issuance. H.C. Wainwright acted as the exclusive placement agent in connection with the Offering and, as compensation, received a cash fee of 7% of the aggregate proceeds raised in the Offering. The Company also issued to certain designees of H.C. Wainwright warrants to purchase up to 26,666 shares of common stock with an exercise price of $56.25 per share.

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cost of goods sold	$29	$44
Research and development	87	103
Selling and marketing	31	40
General and administrative	351	577
Total	$498	$764

9. Income Taxes

Sale of New Jersey Net Operating Losses

The Company has participated in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) sponsored by The New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused NOLs and unused research and development credits to sell these tax benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey. The Program is administered by The New Jersey Economic Development Authority and the New Jersey Department of the Treasury’s Division of Taxation. The Company had previously reached the maximum lifetime benefit of $15.0 million under the historical Program; however, in January 2021 the Program was amended to extend the maximum lifetime benefit to $20.0 million. The Company received final approval in March 2022 for $4.7 million of additional cash benefit that was received in April 2022.

10. Commitments and Contingencies

The Company has several firm purchase commitments, primarily related to the manufacture and supply of Twirla and the supply of a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services. Future firm purchase commitments under these agreements, the last of which ends in 2033, total $236.1 million. This amount does not represent all of the Company’s anticipated purchases in the future, but instead represents only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend in 2023 or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.

In April 2020, the Company entered into a manufacturing and commercialization agreement with Corium (the “Corium Agreement”). Under the Corium Agreement, the Company has a requirement to order quarterly minimum volumes of approximately $5.6 million of product. In the event that the Company does not order the minimum volume, the Company is required to pay an additional fee equal to twenty-five percent (25%) per unit of the transfer price for all units ordered in that quarter. The Company did not meet the minimum volume order in the first or second quarter of 2022, and has, therefore, paid the additional 25% per unit fee as a penalty for all units ordered during the period. Based on current demand expectations for Twirla, the Company did not expect to meet the minimum volume order for the balance of 2022 and would be subject to the additional fee on future purchases. On July 25, 2022 the Company and Corium entered into Amendment No. 1 to the Corium Agreement (the “Amendment”) that is designed to restructure the contract minimums applicable to the purchase of manufactured Twirla and other services provided by Corium, transfer equipment ownership to Corium to support the manufacture of Twirla, and extend the term of the Corium Agreement. Pursuant to the Amendment, the parties agreed to adjust the process for the Company providing Corium certain binding and non-binding forecasts required under the Corium Agreement. Additionally, Corium will not enforce the original quantity minimums in the Corium Agreement, which are waived and replaced by new minimums that are based on Corium’s revenue for product purchased by the Company, expiring raw materials, and other services billed by Corium to support batch production and release. The guaranteed minimum revenue requirement for 2023 is $7.0 million, and is $22.5 million for 2024 and each year thereafter. In the event that the Company does not meet the guaranteed minimum revenue requirements in any given year, the Company will be required to make additional payments to Corium for the shortfall. The Company agreed to make certain monthly supplemental payments to Corium through December 2023, which payments are eligible to be retroactively reduced based upon product orders placed by the Company during 2023 meeting certain designated thresholds. In connection with the supplemental payments, Corium will retain the proceeds for the sale of certain raw materials to which the Company would otherwise have economic right to offset such supplemental payments. Further, the Company agreed to reimburse Corium for any unused raw materials in the event the Company’s actual product requirements are lower than initially forecasted. Pursuant to the Amendment, the term of the Corium Agreement was extended to December 31, 2033. Pursuant to the Amendment, the parties agreed to transfer ownership of certain manufacturing equipment used in the manufacture of Twirla from the Company to Corium under a Bill of Sale dated July 25, 2022.

The Company records a provision for contingent losses when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. As of March 31, 2023, the Company has not recorded a provision for any contingent losses.

11. Subsequent Events

On April 10, 2023, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment, or the Certificate of Amendment, to the Company’s Amended and Restated Certificate of Incorporation, which became effective on April 10, 2023. The Certificate of Amendment implemented a 1-for-50 reverse stock split of the Company’s common stock. On the effective date of April 10, 2023, the number of the Company’s issued and outstanding shares of common stock was decreased from 46,605,134 to 932,101, and the par value remained unchanged. No fractional shares were issued as a result of the reverse stock split. Stockholders who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof. The reverse stock split affected all shares of the Company’s common stock outstanding immediately prior to the effective date of the reverse stock split, as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans. In addition, the reverse stock split effected a reduction in the number of shares of common stock issuable upon the exercise of stock options, restricted stock units, or warrants outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2023.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Dollars in the text and in tabular format are presented in thousands, except per share data, or as otherwise indicated.

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

We are focused on our advancement as a commercial company. During 2023, we plan to continue implementing our commercialization plan for Twirla, with the goal of establishing a growing position in the hormonal contraceptive market. In addition to growing Twirla, we also plan to continue pursuing opportunities to broaden our portfolio to address areas of unmet medical need in women’s health.

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

Our current priorities are as follows:

●	Continue to manage our available cash and obtain financing to fund our business plan without delay;

●	Continue to implement our commercialization plans for Twirla to increase uptake of Twirla in the United States, through targeted digital direct to consumer advertising, growing our telemedicine presence through new partnerships and our existing partnership with Nurx®, and driving growth in the non-retail channel through our collaboration with Afaxys, which provides us access to some of the largest Planned Parenthood organizations in the country;

●	Continue to expand access to Twirla through multiple business channels including retail and specialty pharmacies, telemedicine, government contracting, and non-retail channels, including public health centers through our relationship with Afaxys;

●	Expand coverage and reimbursement for Twirla in the United States from private and public third-party payors;

●	Maintain and manage the supply chain for Twirla to support increased commercialization of Twirla across the United States and working through existing and future inventory prior to product becoming short-dated;

●	Reduce our operating loss and continue to progress towards generating positive cash flows;

●	Evaluate the advancement of our existing pipeline and its possible expansion through business development activities; and

●	Continue to implement our obligations related to our post-marketing commitment and the post-marketing requirement studies of Twirla.

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

Financial Overview

Since our inception in 1997 through 2022, we generated minimal revenue and have never been profitable. Through March 31, 2023, we had an accumulated deficit of $414.1 million, and our net loss was $5.4 million and $10.4 million for the three months ended March 31, 2023 and 2022, respectively. We expect to continue to incur significant operating losses for the foreseeable future as we commercialize Twirla. We have financed our operations primarily through the public offerings of equity securities, convertible preferred stock, term loans and sale of our New Jersey net operating losses. As of March 31, 2023, we had $4.4 million in cash and cash equivalents.

Moving forward, we plan to continue to monitor our cash and cash equivalents balances, in an effort to ensure we have adequate liquidity to fund our operations. If we encounter unforeseen factors that impact our current business plan or our ability to generate revenue from the commercialization of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations using existing cash and cash equivalents.

As we develop as a commercial company, we anticipate that our operating expenses will be primarily focused on commercialization activities for Twirla. We also expect a portion of our operating expenses in the future will be related to research and development as we conduct our long-term, prospective observational safety study for Twirla, which is a post marketing requirement from the FDA, and evaluate the development of our pipeline. As of March 31, 2023, we have significantly reduced our operating expenses through several measures, including optimizing our sales force, reducing reliance on third-party service providers, reducing our advertising spend, and reorganizing our executive leadership team and general personnel. We are committed to continuing to explore ways to reduce expenses and focus efforts and resources on commercialization and uptake of Twirla. Our ability to reduce our operating loss and begin to generate positive cash flow from operations depends on the continued success in commercializing Twirla and maintaining discipline over our operating expenses. We continue to explore business development opportunities to commercialize a second product, and to do so in a way that we believe would contribute to our ability to reduce our operating losses and reduce our time to achieving positive cash flow from operations.

Going Concern

As of March 31, 2023, we had cash and cash equivalents of $4.4 million. We closely monitor our cash and cash equivalents and expect that our current cash will support operations through June 2023.

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

We continue to analyze various alternatives, including refinancing alternatives, potential asset sales, and mergers and acquisitions. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, whether through the issuance of equity or convertible debt securities, or any combination thereof, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, including Twirla, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funds when needed or on acceptable terms, we then may be unable to continue the commercialization of Twirla and may also be required to further cut operating costs, forego future development and other opportunities, and may need to seek bankruptcy protection.

The unaudited financial statements as of March 31, 2023 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures, and/or execute on our business plan and continue the commercial growth of Twirla. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not own any manufacturing facilities and rely on our contract manufacturer, Corium, for all aspects of the manufacturing of Twirla. We will need to continue to invest in the manufacturing process for Twirla, and incur significant expenses, in order to be capable of supplying projected commercial quantities of Twirla. We have incurred significant expenses in order to create an infrastructure to support the commercialization of Twirla, including sales, marketing, distribution, medical affairs, and compliance functions. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

For the three months ended March 31, 2023 and 2022, net sales totaled $3.8 million and $1.8 million, respectively, representing the sale of 43,446 units and 16,818 units, respectively.

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

For the three months ended March 31, 2023 and 2022, cost of product revenues totaled $2.0 million and $1.5 million, respectively.

Research and Development Expenses

Since our inception and through approval of Twirla by the FDA in February 2020, we focused our resources on our research and development activities. Research and development expenses consist primarily of costs incurred for the development of Twirla and other current and future potential product candidates, and include:

●	expenses incurred under agreements with contract research organizations, or CROs, and investigative sites that conduct our clinical trials and preclinical studies;
●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expenses;
●	the cost of acquiring, developing, and manufacturing clinical trial materials, including the supply of our potential product candidates; and
●	costs associated with research, development, and regulatory activities.

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

For the three months ended March 31, 2023 and 2022, our research and development expenses were approximately $0.8 million and $1.3 million, respectively. The following table summarizes our research and development expenses by functional area.

	Three Months Ended
	March 31,
	(In thousands)
	2023	2022

Clinical development	$45	$448
Regulatory	111	133
Personnel related	520	573
Stock-based compensation	87	103
Total research and development expenses	$763	$1,257

It is difficult to determine with any certainty the exact duration and completion costs of any of our future clinical trials of Twirla or our current and future potential product candidates we may advance. It is also difficult to determine if, when, or to what extent we will generate revenue from the commercialization and sale of Twirla or our potential product candidates that obtain regulatory approval.

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

For the three months ended March 31, 2023 and 2022, our selling and marketing expenses totaled approximately $4.7 million and $10.6 million, respectively. Our commercial launch of Twirla in the United States utilized a contract sales force. We anticipate that our selling and marketing expenses will continue to be significant as our commercialization efforts continue.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance and administrative functions including payroll taxes and health insurance, stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs, insurance and professional fees for legal, patent review, consulting, and accounting services. General and administrative expenses are expensed as incurred.

For the three months ended March 31, 2023 and 2022, our general and administrative expenses totaled approximately $3.1 million and $4.0 million, respectively. We anticipate that our general and administrative expenses will stabilize in the future.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosures. On an ongoing basis, our actual results may differ significantly from our estimates.

There have been no material changes to our critical accounting policies and estimates from the information discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as filed with the SEC on March 23, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended
	March 31,
	(In thousands)
	2023	2022	Change

Revenues, net	$3,813	$1,761	$2,052
Cost of product revenues	2,003	1,527	476
Gross profit	1,810	234	1,576

Operating expenses:
Research and development	$763	$1,257	$(494)
Selling and marketing	4,670	10,553	(5,883)
General and administrative	3,085	3,997	(912)
Total operating expenses	8,518	15,807	(7,289)
Loss from operations	$(6,708)	$(15,573)	8,865

Other income (expense)
Interest income	33	1	32
Interest expense	(402)	(872)	470
Unrealized gain on warrant liability	1,687	1,384	303
Total other income (expense), net	1,318	513	805
Loss before benefit from income taxes	(5,390)	(15,060)	9,670
Benefit from income taxes	—	4,675	(4,675)
Net loss	$(5,390)	$(10,385)	$4,995

Revenues. Revenue, net increased by $2.1 million or 117% from $1.8 million for the three months ended March 31, 2022 to $3.8 million for the three months ended March 31, 2023. Unit sales increased by approximately 26,000 units, or 258%, from 16,818 units for the three months ended March 31, 2022, to 43,446 units for the three months ended March 31, 2023. The decrease in the percentage of growth between dollars and units pertains to increased price discounts offered to the non-retail sales channel. Revenue, net consists of sales of Twirla and reflects the shipment of Twirla to specialty distributors, net of estimates for applicable variable consideration, which consist primarily of wholesale distribution fees, prompt pay and other discounts, rebates, chargebacks, product returns, and co-pay assistance programs.

Cost of product revenues. Cost of product revenues increased by $0.5 million or 33% from $1.5 million for the three months ended March 31, 2022 to $2.0 million for the three months ended March 31, 2023, and consists of direct and indirect costs related to the manufacturing of Twirla sold, including third-party manufacturing costs, packaging services, freight, and allocations of overhead costs that are primarily fixed such as salaries, benefits, and insurance.

Research and development expenses. Research and development expenses decreased by $0.5 million, or 39%, from $1.3 million for the three months ended March 31, 2022 to $0.8 million for the three months ended March 31, 2023. This decrease in research and development expenses was primarily due to a decrease in clinical development expenses of $0.4 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.  This decrease reflects a reduction in spending related to our pipeline evaluation and development.

Selling and marketing expenses. Selling and marketing expenses decreased by $5.9 million, or 56%, from $10.6 million for the three months ended March 31, 2022 to $4.7 million for the three months ended March 31, 2023. This decrease in selling and marketing expenses is due to reduced spending on marketing initiatives and the optimization of our contract sales force.

General and administrative expenses.  General and administrative expenses decreased by $0.9 million, or 23%, from $4.0 million for the three months ended March 31, 2022 to $3.1 million for the three months ended March 31, 2023. This decrease in general and administrative expense was primarily due to lower personnel related costs due to lower headcount.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Interest expense.  Interest expense is attributable to our term loan with Perceptive and includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense decreased by $0.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the reduction in the principal amount outstanding on the loan.

Unrealized gain on warrant liability. Unrealized gain on warrant liability reflects the non-cash changes in the estimated fair value of the warrant liability.

Benefit from income taxes. Benefit from income taxes represents $4.7 million received under the State of New Jersey’s Technology Business Tax Certificate Transfer Program sponsored by The New Jersey Economic Development Authority during the three months ending March 31, 2022.

Liquidity and Capital Resources

At March 31, 2023, we had cash and cash equivalents totaling $4.4 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	(In thousands)
	2023	2022

Net cash used in operating activities	$(1,595)	$(14,751)
Net cash used in investing activities	—	(126)
Net cash provided by (used in) financing activities	778	(523)
Net decrease in cash and cash equivalents	$(817)	$(15,400)

Operating Activities

Net cash used in operating activities was $1.6 million for the three months ended March 31, 2023 and consisted primarily of a net loss of $5.4 million and a $1.7 million unrealized gain on warrants, offset by non-cash stock-based compensation expense of $0.5 million, $0.4 million of other non-cash charges, primarily interest expense, and $4.6 million of positive working capital changes, primarily an increase in accounts payable and accrued expenses. Net cash used in operating activities was $14.8 million for the three months ended March 31, 2022 and consisted primarily of a net loss of $10.4 million, a $1.4 million unrealized gain on warrants and a $4.7 million increase in income taxes receivable, offset by non-cash stock-based compensation expense of $0.8 million, depreciation expense of $0.5 million, and $0.5 million of other non-cash charges, primarily interest expense.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $0.1 million and consisted of acquisitions of equipment. There were no investing activities during the three months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $0.8 million, which consists of net proceeds of $1.0 million from the sale of 72,699 shares of our common stock through an at-the-market, or ATM, sales program partially offset by $0.2 million of principal payments on our debt. Net cash used in financing activities for the three months ended March 31, 2022 was $0.5 million, which consists of a principal payment of long-term debt of $5.0 million, offset by net proceeds of $4.1 million from the sale of preferred stock in a registered direct offering and proceeds of $0.3 million from the sale of 20,498 shares of our common stock through an ATM program.

Funding Requirements and Other Liquidity Matters

We closely monitor our cash and cash equivalents balances, in an effort to ensure we have adequate liquidity to fund the operations of the Company. If unforeseen factors impact our current business plan or our ability to generate revenue from the commercialization of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations. In addition, on October 2, 2020 we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $200.0 million (the “2020 Shelf Registration Statement”). On October 14, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC.

On January 10, 2022, we filed a prospectus supplement to our 2020 Shelf Registration Statement registering the 2022 ATM we entered into for the sale of up to $50.0 million of shares of our common stock. During the three months ending March 31, 2022, we sold and issued 512 shares of common stock resulting in net proceeds of $0.3 million. On April, 26, 2022, we terminated the 2022 ATM Agreement.

On March 13, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single healthcare-focused institutional investor (the “Purchaser”), pursuant to which we issued, in a registered direct offering (the “2022 Preferred Stock Offering”), 2,425 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) and 2,425 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) and Series A warrants (the “Series A Warrants”) to purchase up to an aggregate of 12,125 shares of the common stock of the Company (the “Common Stock”) and Series B warrants (the “Series B Warrants”) to purchase up to an aggregate of 12,125 shares of Common Stock. Each share of Series A Preferred Stock and Series B Preferred Stock has a stated value of $1,000 per share and a conversion price of $400.00 per share. The shares of preferred stock issued in the offering are convertible into an aggregate of 12,125 shares of Common Stock. The Series A Warrants have an exercise price of $520 per share, will become exercisable six months following the date of issuance, and will expire 5 years following the initial exercise date. The Series B Warrants have an exercise price of $520 per share, will become exercisable six months following the date of issuance, and will expire one and one-half years following the initial exercise date.  The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties. The 2022 Preferred Stock Offering closed on March 14, 2022 and total net proceeds were approximately $4.3 million.

On April 25, 2022, we entered into a Letter Agreement with the Purchasers, pursuant to which the Purchasers consented to us entering into and effecting an ATM offering facility. Pursuant to the Letter Agreement, we issued to the Purchasers the New Warrant, on the same terms and conditions as the Series A Warrants, provided that such New Warrant shall be exercisable into 4,243 warrant shares, subject to adjustment thereunder. The Series A Warrants have an exercise price of $520 per share, will become exercisable six months after the date of the Letter Agreement, and will expire 5 years following the initial exercise date.

On April 27, 2022, we entered into the April 2022 ATM Agreement under which we are authorized to sell up to an aggregate of $12.8 million in gross proceeds through the sale of shares of common stock from time to time in the April 2022 ATM. We agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement. Through September 30, 2022, we issued and sold a total of 173,750 shares of common stock under the April 2022 ATM Agreement, representing the entire capacity of the April 2022 ATM, resulting in net proceeds of approximately $12.2 million. On August 22, 2022, we increased the April 2022 ATM (“August 2022 ATM”). As increased, we were eligible to offer and sell, from time to time through the Sales Agent, shares of our common stock having an aggregate offering price of up to $75.0 million. During the year ended December 31, 2022, we issued and sold 78,852 shares of common stock under the August 2022 ATM resulting in net proceeds to us of approximately $0.9 million. During the three months ending March 31, 2023, we issued and sold 72,699 shares resulting in proceeds of approximately $1.0 million. On April 12, 2023, we filed a prospectus supplement to our registration statement on Form S-3 for the August 2022 ATM verifying that we are now eligible to sell up to $4.5 million worth of shares through our ATM.

On July 6, 2022, we completed a best-efforts public offering (the “Offering”) in which we raised net proceeds of $22.0 million through the sale of 382,966 shares of common stock and 150,366 pre-funded warrants (“Series B pre-funded warrants”) to purchase 150,366 shares of common stock. Both the sales of shares of common stock and pre-funded warrants were accompanied by Series A-1 and Series A-2 warrants (together the “Series A warrants”) to purchase shares of common stock. The Series A-1 warrants are exercisable immediately and will expire five years from the date of issuance, and the Series A-2 warrants are exercisable immediately and will expire thirteen months from the date of issuance. H.C. Wainwright acted as the exclusive placement agent in connection with the Offering and, as compensation, received a cash fee of 7% of the aggregate proceeds raised in the Offering. We also issued to certain designees of H.C. Wainwright warrants to purchase up to 26,666 shares of commons stock with an exercise price of $56.25 per share.

We believe we may have the potential to access additional capital through the 2022 ATM, selling additional debt or equity securities or obtaining a line of credit or other loan as required.

We expect to continue to incur significant operating expenses for the foreseeable future in connection with our ongoing activities as we:

•	maintain a sales and marketing infrastructure and contract manufacturing arrangement to support the continued commercialization of Twirla in the United States;
•	continue to commercialize Twirla and seek increased uptake of Twirla in the United States;
•	continue to evaluate additional line extensions for Twirla and initiate development of potential product candidates in addition to Twirla;
•	maintain, leverage and expand our intellectual property portfolio; and
•	maintain operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

We may also need to raise additional funds if we need to change components of our commercial plan or if we encounter any unforeseen events that affect our current business plan, or we may choose to raise additional funds to provide us with additional working capital. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed or on attractive terms or are unable to enter into strategic collaborations, we then may be unable to successfully commercialize Twirla and may also be required to further cut operating costs, forego future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection. Because of the numerous risks and uncertainties associated with such developments, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the commercialization of Twirla. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

In April 2020, we entered into a Manufacturing and Commercialization agreement with Corium, Inc., which we refer to as the Corium Agreement, and which replaced our previous development agreement. Pursuant to the Corium Agreement, Corium will manufacture and supply all of our product requirements for Twirla at certain specified rates. Under the terms of the Corium Agreement, Corium is to be the exclusive supplier of Twirla for ten years. The Corium Agreement included a quarterly minimum purchase commitment and a fixed price per unit for two years from December 2020, the date of the first commercial batch purchase order invoice, depending on annual purchase volume. During 2021, we did not meet all of our minimum quantity purchases from Corium, and as a result, paid penalties as required by our agreement with Corium. On July 25, 2022 we, along with Corium, amended the Corium Agreement to restructure the minimums applicable to the purchase of manufactured Twirla and to extend the term of the Corium Agreement until December 31, 2033. The Corium Agreement terminates automatically on December 31, 2033, but may be terminated for any reason upon the written mutual agreement of both parties; provided, however, that the parties must confer in good faith regarding possible mutual termination. In the event of such termination, we may still effect purchase orders after the notice of termination is given and until the time any such termination becomes effective. As of March 31, 2023, the minimum amount committed totals $231.7 million.

In April 2020, we entered into a project agreement with inVentiv Commercial Services, LLC, or inVentiv, a Syneos Health Group Company, which we refer to as the Syneos Agreement, under our Master Services Agreement with inVentiv. Pursuant to the Syneos Agreement, inVentiv, through its affiliate Syneos Selling Solutions, will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services with respect to Twirla to us in exchange for an up-front implementation fee and a fixed monthly fee. Effective February 1, 2022, we entered into an amendment to the Syneos Agreement that extended the term until August 23, 2024. At that time, the Syneos Agreement will terminate automatically unless extended upon the mutual written agreement of the Parties. We may terminate the Syneos Agreement for any reason upon timely written notice without incurring a termination fee. As of March 31, 2023, the minimum amount committed totals $3.5 million.

Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. The lease for this space commenced in December 2021, and the minimum payments over the remaining 24-month term totals $0.8 million as of March 31, 2023.

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

We had cash and cash equivalents of $4.4 million and $5.2 million at March 31, 2023 and December 31, 2022, respectively, consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would not have a material effect on interest expense for the three months ended March 31, 2023.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2023.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, due to the material weakness in our internal control over financial reporting described below.

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

Changes to Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

The following risk factor should be considered in addition to our risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

On March 27, 2023, we received a deficiency letter from Nasdaq notifying us that we are not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement”). Our Annual Report on Form 10-K for the fourth quarter and year ended December 31, 2022 reported stockholders’ equity of $(5,545,000), which is below the Stockholders’ Equity Requirement for continued listing on the Nasdaq Capital Market. As of the date of this filing, the Company does not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, we were provided 45 calendar days from the receipt of the Nasdaq notification, or until May 11, 2023, to submit a plan to regain compliance (the “Compliance Plan”). We submitted that plan on May 11, 2023. If the Compliance Plan is acceptable to Nasdaq, they may grant an extension of 180 calendar days from the date of the Nasdaq notification to regain compliance with the Stockholders’ Equity Requirement.

If Nasdaq does not accept the Compliance Plan, Nasdaq will provide us with written notification that the Compliance Plan has been rejected. At that time, we may appeal the Staff’s determination to a Nasdaq Hearings Panel.

We intend to monitor our stockholders’ equity and, if appropriate, consider further available options to regain compliance with the Stockholders’ Equity Requirement. There can be no assurance that we will regain compliance or otherwise maintain compliance with any of the other listing requirements.

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
3.1

Amended and Restated Bylaws of Agile Therapeutics, Inc., effective as of January 25, 2023 (Incorporated by reference, Exhibit 3.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on January 26, 2023.)

3.2

Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock filed with the Secretary of State of the State of Delaware on January 26, 2023 (Incorporated by reference, Exhibit 3.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on January 26, 2023.)

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on April 10, 2023 (Incorporated by reference, Exhibit 3.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on April 10, 2023.)

4.1

Amended and Restated Common Stock Purchase Warrant between Agile Therapeutics, Inc. and Perceptive Credit Holdings III, LP, dated as of March 21, 2023 (Incorporated by reference, Exhibit 4.2 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 23, 2023.)

4.2

Amended and Restated Common Stock Purchase Warrant between Agile Therapeutics, Inc. and Perceptive Credit Holdings III, LP, dated as of March 21, 2023 (Incorporated by reference, Exhibit 4.3 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 23, 2023.)

4.3

Amended and Restated Common Stock Purchase Warrant between Agile Therapeutics, Inc. and Perceptive Credit Holdings III, LP, dated as of March 21, 2023 (Incorporated by reference, Exhibit 4.4 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 23, 2023.)

10.1*

Sixth Amendment to Project Agreement, dated January 3, 2023, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services LLC (Incorporated by reference, Exhibit 10.27 to the Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 23, 2023.)

10.2

Waiver and Sixth Amendment to Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of March 21, 2023 (Incorporated by reference, Exhibit 10.18 to Company’s Registration Statement on Form S-1, file number 333-271249, filed on April 14, 2023.)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity (Deficit), (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Portions of the exhibit have been redacted in accordance with Regulation S-K Item 601(b)(10).

** The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2023	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023

	By:	/s/ Jason Butch
Jason Butch
Vice President and Chief Accounting Officer (Principal Financial Officer)