Form 10-Q
period 2023-06-30
AGILE THERAPEUTICS INC
filed 2023-08-09
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 1,926,510 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 7, 2023.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2023

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our available cash and our ability to obtain additional funding to fund our business plan without delay and to continue as a going concern;
●	our ability to successfully maintain and enhance the commercialization of and increase the uptake for Twirla, our only approved product;
●	the rate and degree of market acceptance of Twirla by physicians, patients, clinics, institutions, third-party payors and others in the healthcare community;
●our ability to obtain adequate coverage and reimbursement for Twirla in the United States from private and public third-party payors;
●	the size and growth of the markets for Twirla and our ability to serve those markets;
●	shortages of key materials in the supply chain implicating the manufacture and distribution of Twirla;
●	regulatory and legislative developments in the United States and foreign countries, which could include, among other things, a government shutdown or limiting access to prescription contraceptives;
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	the growth in demand for Twirla and our ability to manage the levels of Twirla inventory, which could result in our having to write off inventory and our inability to meet the minimum requirements under our supply agreement with Corium Innovations, Inc. (“Corium”);
●	our ability to timely obtain from our third-party manufacturer, Corium, sufficient quantities or quality of Twirla or other materials required for a clinical trial or other tests and studies;
●	the ability of Corium to produce commercial supply in quantities and quality sufficient to satisfy market demand for Twirla;
●	the performance and financial condition of Corium or any of the suppliers;
●	our ability to design and successfully complete a post-marketing long-term, prospective observational safety study comparing risks for venous thromboembolism, or VTE, and arterial thromboembolism, or ATE, in new users of Twirla to new users of oral combined hormonal contraceptives, or CHCs, and new users of Xulane in U.S. women of reproductive age using CHCs and the outcomes of our discussions with the United States Food and Drug Administration, or FDA, regarding the results of our post-marketing commitment, or PMC, to assess the residual drug content of Twirla after use;
●	our ability to maintain regulatory approval of Twirla and the labeling under any approval we obtain;
●	our ability to obtain and maintain intellectual property protection for Twirla and our product candidates;
●	the success and timing of our clinical trials or other studies, including post-marketing studies for Twirla;
●	development of unexpected safety or efficacy concerns related to Twirla;
●	our ability to continue to develop and maintain successful sales and marketing capabilities, including our ability to maintain an effective sales force or failure to build-out and implement an effective health care compliance program;
●	our ability to come into compliance with the listing requirements of the Nasdaq Capital Market;
●	our ability to retain key employees and recruit the additional personnel we will need to support our commercialization plan for Twirla; and
●	our ability to successfully implement our strategy.

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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1. Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,785	$5,246
Accounts receivable, net	4,461	3,377
Inventory, net	2,537	1,332
Prepaid expenses and other current assets	1,866	1,403
Total current assets	11,649	11,358
Property and equipment, net	126	177
Right of use asset	558	695
Other non-current assets	238	2,012
Total assets	$12,571	$14,242

Liabilities and stockholders’ deficit
Current liabilities:
Long-term debt, current portion	$1,562	$1,426
Notes payable, current portion	502	—
Accounts payable	6,156	7,734
Accrued expenses	6,747	3,908
Lease liability, current portion	342	319
Total current liabilities	15,309	13,387

Lease liabilities, long-term	288	466
Warrant liability	9,095	5,934
Total liabilities	24,692	19,787
Commitments and contingencies (Note 10)
Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 4,850 issued and no shares outstanding at June 30, 2023 and no shares issued and outstanding at December 31, 2022	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 1,640,805 and 859,402 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	405,779	403,157
Accumulated deficit	(417,900)	(408,702)
Total stockholders’ deficit	(12,121)	(5,545)
Total liabilities and stockholders’ deficit	$12,571	$14,242

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues, net	$5,503	$2,126	$9,316	$3,887
Cost of product revenues	2,307	2,231	4,310	3,758
Gross profit	3,196	(105)	5,006	129

Operating expenses:
Research and development	$703	$856	$1,466	$2,113
Selling and marketing	4,570	7,411	9,240	17,964
General and administrative	3,049	3,026	6,133	7,023
Total operating expenses	8,322	11,293	16,839	27,100
Loss from operations	(5,126)	(11,398)	(11,833)	(26,971)

Other income (expense)
Interest income	15	2	48	3
Interest expense	(372)	(823)	(773)	(1,695)
Unrealized gain on warrant liability	1,674	7,051	3,361	8,435
Total other income, net	1,317	6,230	2,636	6,743
Loss before benefit from income taxes	(3,809)	(5,168)	(9,197)	(20,228)
Benefit from income taxes	—	—	—	4,675
Net loss and comprehensive loss	$(3,809)	$(5,168)	$(9,197)	$(15,553)

Net loss per share (basic and diluted)	$(2.15)	$(57.29)	$(6.85)	$(203.76)

Weighted-average common shares (basic and diluted)	1,769,803	90,204	1,343,293	76,331

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional	Accumulated		Total
	Number of		Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance December 31, 2022	—	$—	859,402	$—	$403,157	$—	$(408,702)	$(5,545)
Share-based compensation - stock options and RSUs	—	—	—	—	498	—	—	498
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	72,699	—	1,003	—	—	1,003
Net loss	—	—	—	—	—	—	(5,389)	(5,389)
Balance March 31, 2023	—	$—	932,101	$—	$404,658	$—	$(414,091)	$(9,433)
Share-based compensation - stock options and RSUs	—	—	—	—	482	—	—	482
Fractional shares retired as a result of reverse split	—	—	—	—	(13)	—	—	(13)
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	105,342	—	652	—	—	652
Issuance of common stock in public offering, net of offering costs	—	—	95,000	—	—	—	—	—
Exercise of pre-funded warrants	—	—	508,286	—	—	—	—	—
Vesting of RSUs	—	—	76	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,809)	(3,809)
Balance June 30, 2023	—	$—	1,640,805	$—	$405,779	$—	$(417,900)	$(12,121)

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

Agile Therapeutics, Inc.

Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional	Accumulated		Total
	Number of		Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance December 31, 2021	—	$—	60,698	$—	$387,205	$—	$(383,290)	$3,915
Share-based compensation - stock options and RSUs	—	—	—	—	764	—	—	764
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	512	—	348	—	—	348
Issuance of series A and B convertible preferred stock in a registered direct offering (Note 8)	4,850	—	—	—	—	—	—	—
Conversion of series A convertible preferred stock		—	6,063	—	—	—	—	—
Vesting of RSUs	(2,425)	—	35	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,385)	(10,385)
Balance March 31, 2022	2,425	—	67,308	$—	$388,317	$—	$(393,675)	$(5,358)
Share-based compensation - stock options and RSUs	—	$—	—	—	669	—	—	669
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	173,750	—	12,226	—	—	12,226
Conversion of series B convertible preferred stock	(2,425)	—	6,062	—	—	—	—	—
Vesting of RSUs	—	—	82	—	—	—	—	—
Unrealized net gain on marketable securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(5,168)	(5,168)
Balance June 30, 2022	—	$—	$247,202	$—	$401,212	$—	$(398,843)	$2,369

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,197)	$(15,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	51	1,057
Amortization	137	124
Noncash stock-based compensation	979	1,433
Noncash amortization of deferred financing costs	586	797
Unrealized gain on warrants	(3,361)	(8,435)
Changes in operating assets and liabilities:
Accounts receivable	(1,084)	(554)
Inventory	(1,204)	(1,374)
Prepaid expenses and other assets	1,873	1,267
Accounts payable and accrued expenses	1,260	3,643
Lease liability	(154)	(90)
Net cash used in operating activities	(10,114)	(17,685)

Cash flows from investing activities:
Acquisition of property and equipment	—	(133)
Net cash used in investing activities	—	(133)

Cash flows from financing activities:
Proceeds from issuance of preferred stock in registered direct offering, net of offering costs	—	4,129
Proceeds from At-the-Market sales of common stock, net of offering costs	1,655	12,573
Proceeds from the issuance of common stock in public offering, net of offering costs	6,509	—
Repayments of long-term debt	(450)	(5,000)
Repayments of note payable	(61)	—
Net cash provided by financing activities	7,653	11,702

Net decrease in cash and cash equivalents	(2,461)	(6,116)
Cash and cash equivalents, beginning of period	5,246	19,143
Cash and cash equivalents, end of period	$2,785	$13,027

Supplemental disclosure of noncash financing activities
Warrants issued in connection with long-term debt	$—	$—
Warrants issued in connection with preferred stock financing	—	2,101
Conversion of Series A preferred stock into common stock	—	897
Conversion of Series B preferred stock into common stock	—	887
Supplemental cash flow information
Interest paid	$93	$898

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

The Company’s sole approved product, Twirla, is a once-weekly prescription contraceptive patch that received approval from the U.S. Food and Drug Administration, or FDA, in February 2020 and was commercially launched in early December 2020. Substantially all of the Company’s resources are currently dedicated to commercializing Twirla in the United States. The Company has generated minimal product revenue to date and is subject to a number of risks similar to those of other early stage commercial companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the potential need to obtain additional capital necessary to fund the development of its products, reliance on a consistent supply chain both for Twirla and in general, macroeconomic factors such as inflation, competition from larger companies, and compliance with FDA and other government regulations. If the Company does not continue to successfully commercialize Twirla, it will be unable to generate recurring product revenue or achieve profitability. The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of June 30, 2023, the Company had an accumulated deficit of approximately $417.9 million. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, as the Company:

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

Going Concern

As of June 30, 2023, the Company had cash and cash equivalents of $2.8 million and a $3.7 million working capital deficit. The Company’s current liquidity is sufficient to fund operations into September 2023. The Company closely monitors its cash and cash equivalents and will need to raise additional funds to meet its projected operating requirements, including the continued commercialization of Twirla, and exploring the advancement of its existing pipeline and its possible expansion through business development activities.

The Company has generated losses since inception, used substantial cash in operations, has a working capital deficit at June 30, 2023, and anticipates it will continue to incur net losses for the foreseeable future. The Company’s future success depends on its ability to obtain additional capital and/or implement various strategic alternatives, and there can be no assurance that any financing can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern through the 12 months following the date on which this Quarterly Report on Form 10-Q is filed.

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

The unaudited financial statements as of June 30, 2023 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan and successfully commercialize Twirla. The unaudited financial statements as of June 30, 2023 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

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

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

It should be noted that the possibility of continued public health threats could adversely affect the Company’s ongoing or planned business operations. For example, the coronavirus (“COVID-19”) pandemic previously resulted in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, access restrictions, restrictions on public gatherings, and stay at home orders. The most significant impacts to the Company’s business were encountered by sales representatives promoting Twirla in the field, as some offices limited opportunities for face-to-face interactions with healthcare providers. Re-implementation of COVID-19 restrictions, if necessary in the future, may disrupt the Company’s business and/or could adversely affect the Company’s commercialization plans and results. The Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if the Company or any of the third parties with whom the Company engages, including personnel at third-party manufacturing facilities and other third parties with whom the Company conducts business, were to experience shutdowns or other business disruptions, the Company’s ability to conduct its business in the manner and on the timeline presently planned could be materially and adversely impacted. Another shutdown necessitating work in a completely remote environment could result in delays to its business activities and commercialization plan. The Company will continue to closely monitor events as they develop, and plan for alternative and mitigating measures that can be implemented if needed.

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

Trade Accounts Receivable and Allowances

Trade accounts receivable are amounts owed to the Company by its customers for product that has been delivered. The trade accounts receivable are recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses represents the Company’s estimate of losses over the life of the receivables. The Company evaluates forward-looking economic factors and uses professional judgment to determine the allowance for credit losses. The credit loss reserves are reviewed and adjusted periodically. Credit loss reserves were not material as of June 30, 2023 and December 31, 2022.

Trade accounts receivable are aged based on the contractual payment terms. When the collectability of an invoice is no longer probable, the Company will create a reserve for that specific receivable. If a receivable is determined to be uncollectible, it is charged against the general credit loss reserve or the reserve for the specific receivable, if one exists.

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments, disclosures of fair value information about financial instruments are required, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Cash and cash equivalents (see Note 3) and the Company’s warrant liability (see Note 3) are carried at fair value. The warrant liability is measured at fair value in accordance with ASC 815.

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which approximates fair value given their short-term nature.

Inventory

Inventory is valued utilizing the weighted average costing method. The Company records an inventory reserve for losses associated with dated, expired, excess or obsolete items. This reserve is based on management’s current knowledge with respect to inventory levels, planned production and sales volume assumptions. As of June 30, 2023 and December 31, 2022, inventory reserves approximated $1.1 million and $0.6 million, respectively.

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe the carrying values of any long-lived assets are impaired as of June 30, 2023.

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

Advertising Costs

The Company has elected to expense advertising costs when incurred. Advertising costs totaled zero and $1.9 million for the three months ended June 30, 2023 and 2022, respectively, and totaled zero and $5.2 million for the six months ended June 30, 2023 and 2022, respectively.

Deferred Financing Costs

Costs directly attributable to the Company’s senior secured term loan (see Note 7) are deferred and reported as a reduction of the related term loan. These costs represent legal fees and other costs related to the term loan and are being amortized utilizing the straight-line method over the term of the loan. Amortization of deferred financing costs charged to interest expense was approximately $49,000 and $66,000 for the three months ended June 30, 2023 and 2022, respectively and was approximately $102,000 and $139,000 for the six months ended June 30, 2023 and 2022, respectively.

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

Major customers of the Company are defined as those constituting greater than 10% of its total revenue. In the three months ended June 30, 2023, the Company had sales to four customers that individually accounted for more than 10% of its total revenue. These customers had sales of $1.3 million, $1.2 million, $1.1 million, and $0.8 million, respectively, which represented 83% of total revenues in the three months ended June 30, 2023. In the six months ended June 30, 2023, the Company had sales to four customers that individually accounted for more than

10% of its total revenue. These customers had sales of $2.2 million, $2.1 million, $1.9 million and $1.9 million, respectively, which represented 87% of total revenue for the six months ended June 30, 2023. Accounts receivable related to these four customers comprised 30%, 21%, 21%, and 12%, of the Company’s total accounts receivable, respectively, as of June 30, 2023. In the three months ended June 30, 2022, the Company had sales to three customers that individually accounted for more than 10% of its total revenue. These customers had sales of $0.7 million, $0.6 million, and $0.6 million, respectively, which represented 88% of total revenues in the three months ended June 30, 2022. In the six months ended June 30, 2022, the Company had sales to three customers that individually accounted for more than 10% of its total revenue. These customers had sales of $1.2 million, $1.1 million, and $1.1 million, respectively, which represented 88% of total revenues in the six months ended June 30, 2022.

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

In accordance with ASC 606, the Company must make significant judgments to determine the estimate for certain variable consideration. For example, the Company must estimate the percentage of end-users that will obtain the product through public insurance such as Medicaid or through private commercial insurance. To determine these estimates, the Company relied on industry standard data and trend analysis since historical sales data was not available as Twirla was launched in December 2020. As historical data continues to become available, the Company will incorporate that data into its estimates of variable consideration.

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

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than twelve months. Twirla was commercially launched in December 2020 and with limited historical sales data, an estimate for product returns as of June 30, 2023 was made based on industry standard data and trend analysis. Estimated product returns are recorded as other current liabilities in accrued expenses on the balance sheet.

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

Provisions for the revenue reserves described above totaled $6.3 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively, and $10.8 million and $2.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, reserves on the balance sheet associated with variable consideration were $7.1 million.

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

In connection with an underwritten public offering completed in October 2021, the Company issued warrants to purchase 6,660 shares of its common stock. These warrants are classified as liabilities, were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations each reporting period. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants. This reduction resulted in an immaterial increase to additional paid-in-capital. See Notes 7 and 8 for additional information.

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

In connection with a public offering completed in May 2023, the Company issued warrants to purchase 3,792,572 shares of its common stock. These warrants are classified as liabilities, were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations each reporting period. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants.

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

The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no uncertain tax positions as of June 30, 2023 that qualify for either recognition or disclosure in the financial statements under this guidance.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2023 and 2022, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	June 30,
	2023	2022
Common stock warrants	5,017,410	36,691
Unvested restricted stock units	135,047	142
Common stock options	43,510	5,778
Total	5,195,967	42,611

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

The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2023 that had a material effect on its financial statements.

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3
June 30, 2023
Assets:
Cash and cash equivalents	$2,785	$—	$—
Total assets at fair value	$2,785	$—	$—

Liabilities:
Warrant Liability	$—	$—	$9,095
Total assets at fair value	$—	$—	$9,095

	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Cash and cash equivalents	$5,246	$—	$—
Total assets at fair value	$5,246	$—	$—

Liabilities:
Warrant Liability	$—	$—	$5,934
Total assets at fair value	$—	$—	$5,934

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of June 30, 2023 include (i) volatility 53.8% - 132.15%, (ii) risk-free interest rate 4.13% - 5.4%, (iii) strike price for the common warrants of $3.69, $45.00 and $1,700.00, (iv) fair value of common stock $2.95 and (v) expected life 0.1 - 4.9 years. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2022 include (i) volatility 136.8% - 137.4%, (ii) risk-free interest rate 4.2% - 4.7%, (iii) strike price for the common warrants $45.00 and $1,700, (iv) strike price for the preferred warrants of $520.00, (v) fair value of common stock $11.50 and (vi) expected life 0.7 - 4.5 years.

The following is a roll forward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2022	$5,934
Warrants issued	10,615
Change in fair value	(7,454)
Ending Balance June 30, 2023	$9,095

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2023 or 2022.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid insurance	$968	$628
Other	898	775
Total prepaid expenses and other current assets	$1,866	$1,403

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Gross to net accruals	$3,556	$2,332
Accrued compensation	2,242	833
Accrued professional fees and other	949	743
Total accrued liabilities	$6,747	$3,908

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

Operating lease expense was $89,000 and $89,000 for the three months ended June 30, 2023 and 2022, respectively. Operating lease expense was $178,000 and $182,000 for the six months ended June 30, 2023 and 2022, respectively. Operating cash flows used for operating leases during the six months ended June 30, 2023 and 2022 were approximately $154,000 and $90,000 respectively. As of June 30, 2023, the weighted average remaining lease term was 1.75 years, and the weighted average discount rate was 11.8%.

Future minimum lease payments under non-cancellable leases as of June 30, 2023 were as follows (in thousands):

2023	$195
2024	397
2025	101
Total	$693
Less: Interest	(64)
Present value of lease liability	$629

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

Borrowings under the Perceptive Credit Agreement will accrue interest at an annual rate equal to the London Interbank Offered Rate for one-month deposits (“LIBOR”) plus 10.25%, provided that LIBOR shall not be less than 1.5%. The rate of interest in effect as of June 30, 2023 was 15.42%. Upon the occurrence and during the continuance of any event of default under the Perceptive Credit Agreement, the interest rate automatically increases by 3.0% per annum.

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

In connection with the Perceptive Credit Agreement, the Company issued to Perceptive two warrants to purchase an aggregate of 700 shares of the Company’s common stock (together, the “2020 Perceptive Warrants”). The first warrant is exercisable for 350 shares of common stock at an exercise price of $7,480 per share. The second warrant is exercisable for 350 shares of common stock at an exercise price of $9,340 per share. The 2020 Perceptive Warrants expire on February 10, 2027. In connection with the Perceptive Credit Agreement, the Company issued to

Perceptive a warrant to purchase 225 shares of the Company’s common stock (the “2021 Perceptive Warrant” and, together with the 2020 Perceptive Warrants, the “Perceptive Warrants”) at an exercise price of $5,740 per share. The 2021 Perceptive Warrant expires on February 26, 2028. The Perceptive Warrants contained anti-dilution provisions through June 30, 2023 and other warrant holder protections and are not exercisable to the extent that Perceptive would beneficially own more than 19.99% of the Company’s common stock as a result of the exercise. In connection with the Sixth Amendment, the Company amended and restated the Perceptive Warrants to reset the strike price of the Perceptive Warrants to $10.50 per warrant.

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

As a result of the public offering of the Company’s common stock completed in May 2023 (see Note 8), the antidilution provision of the Perceptive Warrants was again triggered resulting in a reduction of the strike price for the Perceptive Warrants. Warrants to purchase 350 shares of common stock that had an exercise price of $745 per share were reduced to $3.69 per share, warrants to purchase 350 shares of common stock that had an exercise price of $618.50 per share were reduced to $3.69 per share, and warrants to purchase 225 shares of common stock that had an exercise price of $501.50 per share were reduced to $3.69 per share.

The Company allocated the proceeds of $20.0 million in accordance with ASC 470 based on the relative fair values of the debt and the Perceptive Warrants. The relative fair value of the Perceptive Warrants of approximately $3.6 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The significant assumptions used in the preparation of the option pricing model for valuing the Perceptive Warrants issued include (i) volatility (70.0%), (ii) risk free interest rate of 1.47% (estimated using treasury bonds with a 7-year life), (iii) strike prices of $7,480 and $9,340 for the common stock warrants, (iv) fair value of common stock ($8,020) and (v) expected life (7 years). The fair value of the 2021 Perceptive Warrants of approximately $1.1 million at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the debt. The significant assumptions used in preparing the option pricing model for valuing the 2021 Perceptive Warrants issued include (i) volatility (103.5%), (ii) risk free interest rate of 1.15% (estimated using treasury bonds with a 7-year life), (iii) strike price of $5,740 for the common stock warrant, (iv) fair value of common stock ($5,740) and (v) expected life (7 years). The fair value of the warrants as well as the debt issue costs incurred in connection with the entry into the Perceptive Credit Agreement, including a facility fee of 1% of the total amount of loans available under the facility, are presented as a direct deduction from the carrying amount of the term loan on the consolidated balance sheet as detailed below (in thousands).

	June 30,	December 31,
	2023	2022
Notes payable	$2,175	$2,625
Debt issuance costs	(107)	(209)
Warrant discount	(506)	(990)
Total debt	$1,562	$1,426
Less, current portion	1,562	1,426
Long-term debt, less current portion	$—	$—

The fair value of the warrants and the debt issue costs are being amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of $372,000 and $378,000 for the three months ended June 30, 2023 and 2022, respectively. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of $679,000 and $797,000 for the six months ended June 30, 2023 and 2022, respectively.

8. Stockholders’ Deficit

On January 7, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 150,000,000 shares to 300,000,000 shares.

Reverse Stock Split

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

Public Offerings

In October 2021, the Company completed a public offering of 13,333 shares of its common stock and warrants to purchase 6,660 shares of its common stock at a combined price of $1,700 per share of common stock and one-half of a warrant to purchase one share of common stock. Proceeds from the public offering, net of underwriting discounts, commissions and offering expenses were approximately $21.1 million.

In July, 2022, the Company completed a best efforts public offering (the “2022 Offering”) in which the Company raised net proceeds of $22.0 million through the sale of 382,966 shares of common stock and 150,366 pre-funded warrants (“Series B pre-funded warrants”) to purchase 150,366 shares of common stock at a combined price of $45.00 per share of common stock and warrants. Both the sales of shares of common stock and pre-funded warrants were accompanied by Series A-1 and Series A-2 warrants (together the “Series A warrants”) to purchase shares of common stock. The Series A-1 warrants are exercisable immediately and will expire five years from the date of issuance, and the Series A-2 warrants are exercisable immediately and will expire thirteen months from the date of issuance. H.C. Wainwright acted as the exclusive placement agent in connection with the 2022 Offering and, as compensation, received a cash fee of 7% of the aggregate proceeds raised in the 2022 Offering. The Company also issued to certain designees of H.C. Wainwright warrants to purchase up to 26,666 shares of common stock with an exercise price of $56.25 per share.

In May 2023, the Company completed a best efforts public offering of an aggregate of 95,000 shares of common stock and 1,801,286 pre-funded warrants in lieu of shares of common stock and warrants to purchase a total of 3,792,572 shares of common stock at combined public offering price of $3.9551 per share. Proceeds from the public offering, net of underwriting discounts, commissions, and offering expenses were approximately $6.5 million. Through June 30, 2023 at total of 508,286 pre-funded warrants have been exercised and 1,293,000 pre-funded warrants remain available for exercise as of June 30, 2023. H.C. Wainwright acted as the exclusive placement agent in connection with the Offering and, as compensation, received a cash fee of 7% of the aggregate proceeds raised in the Offering. The Company also issued to certain designees of H.C. Wainwright warrants to purchase up to 94,814 shares of commons stock with an exercise price of $4.9439 per share.

The Company has accounted for the warrants as liabilities, while the pre-funded warrants are classified as a component of permanent equity within additional paid-in capital because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. The Company also determined that the pre-funded warrants should be included in the determination of basic earnings per share in accordance with ASC 260, Earnings per Share.

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

On April 27, 2022, the Company entered into a new at-the-market offering program (the “April 2022 ATM Agreement”) with H.C. Wainwright LLC and Co. (the “Sales Agent”) under which the Company is authorized to sell up to an aggregate of $12.8 million in gross proceeds through the sale of shares of common stock from time to time. The Company agreed to pay a commission of up to 3.0% of the gross proceeds of any common stock sold under the April 2022 ATM Agreement. Through September 30, 2022, the Company issued and sold a total of 173,750 shares of common stock under the April 2022 ATM Agreement, representing the entire capacity of the April 2022 ATM, resulting in net proceeds of approximately $12.2 million. On August 22, 2022, the Company increased the April 2022 ATM (“August 2022 ATM”). As increased, the Company was eligible to offer and sell, from time to time through the Sales Agent, shares of its common stock having an aggregate offering price of up to $75.0 million. During the year ended December 31, 2022, the Company issued and sold 78,852 shares of common stock under the August 2022 ATM resulting in net proceeds of approximately $0.9 million. During the six months ended June 30, 2023, the Company issued and sold 178,041 shares for net proceeds of approximately $1.7 million. On April 12, 2023, the Company filed a prospectus supplement to its registration statement on Form S-3 for the August 2022 ATM verifying that it is now eligible to sell up to $4.5 million worth of shares through its ATM.

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

On April 25, 2022, the Company entered into a letter agreement and waiver (the “Letter Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice”), pursuant to which Armistice consented to the Company entering into and effecting an at-the-market (“ATM”) offering facility. On March 14, 2022, the Company entered into the 2022 Preferred Stock Offering with Armistice, under which agreement, the Company was restricted from entering into and effecting an ATM offering facility until the 180-day anniversary of the Closing Date.  Pursuant to the Letter Agreement, the Company issued to Armistice a new common stock purchase warrant (“New Warrant”), on the same terms and conditions as the Series A Warrants, provided that such New Warrant shall be exercisable into 4,243 warrant shares. The Series A Warrants have an exercise price of $520 per share and will become exercisable six months following the date of issuance, and will expire 5 years following the initial exercise date.  The New Warrant is exercisable 6 months after the date of the Letter Agreement.

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of goods sold	$28	$31	$57	$75
Research and development	81	91	168	194
Selling and marketing	32	40	62	80
General and administrative	341	507	692	1,084
Total	$482	$669	$979	$1,433

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

10. Commitments and Contingencies

The Company has several firm purchase commitments, primarily related to the manufacture and supply of Twirla and the supply of a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services. Future firm purchase commitments under these agreements, the last of which ends in 2033, total $232.4 million. This amount does not represent all of the Company’s anticipated purchases in the future, but instead represents only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend in 2023 or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.

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

The Company records a provision for contingent losses when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. As of June 30, 2023, the Company has not recorded a provision for any contingent losses.

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

Our current priorities are as follows:

●	Continue to manage our available cash and obtain financing to fund our business plan without delay;

●	Continue to implement our commercialization plans for Twirla to increase uptake of Twirla in the United States, through targeted digital direct to consumer advertising in key markets, growing our telemedicine presence through new partnerships and our existing partnership with Nurx®, and driving growth in the non-retail channel through our collaboration with Afaxys, which provides us access to some of the largest Planned Parenthood organizations in the country;

●	Continue to expand access to Twirla through multiple business channels including retail and specialty pharmacies, telemedicine, government contracting, and non-retail channels, including public health centers, through our relationship with Afaxys;

●	Expand coverage and reimbursement for Twirla in the United States from private and public third-party payors;

●	Maintain and manage the supply chain for Twirla to support increased commercialization of Twirla across the United States and working through as much existing and future inventory as possible prior to product becoming short-dated;

●	Reduce our operating loss and continue to progress towards generating positive cash flows;

●	Evaluate the advancement of our existing pipeline and its possible expansion through business development activities; and

●	Continue to implement our obligations related to our post-marketing commitment and the post-marketing requirement studies of Twirla.

It should be noted that the possibility of continued public health threats could adversely affect our ongoing or planned business operations. For example, the coronavirus (“COVID-19”) pandemic previously resulted in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, access restrictions, restrictions on public gatherings, and stay at home orders. The most significant impacts to our business were encountered by sales representatives promoting Twirla in the field, as some offices limited opportunities for face-to-face interactions with healthcare providers. Re-implementation of COVID-19 restrictions, if necessary in the future, may disrupt our business and/or could adversely affect our commercialization plans and results. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including personnel at third-party manufacturing facilities and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timeline presently planned could be materially and adversely impacted. Another shutdown necessitating work in a completely remote environment could result in delays to our business activities and commercialization plan. We will continue to closely monitor events as they develop, and plan for alternative and mitigating measures that we can implement if needed.

Financial Overview

Since our inception in 1997 through 2022, we generated minimal revenue and have never been profitable. Through June 30, 2023, we had an accumulated deficit of $417.9 million. Our net loss was $3.8 million and $5.2 million for the three months ended June 30, 2023 and 2022, respectively and $9.2 million and $15.6 million for the six months ended June 30, 2023 and 2022, respectively. We expect to continue to incur significant operating losses for the foreseeable future as we commercialize Twirla. We have financed our operations primarily through the public offerings of equity securities, convertible preferred stock, term loans and sale of our New Jersey net operating losses. As of June 30, 2023, we had approximately $2.8 million in cash and cash equivalents.

Moving forward, we plan to continue to monitor our cash and cash equivalents balances in an effort to ensure we have adequate liquidity to fund our operations. If we encounter unforeseen factors that impact our current business plan or our ability to generate revenue from the commercialization of Twirla, we believe we have the ability to revise our commercial plans, including curtailing sales and marketing spending, to allow us to continue to fund our operations using existing cash and cash equivalents.

As we develop as a commercial company, we anticipate that our operating expenses will be primarily focused on commercialization activities for Twirla. We also expect a portion of our operating expenses in the future will be related to research and development as we design and conduct our long-term, prospective observational safety study for Twirla, which is a post marketing requirement from the FDA, and evaluate the development of our pipeline. As of June 30, 2023, we have significantly reduced our operating expenses through several measures, including optimizing our sales force, reducing reliance on third-party service providers, reducing our advertising spend, and reorganizing our executive leadership team and general personnel. We are committed to continuing to explore ways to reduce expenses in a manner that allows us to simultaneously focus efforts and available resources on the commercialization, uptake and growth of Twirla. Our ability to reduce our operating loss and begin to generate positive cash flow from operations depends on the continued success in commercializing Twirla and maintaining discipline over our operating expenses. We continue to explore business development opportunities to commercialize a second product, and to do so in a way that we believe would contribute to our ability to reduce our operating losses and reduce our time to achieving positive cash flow from operations.

Going Concern

As of June 30, 2023, we had cash and cash equivalents of $2.8 million. We closely monitor our cash and cash equivalents and expect that our current cash will support operations through September 2023.

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

The unaudited financial statements as of June 30, 2023 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures, and/or execute on our business plan and continue the commercial growth of Twirla. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the three months ended June 30, 2023 and 2022, net sales totaled $5.5 million and $2.1 million, respectively, representing the sale of 61,770 units and 21,552 units, respectively. For the six months ended June 30, 2023 and 2022, net sales totaled $9.3 million and $3.9 million, respectively, representing the sale of 105,216 units and 38,370 units, respectively.

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

For the three months ended June 30, 2023 and 2022, cost of product revenues totaled $2.3 million and $2.2 million, respectively. For the six months ended June 30, 2023 and 2022, cost of product revenues totaled $4.3 million and $3.8 million, respectively.

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

For the three months ended June 30, 2023 and 2022, our research and development expenses were approximately $0.7 million and $0.9 million, respectively. For the six months ended June 30, 2023 and 2022, our research and development expenses were approximately $1.5 million and $2.1 million, respectively. The following table summarizes our research and development expenses by functional area.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In thousands)		(In thousands)
	2023	2022	2023	2022

Clinical development	$35	$354	$78	$802
Regulatory	119	126	232	259
Personnel related	468	285	988	858
Stock-based compensation	81	91	168	194
Total research and development expenses	$703	$856	$1,466	$2,113

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

For the three months ended June 30, 2023 and 2022, our selling and marketing expenses totaled approximately $4.6 million and $7.4 million, respectively. For the six months ended June 30, 2023 and 2022, our selling and marketing expenses totaled approximately $9.2 million and $18.0 million, respectively. Our commercial launch of Twirla in the United States utilized a contract sales force. We anticipate that our selling and marketing expenses will continue to be significant as our commercialization efforts continue.

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

For the three months ended June 30, 2023 and 2022, our general and administrative expenses totaled approximately $3.0 million and $3.0 million, respectively. For the six months ended June 30, 2023 and 2022, our general and administrative expenses totaled approximately $6.1 million and $7.0 million, respectively. We anticipate that our general and administrative expenses will stabilize in the future.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended
	June 30,
	(In thousands)
	2023	2022	Change

Revenues, net	$5,503	$2,126	$3,377
Cost of product revenues	2,307	2,231	76
Gross profit	3,196	(105)	3,301

Operating expenses:
Research and development	$703	$856	$(153)
Selling and marketing	4,570	7,411	(2,841)
General and administrative	3,049	3,026	23
Total operating expenses	8,322	11,293	(2,971)
Loss from operations	$(5,126)	$(11,398)	6,272

Other income (expense)
Interest income	15	2	13
Interest expense	(372)	(823)	451
Unrealized gain on warrant liability	1,674	7,051	(5,377)
Total other income, net	1,317	6,230	(4,913)
Loss before benefit from income taxes	(3,809)	(5,168)	1,359
Benefit from income taxes	—	—	—
Net loss	$(3,809)	$(5,168)	$1,359

Revenues. Revenue, net increased by $3.4 million or 159% from $2.1 million for the three months ended June 30, 2022 to $5.5 million for the three months ended June 30, 2023. Unit sales increased by 40,218 units, or 187%, from 21,552 units for the three months ended June 30, 2022, to 61,770 units for the three months ended June 30, 2023. The decrease in the percentage of growth between dollars and units pertains to increased price discounts offered to the non-retail sales channel. Revenue, net consists of sales of Twirla and reflects the shipment of Twirla to specialty distributors, net of estimates for applicable variable consideration, which consist primarily of wholesale distribution fees, prompt pay and other discounts, rebates, chargebacks, product returns, and co-pay assistance programs.

Cost of product revenues. Cost of product revenues were consistent at $2.3 million and $2.2 million for the three month periods ended June 30, 2023 and 2022, respectively, and consists of direct and indirect costs related to the manufacturing of Twirla sold, including third-party manufacturing costs, packaging services, freight, and allocations of overhead costs that are primarily fixed such as salaries, benefits, and insurance.

Research and development expenses. Research and development expenses decreased by $0.2 million, or 18%, from $0.9 million for the three months ended June 30, 2022 to $0.7 million for the three months ended June 30, 2023. This decrease in research and development expenses was primarily due to a decrease in clinical development expenses for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.  This decrease reflects a reduction in spending related to our pipeline evaluation and development, a decrease in personnel costs and decreased consulting expense.

Selling and marketing expenses. Selling and marketing expenses decreased by $2.8 million, or 38%, from $7.4 million for the three months ended June 30, 2022 to $4.6 million for the three months ended June 30, 2023. This decrease in selling and marketing expenses is due to reduced spending on marketing initiatives and the optimization of our contract sales force.

General and administrative expenses.  General and administrative expenses were consistent at approximately $3.0 million for each of the three month periods ended June 30, 2023 and 2022, respectively.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Interest expense.  Interest expense is attributable to our term loan with Perceptive and includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense decreased by $0.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to the reduction in the principal amount outstanding on the loan.

Unrealized gain on warrant liability. Unrealized gain on warrant liability reflects the non-cash changes in the estimated fair value of the warrant liability.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended
	June 30,
	(In thousands)
	2023	2022	Change

Revenues, net	$9,316	$3,887	$5,429
Cost of product revenues	4,310	3,758	552
Gross profit	5,006	129	4,877

Operating expenses:
Research and development	$1,466	$2,113	$(647)
Selling and marketing	9,240	17,964	(8,724)
General and administrative	6,133	7,023	(890)
Total operating expenses	16,839	27,100	(10,261)
Loss from operations	$(11,833)	$(26,971)	15,138

Other income (expense)
Interest income	48	3	45
Interest expense	(773)	(1,695)	922
Unrealized gain on warrant liability	3,361	8,435	(5,074)
Total other income (expense), net	2,636	6,743	(4,107)
Loss before benefit from income taxes	(9,197)	(20,228)	11,031
Benefit from income taxes	—	4,675	(4,675)
Net loss	$(9,197)	$(15,553)	$6,356

Revenues. Revenue, net increased by $5.4 million or 140% from $3.8 million for the six months ended June 30, 2022 to $9.3 million for the six months ended June 30, 2023. Unit sales increased by 66,846 units, or 174%, from 38,370 units for the six months ended June 30, 2022, to 105,216 units for the six months ended June 30, 2023. The decrease in the percentage of growth between dollars and units pertains to increased price discounts offered to the non-retail sales channel. Revenue, net consists of sales of Twirla and reflects the shipment of Twirla to specialty distributors, net of estimates for applicable variable consideration, which consist primarily of wholesale distribution fees, prompt pay and other discounts, rebates, chargebacks, product returns, and co-pay assistance programs.

Cost of product revenues. Cost of product revenues increased by $0.5 million or 15% from $3.8 million for the six months ended June 30, 2022 to $4.3 million for the six months ended June 30, 2023, and consists of direct and indirect costs related to the manufacturing of Twirla sold, including third-party manufacturing costs, packaging services, freight, and allocations of overhead costs that are primarily fixed such as salaries, benefits, and insurance.

Research and development expenses. Research and development expenses decreased by $0.6 million, or 31%, from $2.1 million for the six months ended June 30, 2022 to $1.5 million for the six months ended June 30, 2023. This decrease in research and development expenses was primarily due to a decrease in clinical development expenses of $0.5 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This decrease reflects a reduction in spending related to our pipeline evaluation and development.

Selling and marketing expenses. Selling and marketing expenses decreased by $8.7 million, or 49%, from $18.0 million for the six months ended June 30, 2022 to $9.2 million for the six months ended June 30, 2023. This decrease in selling and marketing expenses is due to reduced spending on marketing initiatives and the optimization of our contract sales force.

General and administrative expenses.  General and administrative expenses decreased by $0.9 million, or 13%, from $7.0 million for the six months ended June 30, 2022 to $6.1 million for the six months ended June 30, 2023. This decrease in general and administrative expense was primarily due to lower personnel-related costs due to lower headcount.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Interest expense.  Interest expense is attributable to our term loan with Perceptive and includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense decreased by $0.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to the reduction in the principal amount outstanding on the loan.

Unrealized gain on warrant liability. Unrealized gain on warrant liability reflects the non-cash changes in the estimated fair value of the warrant liability.

Benefit from income taxes. Benefit from income taxes represents $4.7 million received under the State of New Jersey’s Technology Business Tax Certificate Transfer Program sponsored by The New Jersey Economic Development Authority during the six months ended June 30, 2022.

Liquidity and Capital Resources

At June 30, 2023, we had cash and cash equivalents totaling $2.8 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	(In thousands)
	2023	2022

Net cash used in operating activities	$(10,114)	$(17,685)
Net cash used in investing activities	—	(133)
Net cash provided by financing activities	7,653	11,702
Net decrease in cash and cash equivalents	$(2,461)	$(6,116)

Operating Activities

Net cash used in operating activities was $10.1 million for the six months ended June 30, 2023 and consisted primarily of a net loss of $9.2 million offset by a $3.4 million unrealized gain on warrants, non-cash stock-based compensation expense of $1.0 million, $0.8 million of other non-cash charges, primarily interest expense, and $0.7 million of positive working capital changes, primarily an increase in accounts payable and accrued expenses and a decrease in deposits. Net cash used in operating activities was $17.7 million for the six months ended June 30, 2022 and consisted primarily of a net loss of $15.5 million, offset by a $8.4 million unrealized gain on warrants, non-cash stock-based compensation expense of $1.4 million, depreciation expense of $1.1 million, $0.9 million of other non-cash charges, primarily interest expense, and $2.9 million of positive working capital changes, primarily a $3.6 million increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was zero. Net cash used in investing activities for the six months ended June 30, 2022 was $0.1 million and consisted of acquisitions of equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $8.1 million, which consists of net proceeds of $6.5 million from a public offering of common stock and prefunded warrants, $1.7 million from the sale of 178,040 shares of our common stock through an at-the-market, or ATM, sales program partially offset by $0.5 million of principal payments on our debt. Net cash provided by financing activities for the six months ended June 30, 2022 was $11.7 million, which consists of net proceeds of $4.1 million from the sale of preferred stock in a registered offering and proceeds of $12.6 million from the sale of 8,713,125 shares of our common stock through an at-the-market, or ATM sales program, partially offset by a principal payment of short-term debt of $5.0 million.

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

On January 10, 2022, we filed a prospectus supplement to our 2020 Shelf Registration Statement registering the 2022 ATM we entered into for the sale of up to $50.0 million of shares of our common stock. During the three months ended March 31, 2022, we sold and issued 512 shares of common stock resulting in net proceeds of $0.3 million. On April 26, 2022, we terminated the 2022 ATM Agreement.

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

On April 25, 2022, we entered into a Letter Agreement with the Purchaser, pursuant to which the Purchasers consented to us entering into and effecting an ATM offering facility. Pursuant to the Letter Agreement, we issued to the Purchaser the New Warrant, on the same terms and conditions as the Series A Warrants, provided that such New Warrant shall be exercisable into 4,243 warrant shares, subject to adjustment thereunder. The Series A Warrants have an exercise price of $520 per share, will become exercisable six months after the date of the Letter Agreement, and will expire 5 years following the initial exercise date.

On April 27, 2022, we entered into the April 2022 ATM Agreement under which we are authorized to sell up to an aggregate of $12.8 million in gross proceeds through the sale of shares of common stock from time to time in the April 2022 ATM. We agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement. Through September 30, 2022, we issued and sold a total of 173,750 shares of common stock under the April 2022 ATM Agreement, representing the entire capacity of the April 2022 ATM, resulting in net proceeds of approximately $12.2 million. On August 22, 2022, we increased the April 2022 ATM (“August 2022 ATM”). As increased, we were eligible to offer and sell, from time to time through the Sales Agent, shares of our common stock having an aggregate offering price of up to $75.0 million. During the year ended December 31, 2022, we issued and sold 78,852 shares of common stock under the August 2022 ATM resulting in net proceeds to us of approximately $0.9 million. During the six months ended June 30, 2023, we issued and sold 150,862 shares resulting in net proceeds of approximately $1.7 million. On April 12, 2023, we filed a prospectus supplement to our registration statement on Form S-3 for the August 2022 ATM verifying that we were then eligible to sell up to $4.5 million worth of shares through our ATM.

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

On May 25, 2023 we completed a best efforts public offering (the “ May 2023 Offering”) in which we raised net proceeds of $6.5 million through the sale of 1,896,286 shares of common stock (or pre-funded warrants in lieu thereof). Both the sales of shares of common stock and pre-funded warrants were accompanied by Series C-1 and Series C-2 warrants (together the “Series C warrants”) to purchase shares of common stock. The Series C-1 warrants are exercisable immediately and will expire five years from the date of issuance, and the Series C-2 warrants are exercisable immediately and will expire eighteen months from the date of issuance. H.C. Wainwright acted as the exclusive placement agent in connection with the Offering and, as compensation, received a cash fee of 7% of the aggregate proceeds raised in the Offering. We also issued to certain designees of H.C. Wainwright warrants to purchase up to 94,814 shares of commons stock with an exercise price of $4.9439 per share (the “Placement Agent Warrants”). The Placement Agent Warrants expire on the fifth anniversary from the date of the commencement of sales in the May 2023 Offering

We believe we may have the potential to access additional capital through the 2022 ATM, selling additional debt or equity securities or obtaining a line of credit or other loan as required.

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

Contractual Obligations and Commitments

In April 2020, we entered into a Manufacturing and Commercialization Agreement (the “Corium Agreement) with Corium Innovations, Inc., (“Corium”) which replaced our previous development agreement. Pursuant to the Corium Agreement, Corium will manufacture and supply all of our product requirements for Twirla at certain specified rates. Under the terms of the Corium Agreement, Corium is to be the exclusive supplier of Twirla for ten years. The Corium Agreement included a quarterly minimum purchase commitment and a fixed price per unit for two years from December 2020, the date of the first commercial batch purchase order invoice, depending on annual purchase volume. During 2021, we did not meet all of our minimum quantity purchases from Corium, and as a result, paid penalties as required by our agreement with Corium. On July 25, 2022 we, along with Corium, amended the Corium Agreement to restructure the minimums applicable to the purchase of manufactured Twirla and to extend the term of the Corium Agreement until December 31, 2033. The Corium Agreement terminates automatically on December 31, 2033, but may be terminated for any reason upon the written mutual agreement of both parties; provided, however, that the parties must confer in good faith regarding possible mutual termination. In the event of such termination, we may still affect purchase orders after the notice of termination is given and until the time any such termination becomes effective. As of June 30, 2023, the minimum amount committed totals $229.3 million.

In April 2020, we entered into a project agreement with inVentiv Commercial Services, LLC, or inVentiv, a Syneos Health Group Company, which we refer to as the Syneos Agreement, under our Master Services Agreement with inVentiv. Pursuant to the Syneos Agreement, inVentiv, through its affiliate Syneos Selling Solutions, will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services with respect to Twirla to us in exchange for an up-front implementation fee and a fixed monthly fee. Effective February 1, 2022, we entered into an amendment to the Syneos Agreement that extended the term until August 23, 2024. At that time, the Syneos Agreement will terminate automatically unless extended upon the mutual written agreement of the parties. We may terminate the Syneos Agreement for any reason upon timely written notice without incurring a termination fee. As of June 30, 2023, the minimum amount committed totals $2.4 million.

Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. The lease for this space commenced in December 2021, and the minimum payments over the remaining 21-month term totals $0.7 million as of June 30, 2023.

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

We had cash and cash equivalents of $2.8 million and $5.2 million at June 30, 2023 and December 31, 2022, respectively, consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would not have a material effect on interest expense for the six months ended June 30, 2023.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2023.

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

Changes to Internal Control Over Financial Reporting

Aside from the June 21, 2023 appointment of a Senior Vice President, Chief Financial Officer and Treasurer of the Company, effective August 16, 2023, which was previously disclosed, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 2, 2023, we received a letter (the “Extension Notice”) from Nasdaq notifying us that we had been granted an additional 180-day period, or until September 25, 2023, to regain compliance with Nasdaq Listing Rule 5550(b)(1). Pursuant to the Extension Notice, we must demonstrate compliance with Nasdaq Listing Rule 5550(b)(1) on or before September 25, 2023, by furnishing to the Securities and Exchange Commission (the “SEC”) and Nasdaq certain information and representations on a Current Report on Form 8-K, among other obligations. If, after submitting this information to the SEC and Nasdaq as described in the Extension Notice, we fail to evidence compliance with Nasdaq Listing Rule 5550(b)(1) upon filing our Form 10-Q for the quarter ended September 30, 2023, we may be subject to delisting from Nasdaq.

In the event we fail to regain compliance, Nasdaq will issue a delisting notice, at which time we would have the right to a hearing before an independent panel. The hearing request would halt any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

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

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1	Form of Series C-1 Warrant (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.2	Form of Series C-2 Warrant (Incorporated by reference, Exhibit 4.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.3	Form of Series D Pre-funded Warrant (Incorporated by reference, Exhibit 4.3 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.4	Form of Placement Agent Warrant (Incorporated by reference, Exhibit 4.4 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.5

Form of Amended and Restated Common Stock Purchase Warrant between Agile Therapeutics, Inc. and an institutional investor, dated October 8, 2021(Incorporated by reference, Exhibit 4.5 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.6

Form of Amended and Restated Series A Common Stock Purchase Warrant between Agile Therapeutics, Inc. and an institutional investor, dated March 14, 2022 (Incorporated by reference, Exhibit 4.6 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.7

Form of Amended and Restated Series A Common Stock Purchase Warrant between Agile Therapeutics, Inc. and an institutional investor, dated April 25, 2022 (Incorporated by reference, Exhibit 4.7 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.8

Form of Amended and Restated Series A-1 Common Stock Purchase Warrant between Agile Therapeutics, Inc. and an institutional investor, dated July 6, 2022 (Incorporated by reference, Exhibit 4.8 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.9

Form of Amended and Restated Series A-2 Common Stock Purchase Warrant between Agile Therapeutics, Inc. and an institutional investor, dated July 6, 2022 (Incorporated by reference, Exhibit 4.9 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.10

Form of Amended and Restated Series B Common Stock Purchase Warrant between Agile Therapeutics, Inc. and an institutional investor, dated March 14, 2022 (Incorporated by reference, Exhibit 4.10 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

10.1

Form of Securities Purchase Agreement, dated May 22, 2023, by a between Agile Therapeutics, Inc. and certain purchasers (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

10.2

Form of Warrant Amendment Agreement, dated May 22, 2023, by and between Agile Therapeutics, Inc. and certain holders (Incorporated by reference, Exhibit 10.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

10.3*

Agile Therapeutics, Inc. 2023 Equity Incentive Plan effective June 8, 2023 (Incorporated by reference, Exhibit 99.1 to the Company’s Registration Statement on Form S-8, file number 333-272576, filed on June 9, 2023.)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity (Deficit), (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan or arrangement.

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

Date: August 9, 2023	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023

	By:	/s/ Jason Butch
Jason Butch
Vice President and Chief Accounting Officer (Principal Financial Officer)