Form 10-Q
period 2023-09-30
AGILE THERAPEUTICS INC
filed 2023-11-09
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 2,511,657 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 7, 2023.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2023

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned manufacturing and commercialization of Twirla®, the potential market acceptance and uptake of Twirla®, including the level of reimbursement available from third-party payors, the development of our other potential product candidates, the attractiveness of our business to potential investors or business partners, the strength and breadth of our intellectual property, our planned clinical studies, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our potential product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical study data, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1. Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,873	$5,246
Accounts receivable, net	3,521	3,377
Inventory, net	2,411	1,332
Prepaid expenses and other current assets	1,259	1,403
Total current assets	10,064	11,358
Property and equipment, net	101	177
Right of use asset	486	695
Other non-current assets	238	2,012
Total assets	$10,889	$14,242

Liabilities and stockholders’ deficit
Current liabilities:
Long-term debt, current portion	$1,589	$1,426
Notes payable, current portion	379	—
Accounts payable	6,879	7,734
Accrued expenses	8,338	3,908
Lease liability, current portion	353	319
Total current liabilities	17,538	13,387

Lease liabilities, long-term	196	466
Warrant liability	5,566	5,934
Total liabilities	23,300	19,787
Commitments and contingencies (Note 10)
Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 4,850 issued and no shares outstanding at September 30, 2023 and no shares issued and outstanding at December 31, 2022	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 2,277,657 and 859,402 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	406,288	403,157
Accumulated deficit	(418,699)	(408,702)
Total stockholders’ deficit	(12,411)	(5,545)
Total liabilities and stockholders’ deficit	$10,889	$14,242

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues, net	$6,662	$3,002	$15,979	$6,888
Cost of product revenues	2,477	1,425	6,787	5,183
Gross profit	4,185	1,577	9,192	1,705

Operating expenses:
Research and development	$705	$788	$2,171	$2,901
Selling and marketing	4,800	5,560	14,040	23,523
General and administrative	2,680	2,815	8,813	9,837
Loss on disposition of assets	—	11,122	—	11,122
Total operating expenses	8,185	20,285	25,024	47,383
Loss from operations	(4,000)	(18,708)	(15,832)	(45,678)

Other income (expense)
Interest income	13	46	61	50
Interest expense	(341)	(1,004)	(1,114)	(2,699)
Unrealized gain on warrant liability	3,529	13,736	6,890	22,171
Total other income, net	3,201	12,778	5,837	19,522
Loss before benefit from income taxes	(799)	(5,930)	(9,995)	(26,156)
Benefit from income taxes	—	—	—	4,675
Net loss and comprehensive loss	$(799)	$(5,930)	$(9,995)	$(21,481)

Net loss per share (basic and diluted)	$(0.27)	$(8.01)	$(5.30)	$(71.61)

Weighted-average common shares (basic and diluted)	2,950,136	739,957	1,884,793	299,970

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional	Accumulated		Total
	Number of		Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance December 31, 2022	—	$—	859,402	$—	$403,157	$—	$(408,702)	$(5,545)
Share-based compensation - stock options and RSUs	—	—	—	—	498	—	—	498
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	72,699	—	1,003	—	—	1,003
Net loss	—	—	—	—	—	—	(5,389)	(5,389)
Balance March 31, 2023	—	$—	932,101	$—	$404,658	$—	$(414,091)	$(9,433)
Share-based compensation - stock options and RSUs	—	—	—	—	482	—	—	482
Fractional shares retired as a result of reverse split	—	—	—	—	(13)	—	—	(13)
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	105,342	—	652	—	—	652
Issuance of common stock in public offering, net of offering costs	—	—	95,000	—	—	—	—	—
Exercise of pre-funded warrants	—	—	508,286	—	—	—	—	—
Vesting of RSUs	—	—	76	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,809)	(3,809)
Balance June 30, 2023	—	$—	1,640,805	$—	$405,779	$—	$(417,900)	$(12,121)
Share-based compensation - stock options and RSUs	—	—	—	—	439	—	—	439
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	29,842	—	70	—	—	70
Exercise of pre-funded warrants	—	—	607,000	—	—	—	—	—
Vesting of RSUs	—	—	10	—	—	—	—	—
Net loss	—	—	—	—	—	—	(799)	(799)
Balance September 30, 2023	—	—	2,277,657	$—	$406,288	$—	$(418,699)	$(12,411)

See accompanying notes to unaudited financial statements.

On April 10, 2023, the Company effectuated a one-for-fifty reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split reduces the Company’s shares of outstanding common stock, stock options, RSU’s, and warrants to buy shares of the Company’s common stock. Fractional shares of common stock that would have otherwise resulted from the Reverse Stock Split were rounded down to the nearest whole share, and cash in lieu of payments were made to stockholders. All share and per share data for all periods presented in the accompanying financial statements and the related disclosures have been adjusted retrospectively to reflect the Reverse Stock Split. The number of authorized shares of common stock and the par value per share remains unchanged.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional	Accumulated		Total
	Number of		Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance December 31, 2021	—	$—	60,698	$—	$387,205	$—	$(383,290)	$3,915
Share-based compensation - stock options and RSUs	—	—	—	—	764	—	—	764
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	512	—	348	—	—	348
Issuance of series A and B convertible preferred stock in a registered direct offering (Note 8)	4,850	—	—	—	—	—	—	—
Conversion of series A convertible preferred stock		—	6,063	—	—	—	—	—
Vesting of RSUs	(2,425)	—	35	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,385)	(10,385)
Balance March 31, 2022	2,425	—	67,308	$—	$388,317	$—	$(393,675)	$(5,358)
Share-based compensation - stock options and RSUs	—	$—	—	—	669	—	—	669
Issuance of common stock pursuant to at-the market stock sales, net of expenses	—	—	173,750	—	12,226	—	—	12,226
Conversion of series B convertible preferred stock	(2,425)	—	6,062	—	—	—	—	—
Vesting of RSUs	—	—	82	—	—	—	—	—
Unrealized net gain on marketable securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(5,168)	(5,168)
Balance June 30, 2022	—	$—	$247,202	$—	$401,212	$—	$(398,843)	$2,369
Share-based compensation - stock options and RSUs	—	—	—	—	536	—	—	536
Issuance of common stock pursuant to a public offering, net of expenses	—	—	533,333	—	—	—	—	—
Net loss	—	—	—	—	—	—	(5,930)	(5,930)
Balance September 30, 2022	—	$—	$780,535	$—	$401,748	$—	$(404,773)	$(3,025)

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,995)	$(21,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77	1,255
Amortization	209	188
Loss on disposition of assets	—	11,122
Noncash stock-based compensation	1,418	1,969
Noncash amortization of deferred financing costs	838	1,635
Unrealized gain on warrants	(6,890)	(22,171)
Changes in operating assets and liabilities:
Accounts receivable	(144)	(2,178)
Inventory	(1,079)	(831)
Prepaid expenses and other assets	2,480	(1,551)
Accounts payable and accrued expenses	3,572	(2,213)
Lease liability	(235)	(132)
Net cash used in operating activities	(9,749)	(34,388)

Cash flows from investing activities:
Acquisition of property and equipment	—	(133)
Net cash used in investing activities	—	(133)

Cash flows from financing activities:
Proceeds from issuance of preferred stock in registered direct offering, net of offering costs	—	4,129
Proceeds from At-the-Market sales of common stock, net of offering costs	1,725	12,573
Proceeds from the issuance of common stock in public offering, net of offering costs	6,509	21,971
Repayments of long-term debt	(675)	(17,150)
Repayments of note payable	(184)	—
Net cash provided by financing activities	7,375	21,523

Net decrease in cash and cash equivalents	(2,374)	(12,998)
Cash and cash equivalents, beginning of period	5,246	19,143
Cash and cash equivalents, end of period	$2,873	$6,145

Supplemental disclosure of noncash financing activities
Warrants issued in connection with preferred stock financing	$—	$2,101
Conversion of Series A preferred stock into common stock	—	897
Conversion of Series B preferred stock into common stock	—	887
Supplemental cash flow information
Interest paid	$276	$1,078

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

The Company’s sole approved product, Twirla, is a once-weekly prescription contraceptive patch that received approval from the U.S. Food and Drug Administration, or FDA, in February 2020 and was commercially launched in early December 2020. Substantially all of the Company’s resources are currently dedicated to commercializing Twirla in the United States. The Company has generated minimal product revenue to date and is subject to a number of risks similar to those of other early stage commercial companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the need to obtain additional capital necessary to fund the development of its products, reliance on a consistent supply chain both for Twirla and in general, macroeconomic factors such as inflation, competition from larger companies, and compliance with FDA and other government regulations. If the Company does not continue to successfully commercialize Twirla, it will be unable to generate recurring product revenue or achieve profitability. The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of September 30, 2023, the Company had an accumulated deficit of approximately $418.7 million. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, as the Company:

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

Going Concern

As of September 30, 2023, the Company had cash and cash equivalents of $2.9 million and a $7.5 million working capital deficit. The Company’s current liquidity is sufficient to fund operations into December 2023. The Company closely monitors its cash and cash equivalents and will need to raise additional funds to meet its projected operating requirements, including the continued commercialization of Twirla, and exploring the advancement of its existing pipeline and its possible expansion through business development activities.

The Company has generated losses since inception, used substantial cash in operations, has a working capital deficit as of September 30, 2023, and anticipates it will continue to incur net losses for the foreseeable future. The Company’s future success depends on its ability to obtain additional capital and/or implement various strategic alternatives, and there can be no assurance that any financing can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern through the 12 months following the date on which this Quarterly Report on Form 10-Q is filed.

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

The unaudited financial statements as of September 30, 2023 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan and successfully commercialize Twirla. The unaudited financial statements as of September 30, 2023 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

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

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Trade Accounts Receivable and Allowances

Trade accounts receivable are amounts owed to the Company by its customers for product that has been delivered. The trade accounts receivable are recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses represents the Company’s estimate of losses over the life of the receivables. The Company evaluates forward-looking economic factors and uses professional judgment to determine the allowance for credit losses. The credit loss reserves are reviewed and adjusted periodically. Credit loss reserves were not material as of September 30, 2023 and December 31, 2022.

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

Inventory

Inventory is valued utilizing the weighted average costing method. The Company records an inventory reserve for losses associated with dated, expired, excess or obsolete items. This reserve is based on management’s current knowledge with respect to inventory levels, planned production and sales volume assumptions. As of September 30, 2023 and December 31, 2022, inventory reserves approximated $1.4 million and $0.6 million, respectively.

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe the carrying values of any long-lived assets are impaired as of September 30, 2023.

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

Advertising Costs

The Company has elected to expense advertising costs when incurred. Advertising costs totaled zero and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and totaled zero and $6.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Deferred Financing Costs

Costs directly attributable to the Company’s senior secured term loan (see Note 7) are deferred and reported as a reduction of the related term loan. These costs represent legal fees and other costs related to the term loan and are being amortized utilizing the straight-line method over the term of the loan. Amortization of deferred financing costs charged to interest expense was approximately $44,000 and $146,000 for the three months ended September 30, 2023 and 2022, respectively and was approximately $146,000 and $284,000 for the nine months ended September 30, 2023 and 2022, respectively.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to credit risk consist principally of cash, cash equivalents, and accounts receivable. The Company invests its cash and cash equivalents in interest-bearing accounts in United States financial institutions, the balances of which exceed federally insured limits. The Company mitigates credit risk by limiting the investment type and maturity to securities that preserve capital, maintain liquidity, and have a high credit quality. The Company has not recognized any losses from credit risks on such accounts. The Company has no financial instruments with off balance sheet risk of accounting loss.

Major customers of the Company are defined as those constituting greater than 10% of its total revenue. In the three months ended September 30, 2023, the Company had sales to five customers that individually accounted for more than 10% of its total revenue. These customers had sales of $1.7 million, $1.3 million, $1.1 million, $1.1 million, and $1.1 million, respectively, which represented 93% of total revenues in the three months ended September 30, 2023. In the nine months ended September 30, 2023, the Company had sales to five customers that individually accounted for more than 10% of its total revenue. These customers had sales of $3.2 million, $3.2 million, $3.2 million, $3.0 million and $2.1 million, respectively, which represented 92% of total revenue for the nine months ended September 30, 2023. Accounts receivable related to these five customers comprised 36%, 26%, 18%, 15%, and 0%, of the Company’s total accounts receivable, respectively, as of September 30, 2023. In the three months ended September 30, 2022, the Company had sales to three customers that individually accounted for more than 10% of its total revenue. These customers had sales of $0.7 million, $0.6 million, and $0.6 million, respectively, which represented 30% of total revenues in the three months ended September 30, 2022. In the nine months ended September 30, 2022, the Company had sales to three customers that individually accounted for more than 10% of its total revenue. These customers had sales of $1.9 million, $1.8 million and $1.7 million, respectively, which represented 33% of total revenue for the nine months ended September 30, 2022.

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

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than twelve months. Twirla was commercially launched in December 2020 and with limited historical sales data, an estimate for product returns as of September 30, 2023 was made based on industry standard data and trend analysis. Estimated product returns are recorded as other current liabilities in accrued expenses on the balance sheet.

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

Provisions for the revenue reserves described above totaled $8.5 million and $3.2 million for the three months ended September 30, 2023 and 2022, respectively, and $19.3 million and $6.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, reserves on the balance sheet associated with variable consideration were $7.4 million.

Warrants

The Company accounts for its warrants to purchase common stock in accordance with ASC 480, Distinguishing Liabilities from Equity.

In connection with entering into a senior secured term loan facility in February 2020 (the “Perceptive Credit Agreement”), the Company issued warrants to purchase 700 shares of its common stock to the lender, Perceptive

Credit Holdings III, L.P. (“Perceptive”). In connection with an amendment to that facility in February 2021, the Company issued warrants to purchase 225 shares of the Company’s common stock (collectively, the “Perceptive Warrants”). The Perceptive Warrants qualify for equity classification and have been allocated based upon the relative fair value of the base instrument and the warrant. In March 2023, in connection with the Waiver and Sixth Amendment to the Perceptive Credit Agreement, the Company amended and restated the Perceptive Warrants to reset the strike price of the Perceptive Warrants. In October 2023, in connection with the Seventh Amendment to the Perceptive Credit Agreement, the Company reset the strike price of the Perceptive Warrants. See Notes 7 and 8 for additional information.

In connection with an underwritten public offering completed in October 2021, the Company issued warrants to purchase 6,660 shares of its common stock. These warrants are classified as liabilities, were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statements of Operations and Comprehensive Loss each reporting period. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants. This reduction resulted in an immaterial increase to additional paid-in-capital. See Notes 7 and 8 for additional information.

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

In connection with a public offering completed in July 2022, the Company issued warrants to purchase 1,093,333 shares of its common stock, of which 533,333 warrants expired unexercised in July 2023. These warrants are classified as liabilities, were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations each reporting period. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants.

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

The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no uncertain tax positions as of September 30, 2023 that qualify for either recognition or disclosure in the financial statements under this guidance.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2023 and 2022, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	September 30,
	2023	2022
Common stock warrants	4,484,077	36,691
Unvested restricted stock units	135,037	142
Common stock options	43,510	5,778
Total	4,662,624	42,611

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

The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2023 that had a material effect on its financial statements.

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3
September 30, 2023
Assets:
Cash and cash equivalents	$2,873	$—	$—
Total assets at fair value	$2,873	$—	$—

Liabilities:
Warrant Liability	$—	$—	$5,566
Total assets at fair value	$—	$—	$5,566

	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Cash and cash equivalents	$5,246	$—	$—
Total assets at fair value	$5,246	$—	$—

Liabilities:
Warrant Liability	$—	$—	$5,934
Total assets at fair value	$—	$—	$5,934

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of September 30, 2023 include (i) volatility 86.06% - 123.42%, (ii) risk-free interest rate 4.62% - 5.46%, (iii) strike price for the common warrants of $3.69, $45.00 and $1,700.00, (iv) fair value of common stock $2.40 and (v) expected life 1.15 - 4.65 years. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2022 include (i) volatility 136.8% - 137.4%, (ii) risk-free interest rate 4.2% - 4.7%, (iii) strike price for the common warrants $45.00 and $1,700, (iv) strike price for the preferred warrants of $520.00, (v) fair value of common stock $11.50 and (vi) expected life 0.7 - 4.5 years.

The following is a roll forward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2022	$5,934
Warrants issued	10,615
Change in fair value	(10,983)
Ending Balance September 30, 2023	$5,566

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2023 or 2022.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid insurance	$697	$628
Other	562	775
Total prepaid expenses and other current assets	$1,259	$1,403

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Gross to net accruals	$3,933	$2,332
Accrued compensation	2,721	833
Accrued professional fees and other	1,684	743
Total accrued liabilities	$8,338	$3,908

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

Operating lease expense was $89,000 and $90,000 for the three months ended September 30, 2023 and 2022, respectively. Operating lease expense was $267,000 and $271,000 for the nine months ended September 30, 2023 and 2022, respectively. Operating cash flows used for operating leases during the nine months ended September 30, 2023 and 2022 were approximately $235,000 and $132,000 respectively. As of September 30, 2023, the weighted average remaining lease term was 1.50 years, and the weighted average discount rate was 11.8%.

Future minimum lease payments under non-cancellable leases as of September 30, 2023 were as follows (in thousands):

2023	$98
2024	397
2025	101
Total	$596
Less: Interest	(47)
Present value of lease liability	$549

7. Credit Agreement and Guaranty

On February 10, 2020, the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP (“Perceptive”) for a senior secured term loan credit facility of up to $35.0 million (the “Perceptive Credit Agreement”). A first tranche of $5.0 million was funded on execution of the Perceptive Credit Agreement. A second tranche of $15.0 million was funded as a result of the approval of Twirla by the FDA. The other tranches of debt under the Perceptive Credit Agreement are no longer available to the Company. On January 7, 2022, the Company prepaid $5.0 million of the outstanding debt, and Perceptive waived the prepayment premium. On July 8, 2022, the Company prepaid $5.0 million of the outstanding debt, and Perceptive waived the prepayment premium. On July 25, 2022, the Company entered into a fifth amendment to the Perceptive Credit Agreement, as amended (the “Fifth Amendment”). Pursuant to the Fifth Amendment, Perceptive agreed to release its security interest in certain assets being transferred from the Company to Corium in connection with an amendment to the Company’s Manufacturing and Commercialization Agreement with Corium and waive the Company’s obligations to comply with certain financial covenants through the end of 2022. In exchange, the Company agreed to prepay $7.0 million of outstanding principal under the Perceptive Credit Agreement using the proceeds of recent sales under the Company’s ATM program with H.C. Wainwright & Co., LLC (see Note 8). Such payment was made on July 25, 2022. On March 21, 2023, the Company and Perceptive entered into a sixth amendment to the Perceptive Credit Agreement (the “Sixth Amendment”). The Sixth Amendment waived the Company’s obligations to (1) comply with certain financial covenants relating to minimum revenue requirements and minimum liquidity through June 30, 2023, and (2) file financial statements along with its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that are not subject to any “going concern” qualification. On October 30, 2023, the Company and Perceptive entered into a seventh amendment to the Perceptive Credit Agreement (the “Seventh Amendment”). The Seventh Amendment: (1) amends the Company’s obligations to comply with certain financial covenants relating to minimum revenue requirements, (2) amends and waives the Company’s obligations to comply with certain financial covenants relating to minimum liquidity through December 31, 2023, and (3) requires the Company to make principal payments on its outstanding loan balance of $150,000 per month beginning on December 1, 2023.

The facility will mature on February 10, 2024 (“Maturity Date”). Pursuant to the Perceptive Credit Agreement, beginning August 31, 2022, the Company began making monthly principal payments in an amount equal to $75,000. Beginning on December 1, 2023 and pursuant to the Seventh Amendment, the Company will begin making monthly payments of $150,000 until the Maturity Date, at which time all remaining principal amount outstanding is due.

Borrowings under the Perceptive Credit Agreement will accrue interest at an annual rate equal to the London Interbank Offered Rate for one-month deposits (“LIBOR”) plus 10.25%, provided that LIBOR shall not be less than 1.5%. The rate of interest in effect as of September 30, 2023 was 15.58%. Upon the occurrence and during the continuance of any event of default under the Perceptive Credit Agreement, the interest rate automatically increases by 3.0% per annum.

The Company may prepay any outstanding loans in whole or in part. Any such prepayment of the loans is subject to a prepayment premium of 2.0%.

All of the Company’s obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property. The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customary for similar financings. The negative covenants restrict or limit the ability of the Company to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain investments or restricted payments (each as defined in the Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Perceptive Credit Agreement. In addition, as amended by the Seventh Amendment, the Company must (i) at all times for the period from June 30, 2023 to October 31, 2023 maintain a minimum cash balance of $0.5 million for the period from November 1, 2023 to December 31, 2023 maintain a minimum cash balance of $1.0 million, and after December 31, 2023 to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2023, report net revenues for the trailing 12-month period that are not less than $5.0 million. Pursuant to the Seventh Amendment, the Company has received a waiver of certain financial covenants through December 31, 2023.

In connection with the Perceptive Credit Agreement, the Company issued to Perceptive two warrants to purchase an aggregate of 700 shares of the Company’s common stock (together, the “2020 Perceptive Warrants”). The first warrant is exercisable for 350 shares of common stock at an exercise price of $7,480 per share. The second warrant is exercisable for 350 shares of common stock at an exercise price of $9,340 per share. The 2020 Perceptive Warrants expire on February 10, 2027. In connection with the Perceptive Credit Agreement, the Company issued to Perceptive a warrant to purchase 225 shares of the Company’s common stock (the “2021 Perceptive Warrant” and, together with the 2020 Perceptive Warrants, the “Perceptive Warrants”) at an exercise price of $5,740 per share. The 2021 Perceptive Warrant expires on February 26, 2028. In connection with the Sixth Amendment, the Company amended the Perceptive Warrants to reset the exercise price to $10.50 per warrant. In connection with the Seventh Amendment, the Company further amended the Perceptive Warrants to reset the exercise price to $1.82 per warrant. The Perceptive Warrants contain anti-dilution provisions and other warrant holder protections and are not exercisable to the extent that Perceptive would beneficially own more than 19.99% of the Company’s common stock because of the exercise.

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

	September 30,	December 31,
	2023	2022
Notes payable	$1,950	$2,625
Debt issuance costs	(63)	(209)
Warrant discount	(298)	(990)
Total debt	$1,589	$1,426
Less, current portion	1,589	1,426
Long-term debt, less current portion	$—	$—

The fair value of the warrants and the debt issue costs are being amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of $252,000 and $838,000 for the three months ended September 30, 2023 and 2022, respectively. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of $838,000 and $1,635,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

In July 2022, the Company completed a best efforts public offering (the “2022 Offering”) in which the Company raised net proceeds of $22.0 million through the sale of 382,966 shares of common stock and 150,366 pre-funded warrants (“Series B pre-funded warrants”) to purchase 150,366 shares of common stock at a combined price of $45.00 per share of common stock and warrants. Both the sales of shares of common stock and pre-funded warrants were accompanied by Series A-1 and Series A-2 warrants (together the “Series A warrants”) to purchase shares of common stock. The Series A-1 warrants are exercisable immediately and will expire five years from the date of issuance, and the Series A-2 warrants expired unexercised in August 2023. H.C. Wainwright acted as the exclusive placement agent in connection with the 2022 Offering and, as compensation, received a cash fee of 7% of the aggregate proceeds raised in the 2022 Offering. The Company also issued to certain designees of H.C. Wainwright warrants to purchase up to 26,666 shares of common stock with an exercise price of $56.25 per share.

In May 2023, the Company completed a best efforts public offering of an aggregate of 95,000 shares of common stock and 1,801,286 pre-funded warrants in lieu of shares of common stock and warrants to purchase a total of 3,792,572 shares of common stock at combined public offering price of $3.9551 per share. Proceeds from the public offering, net of underwriting discounts, commissions, and offering expenses were approximately $6.5 million. Through September 30, 2023 at total of 1,115,286 pre-funded warrants have been exercised and 686,000 pre-funded warrants remain available for exercise as of September 30, 2023. H.C. Wainwright acted as the exclusive placement agent in connection with the Offering and, as compensation, received a cash fee of 7% of the aggregate proceeds raised in the Offering. The Company also issued to certain designees of H.C. Wainwright warrants to purchase up to 94,814 shares of commons stock with an exercise price of $4.9439 per share.

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

On April 27, 2022, the Company entered into a new at-the-market offering program (the “April 2022 ATM Agreement”) with H.C. Wainwright LLC and Co. (the “Sales Agent”) under which the Company is authorized to sell up to an aggregate of $12.8 million in gross proceeds through the sale of shares of common stock from time to time. The Company agreed to pay a commission of up to 3.0% of the gross proceeds of any common stock sold under the April 2022 ATM Agreement. Through September 30, 2022, the Company issued and sold a total of 173,750 shares of common stock under the April 2022 ATM Agreement, representing the entire capacity of the April 2022 ATM, resulting in net proceeds of approximately $12.2 million. On August 22, 2022, the Company increased the April 2022 ATM (“August 2022 ATM”). As increased, the Company was eligible to offer and sell, from time to time through the Sales Agent, shares of its common stock having an aggregate offering price of up to $75.0 million. During the year ended December 31, 2022, the Company issued and sold 78,852 shares of common stock under the August 2022 ATM resulting in net proceeds of approximately $0.9 million. During the nine months ended September 30, 2023, the Company issued and sold 207,883 shares for net proceeds of approximately $1.7 million. On April 12, 2023, the Company filed a prospectus supplement to its registration statement on Form S-3 for the August 2022 ATM verifying that it is now eligible to sell up to $4.5 million worth of shares through its ATM.

Registered Direct Offering

On March 14, 2022, the Company filed a prospectus supplement to its 2020 Shelf Registration Statement registering a direct offering (the “2022 Preferred Stock Offering”) of 2,425 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) and 2,425 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) and Series A warrants (the “Series A Warrants”) to purchase up to an aggregate of 12,125 shares of the common stock of the Company and Series B warrants (the “Series B Warrants”) to purchase up to an aggregate of 12,125 shares of common stock. Each share of Series A Preferred Stock and Series B Preferred Stock has a stated value of $1,000 per share and a conversion price of $400.00 per share. The shares of preferred stock issued in the 2022 Preferred Stock Offering are convertible into an aggregate of 12,125 shares of common stock. The Series A Warrants have an exercise price of $520.00 per share, will become exercisable six months following the date of issuance, and will expire 5 years following the initial exercise date. The Series B Warrants have an exercise price of $520.00 per share, will become exercisable six months following the date of issuance, and will expire one and one-half years following the initial exercise date. Proceeds from the 2022 Preferred Stock Offering, net of the placement agent’s fees and offering expenses were approximately $4.1 million. A portion of the placement agent’s fees included warrants to purchase 606 shares of the common stock of the Company at a strike price of $500.00 per share. The warrants become exercisable six months following the date of issuance and will expire 5 years following the commencement of sales in the 2022 Preferred Stock Offering.

On March 15, 2022, 2,425 shares of the Series A Preferred Stock were converted into 6,025 shares of the Company’s common stock. On April 4, 2022, 2,425 shares of the Series B Preferred Stock were converted into 6,025 shares of the Company’s common stock.

On April 25, 2022, the Company entered into a letter agreement and waiver (the “Letter Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice”), pursuant to which Armistice consented to the Company entering into and effecting an at-the-market (“ATM”) offering facility. On March 14, 2022, the Company entered into the 2022 Preferred Stock Offering with Armistice, under which agreement, the Company was restricted from entering into and effecting an ATM offering facility until the 180-day anniversary of the Closing Date.  Pursuant to the Letter Agreement, the Company issued to Armistice a new common stock purchase warrant (“New Warrant”), on the same terms and conditions as the Series A Warrants, provided that such New Warrant shall be exercisable into 4,243 warrant shares. The Series A Warrants have an exercise price of $520.00 per share and will become exercisable six months following the date of issuance, and will expire 5 years following the initial exercise date.  The New Warrant is exercisable 6 months after the date of the Letter Agreement.

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of goods sold	$12	$29	$69	$104
Research and development	94	90	261	284
Selling and marketing	10	40	73	120
General and administrative	323	377	1,015	1,461
Total	$439	$536	$1,418	$1,969

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

10. Commitments and Contingencies

The Company has several firm purchase commitments, primarily related to the manufacture and supply of Twirla and the supply of a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services. Future firm purchase commitments under these agreements, the last of which ends in 2033, total $230.1 million. This amount does not represent all of the Company’s anticipated purchases in the future, but instead represents only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend in 2023 or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.

In April 2020, the Company entered into a manufacturing and commercialization agreement with Corium (the “Corium Agreement”). Under the Corium Agreement, the Company has a requirement to order quarterly minimum volumes of approximately $5.6 million of product. In the event that the Company does not order the minimum volume, the Company is required to pay an additional fee equal to twenty-five percent (25%) per unit of the transfer price for all units ordered in that quarter. The Company did not meet the minimum volume order in the first or second quarter of 2022, and has, therefore, paid the additional 25% per unit fee as a penalty for all units ordered during the period. Based on then-current demand expectations for Twirla, the Company did not expect to meet the minimum volume order for the balance of 2022 and would be subject to the additional fee on future purchases. On July 25, 2022 the Company and Corium entered into Amendment No. 1 to the Corium Agreement (the “Amendment”) that is designed to restructure the contract minimums applicable to the purchase of manufactured Twirla and other services provided by Corium, transfer equipment ownership to Corium to support the manufacture of Twirla, and extend the term of the Corium Agreement. Pursuant to the Amendment, the parties agreed to adjust the process for the Company providing Corium certain binding and non-binding forecasts required under the Corium Agreement. Additionally, Corium will not enforce the original quantity minimums in the Corium Agreement, which are waived and replaced by new minimums that are based on Corium’s revenue for product purchased by the Company, expiring raw materials, and other services billed by Corium to support batch production and release. The guaranteed minimum revenue requirement for 2023 is $7.0 million, and is $22.5 million for 2024 and each year thereafter. In the event that the Company does not meet the guaranteed minimum revenue requirements in any given year, the Company will be required to make additional payments to Corium for the shortfall. The Company agreed to make certain monthly supplemental payments to Corium through December 2023, which payments are eligible to be retroactively reduced based upon product orders placed by the Company during 2023 meeting certain designated thresholds. In connection with the supplemental payments, Corium will retain the proceeds for the sale of certain raw materials to which the Company would otherwise have economic right to offset such supplemental payments. Further, the Company agreed to reimburse Corium for any unused raw materials in the event the Company’s actual product requirements are lower than initially forecasted. Pursuant to the Amendment, the term of the Corium Agreement was extended to December 31, 2033. Pursuant to the Amendment, the parties agreed to transfer ownership of certain manufacturing equipment used in the manufacture of Twirla from the Company to Corium under a Bill of Sale dated July 25, 2022.

The Company records a provision for contingent losses when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. As of September 30, 2023, the Company has not recorded a provision for any contingent losses.

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

Our current priorities are as follows:

●	Continue to manage our available cash and obtain financing to fund our business plan without delay;

●	Continue to implement our commercialization plans for Twirla to increase uptake of Twirla in the United States by growing our telemedicine presence through our partnerships and our existing partnership with Nurx®, and driving growth in the non-retail channel through our collaboration with Afaxys, which provides us access to some of the largest Planned Parenthood organizations in the country;

●	Continue to expand access to Twirla through multiple business channels including retail and specialty pharmacies, telemedicine, government contracting, and non-retail channels, including public health centers, through our relationship with Afaxys;

●	Expand coverage and reimbursement for Twirla in the United States from private and public third-party payors;

●	Maintain and manage the supply chain for Twirla to support increased commercialization of Twirla across the United States and working through as much existing and future inventory as possible prior to product becoming short-dated;

●	Reduce our operating loss and continue to progress towards generating positive cash flows;

●	Evaluate the advancement of our existing pipeline and its possible expansion through business development activities; and

●	Continue to implement our obligations related to our post-marketing requirement study of Twirla.

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

Financial Overview

Since our inception in 1997 through 2022, we generated minimal revenue and have never been profitable. Through September 30, 2023, we had an accumulated deficit of $418.7 million. Our net loss was $0.8 million and $5.9 million for the three months ended September 30, 2023 and 2022, respectively and $10.0 million and $21.5 million for the nine months ended September 30, 2023 and 2022, respectively. We expect to continue to incur operating losses for the foreseeable future as we commercialize Twirla. We have financed our operations primarily through the public offerings of equity securities, convertible preferred stock, term loans and sale of our New Jersey net operating losses. As of September 30, 2023, we had approximately $2.9 million in cash and cash equivalents.

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

As we develop as a commercial company, we anticipate that our operating expenses will be primarily focused on commercialization activities for Twirla. We also expect a portion of our operating expenses in the future will be related to research and development as we design and conduct our long-term, prospective observational safety study for Twirla, which is a post marketing requirement from the FDA, and evaluate the development of our pipeline. As of September 30, 2023, we have significantly reduced our operating expenses through several measures, including optimizing our sales force, reorganizing our internal operations, reducing our advertising spend, and reorganizing our executive leadership team and general personnel. We are committed to continuing to explore ways to reduce expenses in a manner that allows us to simultaneously focus efforts and available resources on the commercialization, uptake and growth of Twirla. Our ability to reduce our operating loss and begin to generate positive cash flow from operations depends on the continued success in commercializing Twirla and maintaining discipline over our operating expenses. We continue to explore business development opportunities to commercialize a second product, and to do so in a way that we believe would contribute to our ability to reduce our operating losses and reduce our time to achieving positive cash flow from operations.

Going Concern

As of September 30, 2023, we had cash and cash equivalents of $2.9 million. We closely monitor our cash and cash equivalents and expect that our current cash will support operations through December 2023.

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

The unaudited financial statements as of September 30, 2023 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures, and/or execute on our business plan and continue the commercial growth of Twirla. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the three months ended September 30, 2023 and 2022, net sales totaled $6.7 million and $3.0 million, respectively, representing the sale of 74,424 units and 33,072 units, respectively. For the nine months ended

September 30, 2023 and 2022, net sales totaled $16.0 million and $6.9 million, respectively, representing the sale of 179,640 units and 71,442 units, respectively.

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

For the three months ended September 30, 2023 and 2022, cost of product revenues totaled $2.5 million and $1.4 million, respectively. For the nine months ended September 30, 2023 and 2022, cost of product revenues totaled $6.8 million and $5.2 million, respectively.

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

For the three months ended September 30, 2023 and 2022, our research and development expenses were approximately $0.7 million and $0.8 million, respectively. For the nine months ended September 30, 2023 and 2022, our research and development expenses were approximately $2.2 million and $2.9 million, respectively. The following table summarizes our research and development expenses by functional area.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In thousands)		(In thousands)
	2023	2022	2023	2022

Clinical development	$29	$115	$108	$917
Regulatory	176	107	408	366
Personnel related	406	476	1,394	1,334
Stock-based compensation	94	90	261	284
Total research and development expenses	$705	$788	$2,171	$2,901

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

For the three months ended September 30, 2023 and 2022, our selling and marketing expenses totaled approximately $4.8 million and $5.6 million, respectively. For the nine months ended September 30, 2023 and 2022, our selling and marketing expenses totaled approximately $14.0 million and $23.5 million, respectively. Since the commercial launch of Twirla in the United States, we have utilized a contract sales force. We anticipate that our selling and marketing expenses will continue to be significant as our commercialization efforts continue.

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

For the three months ended September 30, 2023 and 2022, our general and administrative expenses totaled approximately $2.7 million and $2.8 million, respectively. For the nine months ended September 30, 2023 and 2022, our general and administrative expenses totaled approximately $8.8 million and $9.8 million, respectively. We anticipate that our general and administrative expenses will stabilize in the future.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended
	September 30,
	(In thousands)
	2023	2022	Change

Revenues, net	$6,662	$3,002	$3,660
Cost of product revenues	2,477	1,425	1,052
Gross profit	4,185	1,577	2,608

Operating expenses:
Research and development	$705	$788	$(83)
Selling and marketing	4,800	5,560	(760)
General and administrative	2,680	2,815	(135)
Loss on disposition of assets	—	11,122	(11,122)
Total operating expenses	8,185	20,285	(12,100)
Loss from operations	$(4,000)	$(18,708)	14,708

Other income (expense)
Interest income	13	46	(33)
Interest expense	(341)	(1,004)	663
Unrealized gain on warrant liability	3,529	13,736	(10,207)
Total other income, net	3,201	12,778	(9,577)
Loss before benefit from income taxes	(799)	(5,930)	5,131
Benefit from income taxes	—	—	—
Net loss	$(799)	$(5,930)	$5,131

Revenues. Revenue, net increased by $3.7 million, or 122% from $3.0 million for the three months ended September 30, 2022 to $6.7 million for the three months ended September 30, 2023. Unit sales increased by 41,352 units, or 125%, from 33,072 units for the three months ended September 30, 2022, to 74,424 units for the three months ended September 30, 2023. The decrease in the percentage of growth between dollars and units pertains to increased price discounts offered to the non-retail sales channel. Revenue, net consists of sales of Twirla and reflects the shipment of Twirla to specialty distributors, net of estimates for applicable variable consideration, which consist primarily of wholesale distribution fees, prompt pay and other discounts, rebates, chargebacks, product returns, and co-pay assistance programs.

Cost of product revenues. Cost of product revenues increased by $1.1 million, or 74% for the three months ended September 30, 2022 to $2.5 million for the three months ended September 30, 2023 and consists of direct and indirect costs related to the manufacturing of Twirla sold, including third-party manufacturing costs, packaging services, freight, and allocations of overhead costs that are primarily fixed, such as salaries, benefits, and insurance.

Research and development expenses. Research and development expenses decreased by $0.1 million, or 11%, from $0.8 million for the three months ended September 30, 2022 to $0.7 million for the three months ended September 30, 2023. This decrease in research and development expenses was primarily due to a decrease in clinical development expenses for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.  This decrease primarily reflects a decrease in personnel costs and decreased consulting expenses.

Selling and marketing expenses. Selling and marketing expenses decreased by $0.8 million, or 14%, from $5.6 million for the three months ended September 30, 2022 to $4.8 million for the three months ended September 30, 2023. This decrease in selling and marketing expenses is due to reduced spending on marketing initiatives and the continued optimization of our contract sales force.

General and administrative expenses.  General and administrative expense decreased by $0.1 million, or 5%, from $2.8 million for the three months ended September 30, 2022 to $2.7 million for the three months ended September 30, 2023.

Loss on disposition of assets. In accordance with ASC 610-20, we recognized an $11.1 million, one-time, non-cash charge during the three months ended September 30, 2022, which represented the loss on the transfer of fixed assets to Corium in connection with the amended Corium Agreement. There was no comparable expense during the three months ended September 30, 2023.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Interest expense.  Interest expense is attributable to our term loan with Perceptive and includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense decreased by $0.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to the reduction in the principal amount outstanding on the loan.

Unrealized gain on warrant liability. Unrealized gain on warrant liability reflects the non-cash changes in the estimated fair value of the warrant liability.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended
	September 30,
	(In thousands)
	2023	2022	Change

Revenues, net	$15,979	$6,888	$9,091
Cost of product revenues	6,787	5,183	1,604
Gross profit	9,192	1,705	7,487

Operating expenses:
Research and development	$2,171	$2,901	$(730)
Selling and marketing	14,040	23,523	(9,483)
General and administrative	8,813	9,837	(1,024)
Loss on disposition of assets	—	11,122	(11,122)
Total operating expenses	25,024	47,383	(22,359)
Loss from operations	$(15,832)	$(45,678)	29,846

Other income (expense)
Interest income	61	50	11
Interest expense	(1,114)	(2,699)	1,585
Unrealized gain on warrant liability	6,890	22,171	(15,281)
Total other income (expense), net	5,837	19,522	(13,685)
Loss before benefit from income taxes	(9,995)	(26,156)	16,161
Benefit from income taxes	—	4,675	(4,675)
Net loss	$(9,995)	$(21,481)	$11,486

Revenues. Revenue, net increased by $9.1 million or 132% from $6.9 million for the nine months ended September 30, 2022 to $16.0 million for the nine months ended September 30, 2023. Unit sales increased by 108,198 units, or 151%, from 71,442 units for the nine months ended September 30, 2022, to 179,640 units for the nine months ended September 30, 2023. The decrease in the percentage of growth between dollars and units pertains to increased price discounts offered to the non-retail sales channel. Revenue, net consists of sales of Twirla and reflects the shipment of Twirla to specialty distributors, net of estimates for applicable variable consideration, which consist primarily of wholesale distribution fees, prompt pay and other discounts, rebates, chargebacks, product returns, and co-pay assistance programs.

Cost of product revenues. Cost of product revenues increased by $1.6 million or 31% from $5.2 million for the nine months ended September 30, 2022 to $6.8 million for the nine months ended September 30, 2023, and consists of direct and indirect costs related to the manufacturing of Twirla sold, including third-party manufacturing costs, packaging services, freight, and allocations of overhead costs that are primarily fixed such as salaries, benefits, and insurance.

Research and development expenses. Research and development expenses decreased by $0.7 million or 25% from $2.9 million for the nine months ended September 30, 2022 to $2.2 million for the nine months ended September 30, 2023. This decrease in research and development expenses was primarily due to a decrease in clinical development expenses of $0.8 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This decrease reflects a reduction in spending related to our pipeline evaluation and development.

Selling and marketing expenses. Selling and marketing expenses decreased by $9.5 million, or 40%, from $23.5 million for the nine months ended September 30, 2022 to $14.0 million for the nine months ended September 30, 2023. This decrease in selling and marketing expenses is due to reduced spending on marketing initiatives and the optimization of our contract sales force.

General and administrative expenses.  General and administrative expenses decreased by $1.0 million, or 10%, from $9.8 million for the nine months ended September 30, 2022 to $8.8 million for the nine months ended September 30, 2023. This decrease in general and administrative expense was primarily due to lower personnel-related costs due to lower headcount.

Loss on disposition of assets. In accordance with ASC 610-20, we recognized an $11.1 million, one-time, non-cash charge during the nine months ended September 30, 2022, which represented the loss on the transfer of fixed assets to Corium in connection with the amended Corium Agreement. There was no comparable expense during the nine months ended September 30, 2023.

Interest income.  Interest income comprises interest earned on cash and cash equivalents.

Interest expense.  Interest expense is attributable to our term loan with Perceptive and includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense decreased by $1.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to the reduction in the principal amount outstanding on the loan.

Unrealized gain on warrant liability. Unrealized gain on warrant liability reflects the non-cash changes in the estimated fair value of the warrant liability.

Benefit from income taxes. Benefit from income taxes represents $4.7 million received under the State of New Jersey’s Technology Business Tax Certificate Transfer Program sponsored by The New Jersey Economic Development Authority during the nine months ended September 30, 2022.

Liquidity and Capital Resources

At September 30, 2023, we had cash and cash equivalents totaling $2.9 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	(In thousands)
	2023	2022

Net cash used in operating activities	$(9,748)	$(34,388)
Net cash used in investing activities	—	(133)
Net cash provided by financing activities	7,375	21,523
Net decrease in cash and cash equivalents	$(2,373)	$(12,998)

Operating Activities

Net cash used in operating activities was $9.8 million for the nine months ended September 30, 2023 and consisted primarily of a net loss of $9.3 million offset by a $6.9 million unrealized gain on warrants, non-cash stock-based compensation expense of $1.4 million, $1.1 million of other non-cash charges, primarily interest expense, and $3.9 million of positive working capital changes, primarily an increase in accounts payable and accrued expenses and a decrease in deposits. Net cash used in operating activities was $34.4 million for the nine months ended September 30, 2022 and consisted primarily of a net loss of $43.6 million and negative working capital changes of $7.0 million, offset by non-cash stock-based compensation expense of $2.0 million, depreciation expense of $1.3 million, a $11.1 million non-cash loss on the disposition of fixed assets, and $1.8 million of other charges, primarily interest expense.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was zero. Net cash used in investing activities for the nine months ended September 30, 2022 was $0.1 million and consisted of acquisitions of equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $7.4 million, which consists of net proceeds of $6.5 million from a public offering of common stock and prefunded warrants, $1.7 million from the sale of 207,882 shares of our common stock through an at-the-market, or ATM, sales program partially offset by $0.7 million of principal payments on our debt. Net cash provided by financing activities for the nine months ended September 30, 2022 was $21.5 million, which consisted of net proceeds of $4.1 million from the sale of preferred stock in a registered offering, $22.0 million from the sale of 533,333 shares of common stock in a public offering and proceeds of $12.6 million from the sale of 174,263 shares of our common stock through an at-the-market, or ATM sales program, partially offset by a principal payment of short-term debt of $17.0 million.

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

On April 25, 2022, we entered into a Letter Agreement with the Purchaser, pursuant to which the Purchasers consented to us entering into and effecting an ATM offering facility. Pursuant to the Letter Agreement, we issued to the Purchaser the New Warrant, on the same terms and conditions as the Series A Warrants, provided that such New Warrant shall be exercisable into 4,243 warrant shares, subject to adjustment thereunder. The Series A Warrants have an exercise price of $520.00 per share, will become exercisable six months after the date of the Letter Agreement, and will expire 5 years following the initial exercise date.

On April 27, 2022, we entered into the April 2022 ATM Agreement under which we are authorized to sell up to an aggregate of $12.8 million in gross proceeds through the sale of shares of common stock from time to time in the April 2022 ATM. We agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement. Through September 30, 2022, we issued and sold a total of 173,750 shares of common stock under the April 2022 ATM Agreement, representing the entire capacity of the April 2022 ATM, resulting in net proceeds of approximately $12.2 million. On August 22, 2022, we increased the April 2022 ATM (“August 2022 ATM”). As increased, we were eligible to offer and sell, from time to time through the Sales Agent, shares of our common stock having an aggregate offering price of up to $75.0 million. During the year ended December 31, 2022, we issued and sold 78,852 shares of common stock under the August 2022 ATM resulting in net proceeds to us of approximately $0.9 million. During the nine months ended September 30, 2023, we issued and sold 207,883 shares resulting in net proceeds of approximately $1.7 million. On April 12, 2023, we filed a prospectus supplement to our registration statement on Form S-3 for the August 2022 ATM verifying that we were then eligible to sell up to $4.5 million worth of shares through our ATM.

On July 6, 2022, we completed a best-efforts public offering (the “Offering”) in which we raised net proceeds of $22.0 million through the sale of 382,966 shares of common stock and 150,366 pre-funded warrants (“Series B pre-funded warrants”) to purchase 150,366 shares of common stock. Both the sales of shares of common stock and pre-funded warrants were accompanied by Series A-1 and Series A-2 warrants (together the “Series A warrants”) to purchase shares of common stock. The Series A-1 warrants are exercisable immediately and will expire five years from the date of issuance, and the Series A-2 warrants expired unexercised in August 2023. H.C. Wainwright acted as the exclusive placement agent in connection with the Offering and, as compensation, received a cash fee of 7% of the aggregate proceeds raised in the Offering. We also issued to certain designees of H.C. Wainwright warrants to purchase up to 26,666 shares of commons stock with an exercise price of $56.25 per share.

On May 25, 2023 we completed a best efforts public offering (the “ May 2023 Offering”) in which we raised net proceeds of $6.5 million through the sale of 1,896,286 shares of common stock (or pre-funded warrants in lieu thereof). Both the sales of shares of common stock and pre-funded warrants were accompanied by Series C-1 and Series C-2 warrants (together the “Series C warrants”) to purchase shares of common stock. The Series C-1 warrants are exercisable immediately and will expire five years from the date of issuance, and the Series C-2 warrants are exercisable immediately and will expire eighteen months from the date of issuance. H.C. Wainwright acted as the exclusive placement agent in connection with the Offering and, as compensation, received a cash fee of 7% of the aggregate proceeds raised in the Offering. We also issued to certain designees of H.C. Wainwright warrants to purchase up to 94,814 shares of commons stock with an exercise price of $4.9439 per share (the “Placement Agent Warrants”). The Placement Agent Warrants expire on the fifth anniversary from the date of the commencement of sales in the May 2023 Offering

We believe we may have the potential to access additional capital through the August 2022 ATM, selling additional debt or equity securities or obtaining a line of credit or other loan as required.

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

provided, however, that the parties must confer in good faith regarding possible mutual termination. In the event of such termination, we may still submit purchase orders after the notice of termination is given and until the time any such termination becomes effective. As of September 30, 2023, the minimum amount committed totals $230.1 million.

In April 2020, we entered into a project agreement with inVentiv Commercial Services, LLC, or inVentiv, a Syneos Health Group Company, which we refer to as the Syneos Agreement, under our Master Services Agreement with inVentiv. Pursuant to the Syneos Agreement, inVentiv, through its affiliate Syneos Selling Solutions, will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services with respect to Twirla to us in exchange for an up-front implementation fee and a fixed monthly fee. Effective February 1, 2022, we entered into an amendment to the Syneos Agreement that extended the term until August 23, 2024. At that time, the Syneos Agreement will terminate automatically unless extended upon the mutual written agreement of the parties. We may terminate the Syneos Agreement for any reason upon timely written notice without incurring a termination fee. On September 28, 2023, we entered into the Seventh Amendment to the Syneos Agreement, pursuant to which we will pay Syneos a fixed weekly fee for the performance of Services (as defined in the Syneos Agreement) through August 23, 2024. As of September 30, 2023, the minimum amount committed totals $2.4 million.

Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. The lease for this space commenced in December 2021, and the minimum payments over the remaining 18-month term totals $0.6 million as of September 30, 2023.

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

We had cash and cash equivalents of $2.9 million and $5.2 million at September 30, 2023 and December 31, 2022, respectively, consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates. We do not believe that we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 1% unfavorable change in interest rates would not have a material effect on interest expense for the nine months ended September 30, 2023.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts and agreements. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2023.

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

Changes to Internal Control Over Financial Reporting

Effective August 16, 2023, we appointed a Senior Vice President, Chief Financial Officer and Treasurer of the Company, Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 2, 2023, we received a letter (the “Extension Notice”) from Nasdaq notifying us that we had been granted an additional 180-day period, or until September 25, 2023, to regain compliance with Nasdaq Listing Rule 5550(b)(1). On September 27, 2023, the Company received a notice from the Staff advising the Company that the Staff had determined that the Company did not meet the terms of the extension and that unless the Company requests an appeal, the Staff would proceed with delisting. The Company submitted a hearing request to the Nasdaq Hearings Panel (the “Panel”), on October 4, 2023. The request stayed any delisting action by the Staff at least until the hearing process concludes and any extension granted by the Panel expires.

At the Panel hearing, the Company intends to present a plan to regain compliance with the Stockholders’ Equity Requirement. In the interim, the Company’s common stock will continue to trade on the Nasdaq Capital Market under the symbol “AGRX” at least pending the ultimate conclusion of the hearing process. Additionally, the Panel may review the Company’s plan and grant an additional 180 days from the date of the notice, until March 25, 2024, for the Company to regain compliance with the Rule.

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

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit
Number	Description of Document
10.1*

Employment Agreement, dated August 16, 2023, by and between Agile Therapeutics, Inc. and Scott Coiante (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K/A, file number 001-36464, filed August 22, 2023.)

10.2*	Transition and Separation Agreement, dated August 17, 2023, by and between Agile Therapeutics, Inc. and Jason Butch.

10.3

Seventh Amendment to Project Agreement, dated September 28, 2023, by and between Agile Therapeutics, Inc. and Syneos Health Commercial Services, LLC (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on September 28, 2023.)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity (Deficit), (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.

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

Date: November 9, 2023	Agile Therapeutics, Inc.

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Sr. Vice President and Chief Financial Officer (Principal Financial Officer)