Form 10-K
period 2023-12-31
AGILE THERAPEUTICS INC
filed 2024-03-28
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $4.8 million.

As of March 27, 2024, there were 6,856,229 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Agile Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2023

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth and strategies, including expense reduction strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the attractiveness of our business to potential investors or business partners, our ongoing and planned manufacturing and commercialization of Twirla®, the potential market acceptance and uptake of Twirla®, the development of our other potential product candidates, the strength and breadth of our intellectual property, our ongoing and planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our potential product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, the industry in which we operate and the trends that may affect the industry or us.

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

In addition, with respect to all our forward looking statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our available cash and our ability to obtain additional funding to fund our business plan without delay and to continue as a going concern;
●	our ability to pay our obligations as they come due;
●	we are now listed on the OTC markets, which could affect the liquidity in trading of our common stock and affect our ability to raise capital;
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	our ability to successfully maintain and enhance the commercialization of and increase the uptake for Twirla, our only approved product;
●	the rate and degree of market acceptance of Twirla by physicians, patients, clinics, institutions, third-party payors and others in the healthcare community;

●our ability to obtain adequate coverage and reimbursement for Twirla in the United States from private and public third-party payors;
●	the size and growth of the markets for Twirla and our ability to serve those markets;
●	shortages of key materials in the supply chain implicating the manufacture and distribution of Twirla;
●	regulatory and legislative developments in the United States and foreign countries, which could include, among other things, a government shutdown;
●	the growth in demand for Twirla and our ability to manage the levels of Twirla inventory, which could result in our having to write off inventory and our inability to meet the minimum requirements under our supply agreement with Corium Innovations, Inc. (“Corium”).
●	our ability to timely obtain from our third-party manufacturer, Corium, sufficient quantities or quality of Twirla or other materials required for a clinical trial or other tests and studies;
●	the ability of Corium to produce commercial supply in quantities and quality sufficient to satisfy market demand for Twirla;
●	the performance and financial condition of Corium or any of the suppliers;
●	our ability to design and successfully complete a post-marketing long-term, prospective observational safety study comparing risks for venous thromboembolism, or VTE, and arterial thromboembolism, or ATE, in new users of Twirla to new users of oral combined hormonal contraceptives, or CHCs, and new users of Xulane in U.S. women of reproductive age using CHCs and the outcomes of our discussions with the United States Food and Drug Administration, or FDA, regarding the results of our post-marketing commitment, or PMC, to assess the residual drug content of Twirla after use;
●	our ability to maintain regulatory approval of Twirla and the labeling under any approval we obtain;
●	our ability to obtain and maintain intellectual property protection for Twirla and our product candidates;
●	the success and timing of our clinical trials or other studies, including post-marketing studies for Twirla;
●	development of unexpected safety or efficacy concerns related to Twirla;
●	our ability to continue to develop and maintain successful sales and marketing capabilities, including our ability to maintain an effective sales force or failure to build-out and implement an effective health care compliance program;
●	our ability to retain key employees and recruit the additional personnel we will need to support our commercialization plan for Twirla; and
●	our ability to successfully implement our strategy.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors.” These risks include, but are not limited to, the following:

●	We have incurred operating losses in each year since our inception, and we incurred losses every quarter in 2023. We may continue to incur substantial losses in the future if we are unable to generate positive cash flow from operations. Management has concluded that these factors raise substantial doubt about our ability to continue as a going concern.
●	We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to commercialize Twirla or resume the development of our pipeline;
●	We have never been profitable. Currently, we have only one product available for commercial sale, Twirla, and we may never become profitable;
●	Unstable global market and economic conditions may have serious adverse consequences on our business, financial condition and share price;
●	We are significantly dependent on the commercial success of Twirla, our only approved product. If we are unable to successfully commercialize Twirla, our business, financial condition, revenue, results of operations, and prospects and value of our common stock will be materially adversely affected;
●	It will be difficult for us to profitably sell Twirla if third-party coverage and reimbursement for such product is limited, and reimbursement and healthcare containment initiatives and treatment guidelines may constrain our future revenues;
●	If we are unable to develop and maintain effective marketing and sales capabilities for Twirla or maintain our agreements with third parties to market and sell Twirla, we may be unable to generate product revenues;
●	Twirla could develop unexpected safety, efficacy or quality concerns, which would likely have a material adverse effect on us;
●	Sales of Twirla may be adversely affected by the consolidation among wholesale drug distributors and the growth of large retail drug store chains;
●	Existing and future legislation may increase the difficulty and cost for us to commercialize Twirla and may affect the prices we may obtain;
●	We remain subject to substantial ongoing legal and regulatory requirements related to Twirla, and failure to comply with these requirements could lead to penalties, including withdrawal from the market, suspension, or withdrawal of product approval;
●	We have no manufacturing capacity and anticipate continued reliance on Corium, our third-party manufacturer, for the commercialization of Twirla and development of our potential product candidates, as a sole source provider. We may not have or be able to obtain sufficient quantities of Twirla or our potential product candidates to meet our required supply for commercialization or clinical trials. Alternatively, we may not realize the commercial demand for Twirla necessary to meet our obligations to Corium. Either of these events could materially harm our business;
●	We rely on third parties to conduct aspects of our clinical trials and post marketing studies. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with applicable regulatory requirements, we may not be able to maintain regulatory approval for Twirla or develop our pipeline;

●	We may rely on third parties to perform many essential services for any products that we commercialize, including, but not limited to, services related to government price reporting, customer service, accounts receivable management, cash collection, and pharmacovigilance and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our potential product candidates will be significantly impacted and we may be subject to regulatory sanctions.
●	We may not be able to protect our proprietary technology in the marketplace;
●	We may infringe the intellectual property rights of others, which may prevent or delay our commercialization and product development efforts or increase the costs of commercializing Twirla or our potential product candidates, when and if approved;
●	Any lawsuits relating to infringement of intellectual property rights brought by or against us will be costly and time consuming and may adversely impact the price of our common stock;
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Twirla;
●	We are now listed on the OTC markets, which could affect the liquidity in trading of our common stock and affect our ability to raise capital; and
●	We expect that our stock price may fluctuate significantly.

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

Item 1. Business

Overview

We are a women’s healthcare company dedicated to fulfilling the unmet health needs of today’s women. We are committed to innovating in women’s healthcare where there continues to be unmet needs – not only in contraception – but also in other meaningful women’s health therapeutic areas. We are focused on our advancement as a commercial company and the growth of our first and only product, Twirla, a once-weekly prescriptions combination hormonal contraceptive patch.

Twirla exposes patients to an estrogen dose consistent with commonly prescribed combined hormonal contraceptives, or CHCs, and is lower than the estrogen dose found in other marketed contraceptive patches. We believe there is a market need for a contraceptive patch that is designed to deliver hormonal exposure equivalent to 30 mcg of estrogen and 120 mcg of progestin in a convenient once-weekly dosage form that may support compliance in a noninvasive fashion. Twirla leverages our proprietary transdermal patch technology called Skinfusion®. Skinfusion is designed to allow drug delivery through the skin while promoting patch adhesion and patient comfort and wearability, which may help support compliance.

We are focused on our advancement as a commercial company. Over the course of 2023, we continued to implement our commercialization plan for Twirla, with the goal of establishing a growing position in the hormonal contraceptive market. We believe we can achieve this goal by focusing our growth strategy in the states with the highest Twirla reimbursement potential, which we estimate will allow us to reach approximately 45% of U.S. women between the ages of 18-24. We also believe we can grow Twirla by leveraging our partnerships in the retail and non-retail channels. For example, we believe we can increase uptake of Twirla in the United States by growing our telemedicine presence through new partnerships as well as through our existing partnership with Nurx® and by driving growth in the non-retail channels through our collaboration with Afaxys, which provides us access to some of the largest Planned Parenthood organizations in the country. In addition to growing Twirla, we also plan to continue pursuing opportunities to broaden our portfolio to address areas of unmet medical need in women’s health.

Our Strategy

Our near-term goal is to establish a growing franchise in the multi-billion-dollar U.S. hormonal contraceptive market built on approval of Twirla in the United States. Our resources are currently focused on the commercialization of Twirla. In 2024, we plan to explore additional partnerships that could potentially increase the sales reach for Twirla, supplement growth, and reduce operating expenses. We also expect to continue exploring possible expansion of our business more broadly through business development activities, such as acquiring access to new products through in-licensing, co-promotion or other collaborative and/or strategic arrangements.

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

Twirla

Twirla is our first and only approved product. Twirla received FDA approval on February 14, 2020, as a method of contraception for use in women of reproductive potential with a body mass index (“BMI”) < 30 kg/m2 for whom a combined hormonal contraceptive is appropriate, and was launched in December 2020. Based on the reduced efficacy seen with increasing BMI in a Phase 3 clinical trial, Twirla’s limitation of use instructs healthcare providers to consider Twirla’s reduced effectiveness in women with a BMI ≥ 25 to <30 kg/m2 before prescribing. Twirla is contraindicated in women with a BMI ≥ 30 kg/m2 because, compared to women with a lower BMI, women in this group had reduced effectiveness and may have a higher risk for VTEs. Twirla’s label also includes the class-wide boxed warning, contraindications, and warnings and precautions applicable to all combined hormonal contraceptives, or CHCs.

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

Twirla’s approval is primarily based on safety and efficacy data from the Phase 3 SECURE trial. The SECURE trial was a new approach to clinical trials and was intentionally designed to include broad enrollment criteria and a patient population of women likely to use hormonal contraceptives. In this purposefully inclusive trial, efficacy and safety were evaluated in a diverse study population, one that is more representative of the demographics of women across the US likely to use hormonal contraception.

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

As part of Twirla’s approval, and consistent with requirements for another recently approved CHC, the FDA is requiring us to conduct a long-term prospective, observational post-marketing study, or PMR, comparing the risks for VTE and ATE in new users of Twirla to new users of CHCs. In January 2023, the FDA agreed with our proposal to address this PMR using electronic health records (EHR) and insurance claims from a large database from multiple healthcare systems. The FDA also agreed to extend the study milestones. Under these new milestones, interim safety data reporting to the FDA is due in November 2029, and the final PMR study report is scheduled to be submitted to the FDA in November 2035. As part of Twirla’s approval, we also agreed to an FDA-requested post-marketing commitment, or PMC, study to assess the residual drug content and strength of Twirla in a minimum of 25 women. The PMC study is similar to residual drug studies requested of patch developers in the FDA’s November 2019 draft guidance entitled Transdermal and Topical Delivery Systems—Product Development and Quality Considerations. The PMC study was completed in the fourth quarter of 2021, and the study report was submitted to the FDA in June 2022. The FDA notified us in August 2023 that the PMC requirement was fulfilled. We continue to discuss the results of the PMC study with the FDA.

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

●transdermal patch
●oral contraceptive;
●vaginal ring;
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

The U.S. hormonal contraceptive market is a mature market, with many branded and generic products available. For the past 5 years, sales revenue in the CHC market has been essentially flat at approximately $6 billion per year using gross sales. Total prescription volume, or TRx, declined from 2019 to 2023 by 29.7%, from 72.3 million to 50.8 million; however the number of cycles dispensed (1 cycle = 1 month supply) declined by only 15% over the same time period, as the average TRx size (cycles/TRx) grew from 1.5 to 1.8 over the same time period. Therefore, the value of a TRx has grown significantly over the past 5 years, particularly for branded products, where the average gross revenue per TRx increased from $266 in 2019 to $413 in 2023.

Despite the availability of generic contraceptives for over 30 years, branded products have maintained a significant, though declining, share of CHC sales, with 18% of sales in 2023. In the five years ended December 2023, the average annual price increase among the same branded products was 5.2%. The average price per cycle, referred to as the wholesale acquisition cost, or WAC, for a single 28-day cycle of these branded products was $162.83 in 2019 and rose to $182.10 in December 2023. The branded CHC transdermal patch (Ortho Evra) was discontinued in October 2014 and the branded generic CHC transdermal patches (Xulane and Zafemy) are both currently priced at $122.15 per cycle. Our current WAC price for Twirla is $204.57. The other non-oral form of CHC, the monthly vaginal ring, is currently priced at $162.63 per cycle for the branded version, Nuvaring, and $138.24, $140.52, and $103.82 for generic versions; Annovera®, another monthly vaginal ring, is currently priced at $2,305.28 per unit (each unit is intended for twelve months of use). We cannot predict how the manufacturers of branded or generic products will manage prices going forward.

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

Contraceptive Patch Market Experience

The Ortho Evra® contraceptive patch, or Evra, was introduced in early 2002 and was the first FDA-approved contraceptive patch. The initial approved labeling for Evra indicated that it delivered a daily EE dose of 20 micrograms. Evra had rapid uptake in the hormonal contraceptive market and achieved a 10% share of the CHC market by September 2003. Following FDA approval of Evra, users of Evra began to report thrombotic and thromboembolic events to the FDA. Johnson & Johnson, the manufacturer of Evra, revised the Evra labeling in November 2005 to include information that EE exposure with Evra is 60% higher than that of an oral contraceptive containing EE of 35 micrograms, based on area under the curve, a commonly-used metric for measuring EE exposure in contraceptives. This information was ultimately included in an addition to the boxed warning that was unique to the Evra label. In 2020, the Xulane label was revised to reflect a contraindication in women with a BMI ≥ 30 kg/m2 because of the reduced efficacy and increased potential risk for VTEs in this population. In making this revision, the information about increased estrogen exposure was removed from the boxed warning but remains in the warnings and precautions and pharmacokinetics sections of the label. The Evra market share declined rapidly following the 2005 labeling changes, from a peak share of 11% in 2005, to 4% by the end of 2006, to 1.4% by the end of 2013, where it stabilized, with a 1.5% share of the market based on combined prescriptions for Evra and its generic equivalent (Xulane®) in 2014. In more recent years, the Xulane share of the CHC market TRx has grown, from a 2.4% share in 2019 to a 2.7% share in 2023. Zafemy, a second generic of Ortho Evra launched in 2021, had a market share of 1.0% in 2023.

The FDA has maintained, in spite of the wording in the labeling for Evra, which has been discontinued, and its approved branded generic, that none of the epidemiologic studies provides a definitive answer regarding the relative risk of VTE with Evra compared to combined oral contraceptive use or whether the increased risk that some studies demonstrated is directly attributable to Evra. In spite of the labeling changes, and Johnson & Johnson ceasing promotion of Evra in 2007, the generic equivalent of Evra (Xulane) generated estimated gross sales of $243 million in 2023. On February 26, 2021, Amneal Pharmaceuticals, Inc. announced that it had received approval by the FDA for Zafemy, a generic version of Ortho Evra. Zafemy generated estimated gross sales of $144 million in 2022.

Twirla is the only transdermal contraceptive option currently available to women that delivers a low dose of estrogen. We believe that the rapid uptake and acceptance of Evra upon its introduction and its (and Xulane’s) continued sales over the past several years demonstrate a market opportunity for multiple choices in transdermal contraceptive patches.

Twirla Potential Market Share

Three of our market research studies have included an allocation exercise to estimate the potential uptake of Twirla and peak market share. In all of these studies, ObGyns and nurse practitioners, or NPs, indicated their allocation of contraceptive prescriptions before and after reviewing a product profile like Twirla that reflects the safety and efficacy results from our SECURE clinical trial. In the 2010 study, which was conducted prior to the implementation of the ACA, ObGyns estimated use of a product like Twirla in 17% of their CHC patients. A proprietary calibration model developed by the research firm was applied to the peak share estimate, to adjust for physician overstatement, resulting in an estimated peak market share of 9% of the CHC market. In the study completed in December 2016, ObGyns, NPs, and physicians’ assistants, or PAs, estimated use of Twirla in 22% of their CHC patients, which was also calibrated to adjust for overstatement, resulting in an estimated peak market share of 14% of the CHC market. This estimate was confirmed in our most recent study completed in September of 2019, in which ObGyns and NPs/PAs estimated use of Twirla in 20% of their CHC patients, calibrated to 14% of the CHC market.

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

Twirla Commercialization Strategy

Our top priority is the successful commercialization of Twirla. Promptly after approval by the FDA in February 2020, we began implementation of our plan to market Twirla. Our plan is focused on promoting Twirla in the states with the highest Twirla reimbursement potential, which we estimate will allow us to reach approximately 45% of U.S. women between the ages of 18-24. During 2023 we concentrated our marketing efforts on increasing both patient awareness and access through digital advertising to consumers in our target market and strategic partnering, while at the same time reducing marketing activities during strategic timeframes to conserve cash. We also focused on increasing patient access to Twirla across different channels, including specialty pharmacy as well as through continuing our eVoucher programs at the pharmacy level, growing our relationship with Afaxys GPO, and growing our relationship with Nurx, a leader in female-focused telehealth. In 2024, we intend to continue implementation of our commercial strategy for Twirla with an emphasis on leveraging our strategic partners and expanding market access through multiple business channels, including third-party payor contracts, retail and specialty pharmacies, additional telemedicine presence, and government contracts. We also plan to continue to engage with third-party payors and insurers to seek expanded access and re-imbursement coverage of Twirla.

Twirla Promotion Strategy

We have a limited number of sales and marketing employees and primarily rely on third-party partners with experience in commercializing pharmaceutical products to advance the commercialization of Twirla. Our marketing efforts are primarily focused on ObGyns in the United States, and we plan to continue using a significant number of samples to gain patient trial and acceptance. We believe that we can continue to implement a national promotional strategy with a focused marketing and sales force presence in five key markets – California, New York, Texas, Florida, and Illinois – enabling us to address approximately 46% of our patient and prescriber targets. In areas of the country where it is not efficient to deploy a sales representative or where offices are closed to sales representatives, virtual promotion will be used to reach prescribers. We plan to complement these efforts by expanding the channels we utilize to drive awareness of Twirla and will focus on promotion with key prescribers and customer groups, including consumers and commercial managed care plans.

In 2024, we plan to further leverage cost-effective and focused promotion to reach our target demographic of females ages 18 to 24 years, who tend to engage in online activities to a high degree and are more likely to seek health information online and through social networks, subject to available funding. Marketing tactics aimed at today’s female consumer need to be optimized for mobile technology because smartphones and text messaging are the preferred means of communication. We believe that a consumer promotion plan that uses digital media, social media advertising, video and other mass-market advertising vehicles will generate consumer awareness and demand for Twirla.

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

*For more information on the chance of getting pregnant while using a method or on the risks of a specific product, please check the product label or Trussell, J. (2011). "Contraceptive failure in the United States." Contraception 83(5) 397-404

Our potential competitors include large, well-established pharmaceutical companies, and specialty pharmaceutical sales and marketing companies. The branded products with established market presence include Nuvaring®, marketed by Organon, and Annovera®, marketed in the U.S. by Mayne Pharmaceuticals, the Loestrin® franchise, marketed by Allergan (formerly known as Actavis), consisting of three oral contraceptives, Minastrin® 24, LoLoestrin® and Taytulla®, and Beyaz®, Yaz®, Yasmin® and Natazia® marketed by Bayer. Xulane®, a branded generic to Ortho Evra, generated an estimated $243 million in gross sales for Viatris in 2023. On February 26, 2021, Amneal Pharmaceuticals, Inc. announced that it had received approval by the FDA for Zafemy™, a second generic version of Ortho Evra. Zafemy had estimated gross sales of $144 million in 2023. Additionally, several generics manufacturers currently market and continue to introduce new generic contraceptives, including Sandoz, Glenmark, Lupin, Amneal, Mylan, Aurobindo, and Xiromed. Based on the market experience of other non-oral CHC dosage forms, including Evra and Nuvaring, we believe there is a continuing demand for an innovative transdermal contraceptive patch that can provide convenience in a low-dose transdermal format.

There are several other contraceptive products that are more recently approved and a limited number in development, which we are aware of that may compete with Twirla and our other potential product candidates. Phexxi®, a prescription non-hormonal vaginal gel approved for use as an on-demand contraceptive, was developed by Evofem and launched in August of 2020. Nextstellis®, a combined oral contraceptive containing drosperinone and a new form of estrogen, estetrol (E4), was developed by Mithra Pharmaceuticals and is licensed to Mayne Pharmaceuticals for marketing in the U.S. and Australia. Mayne fielded a women’s health team in the U.S. and launched Nextstellis in June of 2021. The Population Council has a transdermal gel contraceptive and a vaginal ring contraceptive, both containing segesterone acetate (the same progestin contained in Annovera) and ethinyl estradiol in Phase 2 development. Bayer has an IUD containing both LNG and an NSAID (a non-steroidal anti-inflammatory), to reduce pain upon insertion in Phase 2. Bayer also signed a license agreement in January of 2020 with Dare Bioscience for U.S. commercial rights to Ovaprene, a hormone-free monthly contraceptive vaginal ring, which is in Phase 2 development.

We are aware of one other CHC transdermal patch in development in the United States. In October 2021, Mylan Technologies, Inc. started a Phase 3 clinical trial studying the contraceptive efficacy, cycle control, safety and tolerability of a CHC patch containing the same active ingredients as Xulane. The investigational patch contains the same amount of norelgestromin and a lower quantity of EE as Xulane. According to information posted on clinicaltrials.gov, the study is estimated to be completed in January 2025. After that time, the sponsor could submit a new drug application. If approved by the FDA, this transdermal contraceptive patch may directly compete with Twirla.

Manufacturing

We do not own any manufacturing facilities and rely on Corium for all aspects of the manufacturing of Twirla. In October 2022, Corium separated into two companies, Corium, Inc., a neurosciences commercialization company, and Corium Pharma Solutions, Inc., a contract development and manufacturing organization (the “Corium Reorganization”). In June 2023, Corium Pharma Solutions, Inc. changed its name to Corium Innovations, Inc., which we refer to as Corium. We, along with Corium, have made a significant investment in a proprietary process to manufacture Twirla. We believe we have a robust process to reliably manufacture Twirla on a commercial scale. We believe that the technical challenges and know how involved in manufacturing, including proprietary chemistry, production to scale and use of custom equipment, present significant barriers to entry for other pharmaceutical companies who might potentially want to replicate our Skinfusion technology.

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

The Corium Agreement terminates automatically on December 31, 2033, but may be terminated for any reason upon the written mutual agreement of both parties; provided, however, that the parties must confer in good faith regarding possible mutual termination. In the event of such termination, we may still affect purchase orders after the notice of termination is given and until the time any such termination becomes effective. As of December 31, 2023, the minimum amount committed totals $225.0 million for the ten-year period from 2024 through 2033.

Agreement with Syneos Selling Solutions

In April 2020, we entered into a project agreement with inVentiv Commercial Services, LLC, or inVentiv, a Syneos Health Group Company, which we refer to as the Syneos Agreement, under our Master Services Agreement with inVentiv. Pursuant to the Syneos Agreement, inVentiv, through its affiliate Syneos Selling Solutions, will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services and training services with respect to Twirla to us in exchange for an up-front implementation fee and a fixed monthly fee. Effective February 1, 2022, we entered into an amendment to the Syneos Agreement that extended the term until August 23, 2024. At that time, the Syneos Agreement will terminate automatically unless extended upon the mutual written agreement of the parties. We may terminate the Syneos Agreement for any reason upon timely written notice without incurring a termination fee. As of December 31, 2023, the minimum amount committed totals $2.4 million.

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

In the United States, third-party payors include federal health care programs, such as Medicare, Medicaid, TRICARE, and Veterans Health Administration programs, managed care providers, private health insurers and other organizations. Several of the U.S. federal health care programs require that drug manufacturers extend discounts or pay rebates to certain programs in order for their products to be covered and reimbursed. For example, the Medicaid Drug Rebate Program requires pharmaceutical manufacturers of covered outpatient drugs to enter into and have in effect a national rebate agreement with the federal government as a condition for coverage of the manufacturer’s covered outpatient drug(s) by state Medicaid programs. The amount of the rebate for each product is based on a statutory formula and may be subject to an additional discount if certain pricing increases more than inflation. State Medicaid programs and Medicaid managed care plans can seek additional “supplemental” rebates from manufacturers in connection with states’ establishment of preferred drug lists. A further requirement for Medicaid coverage is that the manufacturer enter into a Federal Supply Schedule, or FSS, agreement with the Secretary for Veterans Affairs to extend discounted pricing to the VA, DOD and other agencies.

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

Reimbursement for female contraceptive products was changed by the enactment of the Patient Protection and Affordable Care Act (PPACA), which was signed into law on March 23, 2010, and further updated on March 30, 2010 to become the Affordable Care Act (ACA). On January 20, 2012, U.S. Department of Health and Human Services announced a final rule on health insurance coverage that provided for no cost sharing for FDA-approved contraceptives and contraceptive services for women of reproductive age if prescribed by health care providers, as part of women's preventive health services guidelines adopted by the Health Resources and Services Administration (HRSA) for the ACA. The final rule applied to all new health insurance plans in all states beginning August 1, 2012.

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

On June 3, 2023, President Biden issued an Executive Order directing the Secretaries of Health and Human Services, Labor and Treasury to consider actions, to the greatest extent permitted by law, to ensure coverage of comprehensive contraceptive care including all contraceptives approved, granted, or cleared by the Food and Drug Administration, without cost sharing for enrollees, participants, and beneficiaries.

The Departments published additional guidance on January 22, 2024, outlining a new pathway for plans and issuers to meet existing obligations under federal law by covering, at no cost, a broader range of FDA-approved contraceptive drugs and certain devices. The Departments described how plans may comply with the ACA requirement to cover contraception without cost sharing by covering all FDA-approved drugs and drug-led devices other than those for which there is a covered therapeutic equivalent as identified in the Orange Book. If a therapeutic equivalent exists, a plan may choose to cover only one therapeutically equivalent product, so long as it maintains an acceptable exceptions process in the case that a patient needs a specific product that is considered a therapeutic equivalent.

In conjunction with the release of the new guidance, the Secretary of Health and Human Services sent a letter to health plans and insurers highlighting the issuance of the updated guidance that ensures compliance with the ACA’s requirement to cover contraception without cost-sharing. In his letter he noted, “In addition to this new guidance, and as we have previously made clear, we will continue to call on group health plan sponsors and issuers to remove impermissible barriers and ensure individuals in your plans have access to the contraceptive coverage they need, as required under the law.”

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

FDA Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The FDA has also issued many guidance documents, which outline its interpretation of its governing laws and regulations. Over the last year, FDA has continued to issue new guidances, which are continually evolving, to assist companies navigating regulatory requirements affecting their products.

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
●FDA review and approval of the NDA; and
●Compliance with any post-approval commitments, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA.

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

Clinical Trials

Clinical trials involve the administration of an investigational new drug to human subjects under the supervision of qualified investigators in accordance with cGCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial, and the review and approval of the study by an IRB. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated and a statistical analysis plan. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Sponsors will also be required to provide FDA with diversity plans in order to improve clinical trial representation. In addition, an IRB for each clinical trial site participating in the clinical trial must review and approve the plan for any clinical trial before it commences, and the IRB must continue to oversee the clinical trial while it is being conducted, including any changes.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or subjects with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In Phase 2, the drug typically is administered through controlled studies to a limited subject population with the target disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the drug for specific targeted diseases or conditions and to determine dosage tolerance and optimal dosage. In Phase 3, the drug is administered to an expanded subject population, generally at geographically dispersed clinical trial sites, in two adequate and well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product candidate for approval, to establish the overall risk-benefit profile of the product candidate and to provide adequate information for the labeling of the product candidate. In the case of a 505(b)(2) NDA, which is a marketing application in which sponsors may rely on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, some of the above-described studies and preclinical studies may not be required or may be abbreviated. Bridging studies may be needed, however, to demonstrate the applicability of the studies that were previously conducted by other sponsors to the drug that is the subject of the marketing application. In addition to the above traditional kinds of data required for the approval of an NDA, the 21st Century Cures Act and other statutes provides for FDA acceptance of additional kinds of data such as patient experience data, real world evidence for already approved products, and, for appropriate indications sought through supplemental marketing applications, data summaries.

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

The manufacture of investigational drugs for the conduct of human clinical trials is subject to FDA product manufacturing requirements. Investigational drugs and active pharmaceutical ingredients imported into the United States are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDCA. Noncompliance with the applicable manufacturing requirements may also require costly corrective and preventative actions.

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

Even if the FDA approves a product candidate, it may limit the approved indications for use of the product candidate and require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning. The FDA also may not approve the inclusion of labeling claims necessary for successful marketing. Moreover, the FDA may require that post-approval studies, including Phase 4 clinical trials, and trials to ensure that population representative data is collected, be conducted to further assess certain aspects of a drug’s safety and efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms. For example, the FDA may require a REMS as a condition of approval or following approval to mitigate any identified or suspected serious risks and ensure safe use of the drug. The REMS plan could include a medication guide, a physician communication plan, an assessment plan, and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. A REMS could materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements, submission of a supplemental application, and FDA review and approval. Further, should new safety information arise, additional testing, product labeling or FDA notification may be required. The FDA may also request – rather than require – change to a product’s labeling based upon new information not implicating safety that arises after approval.

Hatch-Waxman Act

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy, but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of an approved drug product through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA. In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codifies FDA’s existing practices into the FDCA. Listing patents in the Orange Book that do not qualify for listing can be considered to be anticompetitive conduct and, in 2023, the Federal Trade Commission sent letters to a number of companies with respect to certain patents that agency asserted were improperly listed or inaccurate.

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

Recently, Congress, the executive branch, and FDA have taken certain measures to increase drug competition and thus, decrease drug prices. By example, measures have been proposed and implemented to facilitate drug importation, and Florida recently had its plan to import drugs from Canada approved by FDA. Moreover, the 2020 Further Consolidated Appropriations Act also required sponsors of NDA approved products to provide sufficient quantities of drug product on commercially reasonable market-based terms to entities developing generic and similar drug products. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorneys’ fees and costs of the civil action. This bill also included provisions on shared and individual REMS for generic drug products.

Combination Drug/Device Regulation

Twirla and our potential product candidates are considered to be drug-device combination products by the FDA. While our potential product candidates, as a whole, are subject to the NDA approval process, drug-device combination products require compliance with additional FDA regulations. For instance, drug-device combination products must comply with the drug cGMPs, as well as some of the device GMPs, as set forth in the FDA’s Quality System Regulations, or QSRs. In January 2022, FDA issued its final guidance on premarket approval pathways for combination products to help facilitate development of safe and effective combination products. Specifically, in the guidance, FDA defines combination products and discusses how center assignments are determined; discusses the interaction between FDA and sponsors; and includes recommendations for discerning the appropriate premarket pathway for a combination product. These dual requirements for combination products will require additional effort, FDA reporting, and monetary expenditure to ensure that Twirla and our potential product candidates comply with all applicable regulatory requirements.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies and third parties engaged on their behalf to promote their drug products are prohibited from marketing or promoting their drug products for uses outside the approved label, a practice known as off-label promotion. Companies that market drug products must also provide adequate balancing information on a product’s risk in its advertising and promotional pieces. Communications about drug products is an evolving space. In 2023, FDA issued a final rule and a guidance on risk and efficacy disclosures in direct-to-consumer advertising, and a guidance on communication of off-label scientific information about approved products. The FDA and other agencies enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including criminal fines and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, debarment and refusal of government contracts.

In addition, the distribution of prescription pharmaceutical samples is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drug samples at the federal level and reporting regarding drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Moreover, the Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, are required to label drug product with a product identifier and are required to keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers is also required to be done electronically and will be required to allow interoperable electronic product tracing at the package level by November 2023, though FDA does not intend to take action to enforce requirements for the interoperable, electronic, package level product tracing until November 27, 2024. Manufacturers must also verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this legislation, manufacturers have drug product verification responsibilities, as well as investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Other persons and entities within the drug supply chain are also subject to Drug Quality and Security Act requirements.

FDA’s requirements with respect to drug manufacturing, marketing and distribution are continually evolving. FDA and Congress may pass new laws, regulations, and policies, as was done in March 2020 with the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The CARES Act included various provisions regarding FDA drug shortage reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. As part of the CARES Act implementation, the FDA issued a guidance on the reporting of the volume of drugs produced, which reporting will require additional administrative efforts by drug manufacturers. This and any future changes in law may require that we change our internal processes and procedures to ensure continued compliance.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any healthcare item or service, for which payment may be made in whole or in part under federally financed healthcare programs such as Medicare and Medicaid. The term “remuneration” has been interpreted broadly to include anything of value. Additionally, the intent standard under the Anti-Kickback Statute and criminal healthcare fraud statutes was amended by the Affordable Care Act, or ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce or reward referrals or federal healthcare program business, including purchases of products paid by federal healthcare programs, the statute has been violated. In addition, the ACA established that a claim for reimbursement involving items or services resulting from a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for reimbursement submitted to a federal healthcare program for payment of items or services resulting from such a violation constitutes a per se false or fraudulent claim for purposes of the federal civil False Claims Act. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers, among others, on the other. The Beneficiary Inducement Civil Monetary Penalties Law imposes similar restrictions on interactions between pharmaceutical manufacturers and federal healthcare program beneficiaries. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. Practices that involve remuneration that may be alleged to be intended to induce or reward prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. On December 2, 2020, the U.S. Department of Health and Human Services (HHS) Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute regulatory safe harbors. OIG promulgated two additional safe harbor regulations relative to pharmaceutical manufacturers under the final rule, the first of which excluded from the definition of “remuneration” limited categories of manufacturer rebates or other price reductions to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of-sale reductions in price. The second safe harbor regulation excludes from the definition of “remuneration” PBM service fees paid by a manufacturer to a PBM. In addition, OIG revised the discount safe harbor regulation to exclude from the definition of “discount” a reduction in price by a manufacturer to plan sponsors under Medicare Part D, either directly to the plan sponsor or indirectly through a pharmacy benefit manager. The effective date of the two new safe harbors and the revision to the discount safe harbor was delayed by court order until January 1, 2023. Recent legislation further delayed implementation of the new safe harbors and the revision to the discount safe harbor until January 1, 2032. The final rule also added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others.

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

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government; knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government; or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Claims under the federal civil False Claims Act may be initiated by whistleblowers, who receive substantial financial incentives to come forward, through qui tam actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the whistleblower will share in the proceeds from any damages, penalties or settlement funds. If the government declines to intervene, the whistleblower may pursue the case alone. The civil False Claims Act provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into tens and even hundreds of millions of dollars. For these reasons, False Claims Act lawsuits against pharmaceutical manufacturers have increased significantly in volume and breadth in recent years, leading to several substantial civil and criminal settlements, including for as much as $3.0 billion regarding certain sales practices and promoting off label uses. Intent to deceive and actual knowledge of falsity is not necessary to establish civil liability, which may be predicated on reckless disregard for or deliberate ignorance of the truth or falsity of the information provided. The federal government continues to use the False Claims Act, and the accompanying threat of significant liability, in investigations against pharmaceutical and health care companies. The False Claims Act has been used to assert liability on the basis of kickbacks and other improper relationships with referral sources, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper promotional activities, including off-label promotion of uses not expressly approved by the FDA in a drug’s label, cGMP violations, and allegations as to misrepresentations with respect to products, contract requirements, and services rendered. In addition, private payors have been filing follow-on lawsuits alleging fraudulent misrepresentation and other claims, although establishing liability and damages in these cases is more difficult than under the False Claims Act. The federal criminal False Claims Act imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false fictitious or fraudulent. Conviction or civil judgment for violation of the False Claims Act can also result in debarment from federal government procurement and non-procurement programs and exclusion from participation in federal healthcare programs. The majority of states also have statutes or regulations similar to the federal False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs. Additionally, the civil monetary penalties statute, among other things, imposes fines against any person who is determined to have presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent.

The ACA authorized the imposition of civil monetary penalties on manufactures participating in the 340B program for failure to charge the statutory ceiling price and required HHS to promulgate regulations establishing the standards for implementing this Civil Monetary Penalty, or CMP, authority. The Centers for Medicare and Medicaid Services’, or CMS, final CMP rule went into effect January 1, 2019.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third party payors; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully obstructing a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, that apply regardless of the payor.

In addition, we may be subject to healthcare data privacy and security regulations promulgated by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, (“HITECH Act”), and their respective implementing regulations, impose certain requirements on covered entities relating to the privacy, security, and transmission of certain individually identifiable health information known as protected health information. The HIPAA privacy regulations impose certain requirements with respect to the disclosure of protected health information for research purposes, such as clinical trials. Among other things, the HITECH Act, and its implementing regulations, made HIPAA’s security standards and certain privacy standards directly applicable to business associates, defined as persons or organizations, other than members of a covered entity’s workforce, that create, receive, maintain or transmit protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. The HITECH Act also strengthened the civil and criminal sanctions that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Other federal and state laws, such as the California Consumer Privacy Act and Washington’s My Health My Data Act, may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts.

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

We, and third parties acting on our behalf, receive, collect, access, generate, store, disclose, share, make accessible, protect, secure, transmit, transfer, dispose of, use, store and otherwise process (collectively, “Process” or “Processing”) personal, confidential and proprietary information. The information technology networks and systems owned, operated, controlled or used by us or our service providers to Process information, including personal and other sensitive information, and to perform other business operations may be vulnerable to damage, disruptions or shutdowns, software or hardware vulnerabilities, data breaches, ransomware attacks, security incidents, supply-side attacks, failures during the process of upgrading or replacing software, databases or components, power outages, natural disasters, hardware failures, attacks by computer hackers, telecommunication failures, user errors, user malfeasance, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, denial-of-service attacks and other real or perceived cyberattacks or catastrophic events. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data, or unauthorized access to or disclosure of personal information or other sensitive information. Cyberattacks could also result in the theft of, or unauthorized access to or use or disclosure of, our intellectual property. We utilize security tools and controls, and we rely on our service providers to use sufficient security measures, including encryption and authentication technology, in an effort to protect personal and other sensitive information. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability, or the failure or inability of our vendors, to adequately protect personal information and there can be no assurance that we or our vendors will not suffer a data compromise, that hackers or other unauthorized parties will not gain access to personal information or other data, or that any such data compromise or unauthorized access will be discovered in a timely fashion.

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

Coverage and Reimbursement Generally

The commercial success of Twirla and our other potential product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors provide coverage for and establish adequate coverage of and reimbursement levels for our potential product candidates. Government authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services. In the United States, the E.U. and other potentially significant markets for our potential product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the E.U. will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of Twirla and our potential product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance organizations, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers and other third-party payors.

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

Healthcare Reform

Legislative proposals to reform healthcare or reduce costs under government healthcare programs may result in lower reimbursement for Twirla and our potential product candidates or exclusion of Twirla and our potential product candidates from coverage. There have been a number of legislative and regulatory changes to the healthcare system that could affect our ability to profitably sell Twirla and our potential product candidates, if approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

Specifically, there have been recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, penalize companies that do not agree to cap prices paid for certain drugs, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. For example, in 2016, CMS issued a final rule regarding the Medicaid drug rebate program, which among other things, revises the manner in which the “average manufacturer price” or AMP is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. More recently, Congress amended the Medicaid statute, effective October 1, 2019, to exclude prices paid by secondary manufacturers for an authorized generic drug from the NDA holder’s AMP for the brand, thereby increasing the rebate amount and the 340B price for the brand. This was implemented by CMS in a final rule issued December 31, 2021. The rule also expanded the definition of products identified as “line extensions” and, in certain circumstances, required inclusion of patient copay assistance in Medicaid best price (effective January 1, 2023), thereby potentially increasing Medicaid rebates paid by manufacturers for such drugs. 340B program guidance regulations on civil monetary penalties for statutory violations, which had been finalized in early 2017 but deferred, also recently went into effect. On November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs would be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organisation for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. This rule now has been rescinded, but similar programs have been described in recent legislative proposals. While we do not currently have any products available through Medicare, these and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.

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

In addition, in August 2011, President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2031 (with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, due to the COVID-19 pandemic) unless additional congressional action is taken. While we do not currently have any products available through Medicare, these and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for our potential product candidates if they are approved.

Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The effective date for these changes was delayed by court order until January 1, 2023. Recent legislation further delayed implementation until January 1, 2032. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $2.2 million, $3.3 million and $6.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

In 2024, we expect to continue to incur research and development expenses as we prepare to conduct our post marketing obligations to the FDA.

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

Three U.S. patents are listed in the FDA’s Orange Book. Five other previously listed U.S. patents have now expired. Of those expired U.S. Patents, foreign counterparts have been granted and remain in force in China, Hong Kong, India, Israel and Mexico. Those patents are directed to the dried final product formulation used in Twirla and to methods of administration.

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

We have patent applications pending in the United States directed to novel formulations and methods designed to improve efficacy and modulate side effects of administration, as well as to provide personalized dosing based on body weight or BMI. Counterparts of these patent applications are pending or granted in certain foreign jurisdictions. We also have a pending United States patent application directed to packaging for transdermal systems containing certain skin permeation enhancers.

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

Employees

As of December 31, 2023, we had 19 full time employees, including three in research and development and sixteen in selling, general and administrative roles. On August 16, 2023, Scott M. Coiante became our Senior Vice President, Chief Financial Officer (“CFO”). In connection with his appointment as CFO, Mr. Coiante entered into an employment agreement that outlined his initial annual base salary and his eligibility to participate in the Company’s benefit and compensation plans, including the Company’s annual bonus plan and the 2023 Equity Incentive Compensation Plan. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

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

Since the aggregate market value of our voting stock held by non-affiliates was less than $250 million on June 30, 2023, we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. As a “smaller reporting company” with less than $100 million in annual revenues we are a non-accelerated filer under the rules of the SEC, and an auditor attestation report over Internal Controls over Financial Reporting does not need to be included in the 2023 Form 10-K.

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

Risks Related to Our Financial Position and Need for Capital

We have incurred operating losses in each year since our inception and we incurred losses every quarter in 2023. We may continue to incur substantial losses in the future if we are unable to generate positive cash flow from operations. Management has concluded that these factors raise substantial doubt about our ability to continue as a going concern.

We have incurred losses in each year since our inception in December 1997. Our net loss was $14.5 million, $25.4 million and $71.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $423.2 million. Our cash and cash equivalents will not be sufficient to fund our current and planned operations through the 12 months following the date on which this Annual Report on Form 10-K is filed, which raises substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future.

Specialty pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur expenses without corresponding revenues until we are able to sell Twirla in significant quantities, which may not happen. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We will require additional capital to fund our operating needs beyond April 2024, including among other items, the commercialization of Twirla and advancing the development of our other potential product candidates. We may not be able to obtain sufficient additional funding to continue our operations at planned levels and be forced to reduce, or even terminate, our operations. To date, we have financed our operations primarily through sales of common stock, convertible preferred stock and convertible promissory notes and to a lesser extent, through term loans and government grants.

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

Our operations have consumed substantial amounts of cash since our inception. From our inception to December 31, 2023, we have cumulative net cash flows used by operating activities of $385.3 million. We will need to obtain additional capital to fund our future operations, including the commercialization of Twirla. We will need to obtain additional financing to resume development of our pipeline. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

Our future funding requirements will depend on many factors, including, but not limited to:

●	Our ability to successfully commercialize Twirla;
●	Our ability to have commercial product successfully manufactured in compliance with FDA regulations;
●	Amount of sales and other revenues from Twirla, including the selling prices and the availability of adequate third-party coverage and reimbursement;
●	Our ability to control our operating expenses and inventory levels in relation to the revenue growth of Twirla;
●	Our ability to meet our minimum purchase requirements under our supply agreement with Corium, our third-party manufacturer;
●	Sales and marketing costs associated with commercializing Twirla, including the cost and timing of expanding our marketing and sales capabilities and infrastructure;
●	Time and cost necessary to obtain regulatory approvals for our other potential product candidates that may be required by regulatory authorities;
●	Progress, timing, scope and costs of our clinical trials and studies, including the ability to timely meet our PMR milestones;
●	Terms and timing of any potential future collaborations, licensing or other arrangements that we may establish;

●	Cash requirements of any future acquisitions or pipeline development;
●	Time and cost necessary to respond to technological and market developments;
●	Costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	Costs associated with any potential business or product acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish;
●	Costs associated with the commercial manufacturing process for Twirla and/or the establishment of a backup supplier; and
●	Costs associated with the hiring of new employees and maintaining our contract sales force.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including with respect to global supply chain and energy concerns. Any such volatility may have adverse consequences for us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

Secondly, if Twirla does not gain an adequate level of acceptance among prescribers, patients and third-party payors, we may not generate significant product revenues or become profitable. Market acceptance of Twirla by prescribers, patients and third-party payors and our resulting ability to commercialize Twirla will depend on a number of factors, some of which are beyond our control, including:

●	Availability of adequate coverage or reimbursement of Twirla by third parties, such as insurance companies and other payors, and by government healthcare programs, including Medicare, Medicaid and state health insurance exchanges;
●	Our limited resources, personal promotion in limited markets and reliance on non-personal promotion in many markets;
●	Efficacy, safety and other potential advantages of Twirla in relation to alternative treatments;
●	Relative convenience, acceptability of use, and ease of administration of Twirla;
●	Prevalence and severity of adverse events associated with Twirla;
●	Willingness of prescribers to prescribe a contraceptive patch based on the labeling and prior safety experience with the generic contraceptive patch already on the market. For more information regarding the prior safety and market experience with the prior patch see Part 1, Item 1, Contraceptive Patch Market Experience;
●	Openness among Planned Parenthood and other non-retail healthcare providers to make Twirla available to the patients they serve;
●	Cost of Twirla in relation to alternative treatments, including generic products;
●	Access to the prescriber universe, particularly obstetrics and gynecology physicians, and pharmacists (in states where they are permitted to prescribe) could be limited, decreasing our ability to promote Twirla efficiently;
●	Our reliance on data from external, unverifiable sources of data and market research to estimate the size of the CHC market, the potential market opportunity for Twirla, and to identify healthcare providers most likely to prescribe Twirla;
●	Extent and strength of our third-party manufacturer and supplier support and ability to meet our market demand;
●	Extent and strength of our marketing and distribution support; and
●	Dose, limitations, warnings, or contraindications contained in Twirla’s FDA approved labeling, including safety warnings and precautions, contraindications and limitations on the use of Twirla for women based on BMI, and any potential revisions thereto.

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

The network through which we will sell Twirla and our potential product candidates, if and when approved, has undergone significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drugstore chains. As a result, a small number of large distributors control a significant share of the market. In 2021, three companies generated about 95% of all revenues from drug distribution in the United States, and the top five chain pharmacy companies owned about 54% of all retail pharmacy outlets. Consolidation of drug wholesalers and retailers, as well as any increased pricing pressure that those entities face from their customers, including the U.S. government, may increase pricing pressure and place other competitive pressures on drug manufacturers, including us.

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

Twirla is subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, import, export, safety surveillance, advertising, marketing promotion, recordkeeping, reporting of adverse events and other post-market information, and further development, including ongoing requirements for costly post-marketing studies, including Phase 4 studies or post-market surveillance. For more information about the planned Phase 4 studies for Twirla, see Part 1, Item 1, Twirla. The results generated in these post-approval clinical trials and studies could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. Failure to comply with post-market study requirements can also result in different enforcement actions.

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

Although we have manufacturing agreements with Corium for the commercial supply of Twirla, Corium and several of its suppliers of raw materials will likely be single source providers to us for a significant period of time. In particular, Corium manufactures Twirla using EE and LNG and components that it purchases from third parties, most of which are single source suppliers of the applicable material. We do not have any control over the process or timing of the acquisition of these raw materials by Corium or over whether any of these single-source supplies decide to suspend or cease production of raw materials. Corium’s failure to timely obtain, or a disruption in the supply of, these raw materials could lead to an inability to adequately supply the commercial market with finished product of Twirla and in turn adversely affect our business.

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

We currently rely and plan to continue to rely on CROs and clinical trial sites for most aspects of our post-marketing study and any other clinical trials of our potential product candidates, such as trial conduct, data management, statistical analysis and electronic compilation of our FDA submission. We may enter into agreements with additional CROs and clinical trial sites to obtain additional resources and expertise in an attempt to accelerate our progress with regard to new or ongoing clinical and preclinical programs, which involves substantial cost and requires extensive management time and focus. Delays may occur, which may materially impact our ability to meet our desired post-marketing and clinical development timelines and ultimately have a material adverse impact on the commercialization of Twirla, our ability to maintain our marketing authorization for Twirla, our operating results, financial condition or future prospects. For example, we have engaged the services of a CRO to design, conduct, and complete the PMR database study, which will require substantial time and resources. If the CRO cannot obtain the necessary sample for the database and complete the study in a timely manner, we may be unable to meet study milestones and may fail to complete the study required by the FDA and subsequently may lose our marketing authorization for Twirla or be subject to other enforcement actions, and be forced to suspend commercial activities regarding the product.

As CROs and clinical investigators are not our employees, we cannot control whether or not they devote sufficient time and resources to our clinical trials for which they are engaged to perform, and whether they comply with the applicable regulatory requirements, including requirements related to the conduct of the study, subject informed consent, and IRB approval. If the CROs or clinical trial sites we engage do not successfully carry out their contractual duties or obligations, conduct the clinical trials in accordance with all regulatory requirements and the applicable protocols, or meet expected deadlines, or if they need to be replaced, or the quality or accuracy of the data they provide is compromised due to a failure to adhere to regulatory requirements or for other reasons, then our development programs may be extended, delayed or terminated, we may not be able to obtain marketing approval for or successfully commercialize our potential product candidates, or we may not be able to meet our post-market study requirements. Failure to comply with clinical trial regulatory requirements may further subject us to enforcement actions. As a result, our financial results and the commercial prospects for Twirla or our potential product candidates could be harmed, and our costs could increase.

We may rely on third parties to perform many essential services for any products that we commercialize, including, but not limited to, services related to government price reporting, customer service, accounts receivable management, cash collection, and pharmacovigilance and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our potential product candidates will be significantly impacted and we may be subject to regulatory sanctions.

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

Third parties may assert that we are employing their proprietary technology without authorization and may sue us for patent or other intellectual property infringement or misappropriation. Third parties could similarly claim that our employees, consultants, or contractors have misappropriated their intellectual property, including know-how or trade secrets of a third party, in violation of nondisclosure agreements or noncompete agreements in place with the third party. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and scientific personnel. If we are sued for patent infringement, we would need to demonstrate that our product, potential product candidates or methods either do not infringe the claims of the relevant patent or that the patent claims are invalid or unenforceable, which is difficult and which we may not be able to do, and even if successful will result in substantial costs and time, which could have a material adverse effect on us. Successful third-party claims could block our ability to commercialize Twirla or potential product candidates, if approved, and could result in liability and monetary damages, any of which could materially harm our business.

Any lawsuits relating to infringement of intellectual property rights brought by or against us will be costly and time consuming and may adversely impact the price of our common stock.

We may be required to initiate litigation to enforce or defend our intellectual property rights. These lawsuits can be very time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the pharmaceutical industry generally. Such litigation or proceedings, if we have the time and/or resources to pursue them, could substantially increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Any recovery may not be commercially valuable, and our confidential information and trade secrets may become publicly available during the course of litigation discovery.

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

Business interruptions, including those resulting from systems failures or cyber-attacks, could delay us in the process of developing our potential product candidates and could disrupt our sales.

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

See Part I, Item 1C, Cybersecurity, in this Annual Report on Form 10-K for more information regarding our cybersecurity risk management, strategy, and governance.

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

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax-exempt rate and the value of the company’s stock immediately before the ownership change. We may be unable to offset future taxable income, if any, with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will expire between 2024 and 2037 if we have not used them. Net operating loss carryforwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Code.

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

Risks Related to Ownership of Our Common Stock

We are now listed on the OTC markets, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

On March 22, 2024, we received notice from The Nasdaq Stock Market LLC that the Nasdaq Hearings Panel has determined to delist our common stock. Suspension of trading in our common stock was effective at the open of trading on March 26, 2024. Following the delisting of our common stock from the Nasdaq Capital Market, we will continue to be a reporting company under the Securities Exchange Act of 1934. Our common stock commenced trading on the OTC Markets Group (“OTC”) platform at the open of trading on March 26, 2024 under the symbol “AGRX.”  We have applied for trading on the OTC-QB market.

We have a period of 15 days from the date of the notice letter to submit a written request for a review of the Nasdaq Hearings Panel’s delisting determination by the Nasdaq Listing and Hearing Review Council (the “Listing Council”). We do not plan to appeal the Nasdaq Hearings Panel’s determination and expect that a Form 25-NSE will be filed with the Securities and Exchange Commission (“SEC”), which would remove our common stock from listing and registration on Nasdaq.

Trading of our common stock on the OTC could make it more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting from Nasdaq could also impair our ability to raise capital. Delisting by Nasdaq could negatively impact the Company as it would likely reduce the liquidity and market price of the Company’s common stock, reduce the number of investors willing to hold or acquire the Company’s common stock, negatively impact the Company’s ability to access equity markets and obtain financing, and impair the Company’s ability to provide equity incentives.

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

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and the OTC and the stock prices of pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Raising additional capital may cause dilution to our existing stockholders or restrict our operations.

We will need to seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. The sale of additional equity or convertible debt securities could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing research and development efforts and could be forced to limit funding of our efforts to commercialize Twirla. This could harm our business, operating results and financial condition and cause the price of our common stock to fall.

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

We have never paid monetary dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

We have not paid monetary dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We incorporate assessment of our cybersecurity risk management and strategy into our overall management of enterprise risk. The Company evaluates cybersecurity threat risk areas across its business including, but not limited to, operational risk, fraud, harm to employees or third parties, patient safety and violation of privacy or security-related laws or regulations. The Company has a Compliance Committee that is responsible for overseeing the enterprise risk management process. As part of our efforts to mitigate cybersecurity threats, we have implemented cybersecurity processes, technologies, and controls designed to effectively identify and manage potential material cybersecurity threats.

Assessment, Identification and Risk Management of Cybersecurity Threats

We employ a range of tools and services, including regular network and endpoint monitoring, managed detection and response, system patching, managed security services, server and endpoint scheduled backups, awareness training and testing, periodic vulnerability assessment and penetration testing, to update our ongoing risk management and strategy. Furthermore, we have a cybersecurity assessment process that is conducted regularly with our current information technology (IT) services provider. -We proactively engage with our IT services provider as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. We also have used an additional third-party services provider to perform internal and external penetration testing and social engineering employee challenge testing.

Governance and Oversight of Cybersecurity Threats

Our information security program is managed by our Chief Corporate Planning and Supply Chain Officer (CCPO), who has more than ten years’ experience managing IT services for Agile and possesses the required subject matter expertise, skills, and experience expected of an individual assigned to these duties. Our information security team, which includes the CCPO as well as additional professionals from our IT services provider, is responsible for leading enterprise-wide cybersecurity threat strategy, policy, standards, and processes. Our CCPO provides regular updates to our Chief Executive Officer and other members of management regarding cybersecurity threats and participates in the quarterly Compliance Committee meetings.

The Audit Committee is responsible for oversight of the Company’s cybersecurity risk exposure. The CCPO provides reports to the Audit Committee and Board at least annually, which include updates on the Company’s cybersecurity risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging cybersecurity threat landscape.

Incident Response and Reporting

The Company has a cybersecurity policy that governs the corporate response to and communication of security incidents affecting the Company’s information technology system and stresses the need for fast response times and continuous improvement in security measures. The policy requires immediate reporting of any observed security incident to the CCPO, the Company’s third-party IT services provider, Chief Financial Officer, and Chief Executive Officer. The CCPO, working with our IT services provider and any other third parties required, is responsible for taking steps to minimize loss and destruction, identify and correct any weakness that was exploited, restoring IT services and continuing to communicate to senior management and the Board on the event. The CCPO is authorized to employ any third-party service providers as necessary. The policy also requires the conduct of post-incident analyses, reporting on the incident, identification of lessons learned and a close-out report.

Oversight of Third-Party Providers

Prior to doing business with third-party providers or suppliers with access to our network, systems or data or a third party providing cybersecurity support or infrastructure, we assess and evaluate their cybersecurity preparedness. Our assessment of cybersecurity threats associated with our third-party providers is part of our overall cybersecurity risk management framework.

Impact of Cybersecurity Threats on our Business

Although risks from cybersecurity threats did not, to our knowledge, materially affect our business strategy, results of operations, or financial condition for the fiscal year ended December 31, 2023, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Part I, Item 1, Business, in this Annual Report for a discussion of notification obligations and potential liability around data security incidents, including cyberattacks.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock was listed on the Nasdaq Global Market under the symbol “AGRX” from May 23, 2014 through January 2, 2019. From January 3, 2019 to March 25, 2024, our common stock was listed on the Nasdaq Capital Market under the symbol “AGRX”. Beginning on March 26, 2024, our common stock is trading on the “over-the-counter” market operated by the OTC Markets Group under our existing “AGRX” trading symbol. We have applied for trading on the OTC-QB market.

As of March 27, 2024, we had 13 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities. The closing price of our common stock on March 27, 2024 was $0.37.

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

The following graph shows a comparison from December 31, 2018 through December 31, 2023 of the cumulative total return for our common stock, and the Nasdaq Composite Index and The Nasdaq Biotechnology Index. The graph assumes that $100 was invested at the market close on December 31, 2018 in the common stock of Agile Therapeutics, Inc., the Nasdaq Composite Index and The Nasdaq Biotechnology Index and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return

December 31, 2023

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

Financial Overview

Since our inception in 1997 through 2022, we generated minimal revenue and have never been profitable. Through December 31, 2023, we had an accumulated deficit of $423.2 million, and our net loss was $14.5 million, $25.4 million and $71.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. We expect to continue to incur operating losses for the foreseeable future as we commercialize Twirla. We have financed our operations primarily through the public offerings of equity securities, convertible preferred stock, term loans and sale of our New Jersey net operating losses. As of December 31, 2023 and 2022, we had $2.5 million and $5.2 million in cash and cash equivalents, respectively.

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

As we continue to develop as a commercial company, we anticipate that our operating expenses will be primarily focused on commercialization activities for Twirla. We also expect a portion of our operating expenses in the future will be related to research and development as we design and conduct our long-term, prospective observational safety study for Twirla, which is a post marketing requirement from the FDA and evaluate the development of our pipeline. As of December 31, 2023, we have significantly reduced our operating expenses through several measures, including optimizing our sales force, reorganizing our internal operations, reducing our advertising spend, and reorganizing our executive leadership team and general personnel. We are committed to continuing to explore ways to reduce expenses in a manner that allows us to simultaneously focus efforts and available resources on the commercialization, uptake and growth of Twirla. Our ability to reduce our operating loss and begin to generate positive cash flow from operations depends on the continued success in commercializing Twirla and maintaining discipline over our operating expenses. We continue to explore business development opportunities to commercialize a second product, and to do so in a way that we believe would contribute to our ability to reduce our operating losses and reduce our time to achieving positive cash flow from operations.

Going Concern

As of December 31, 2023, we had cash and cash equivalents of $2.5 million. We believe our current cash and cash equivalents will support operations through April 2024.

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

The financial statements as of December 31, 2023 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute our business plan and continue the commercial growth of Twirla. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the years ended December 31, 2023 and 2022, net sales totaled $19.6 million and $10.9 million, respectively, representing the sale of 248,220 units and 114,546 units, respectively. The increase in net sales was driven by increased sales in both the retail and non-retail channels.

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

For the years ended December 31, 2023 and 2022, cost of product revenues totaled $9.0 million and $6.8 million, respectively.

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

Historically, research and development activities were central to our business model and to date, our research and development expenses have been related primarily to the development of Twirla. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis, as the majority of our past and planned expenses have been and will be in support of Twirla. Our research and development expenses have decreased significantly over the past three years.

For the years ended December 31, 2023, 2022 and 2021, our research and development expenses were approximately $2.2 million, $3.3 million and $6.2 million, respectively. The following table summarizes our research and development expenses by functional area.

	Year ended December 31,
	2023	2022	2021

	(In thousands)
Clinical development	$137	$977	$3,394
Regulatory	540	480	282
Personnel related	1,190	1,426	2,115
Manufacturing -- commercialization	—	—	(35)
Stock-based compensation	358	370	490
Total research and development expenses	$2,225	$3,253	$6,246

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

For the years ended December 31, 2023, 2022 and 2021, our selling and marketing expenses totaled approximately $17.8 million, $30.4 million and $43.4 million, respectively. Since the commercial launch of Twirla in the United States, we have utilized a contract sales force. We anticipate that our selling and marketing expenses will continue to be significant as our commercialization efforts continue.

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

For the years ended December 31, 2023, 2022 and 2021, our general and administrative expenses totaled approximately $10.5 million, $11.9 million and $14.7 million, respectively. We anticipate that our general and administrative expenses will stabilize in the future.

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

In accordance with ASC 606, we recognize revenue when our performance obligation is satisfied by transferring control of the product to a customer. Per our contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. Accounts receivable due to us from contracts with our customers are stated separately in the balance sheet, net of various allowances as described in the Accounts Receivable policy in Note 2 to the Financial Statements, “Summary of Significant Accounting Policies.”

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

Certain of our warrants are accounted for in equity, and warrants associated with certain of our financings are accounted for as liabilities. In accordance with ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity, these liabilities are measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations each reporting period. Initial fair value measurements are recorded as liabilities with any excess value over net cash proceeds representing a current period loss, in the event fair value is less than the net cash proceeds, the remaining value is recorded in additional paid-in capital.

See Note 9 to our financial statements for further information regarding the accounting for the warrants we have issued in our various financings.

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

Comparison of Years Ended December 31, 2023 and 2022

	Year Ended
	December 31,
	(In thousands)
	2023	2022	Change

Revenues, net	$19,593	$10,884	$8,709
Cost of product revenues	8,978	6,836	2,142
Gross profit	10,615	4,048	6,567

Operating expenses:
Research and development	$2,225	$3,253	$(1,028)
Selling and marketing	17,769	30,369	(12,600)
General and administrative	10,505	11,860	(1,355)
Loss on disposition of assets	—	11,122	(11,122)
Total operating expenses	30,499	56,604	(26,105)
Loss from operations	$(19,884)	$(52,556)	32,672

Other income (expense)
Interest income	78	80	(2)
Interest expense	(1,419)	(3,131)	1,712
Unrealized gain on warrant liability	6,760	25,520	(18,760)
Total other income, net	5,419	22,469	(17,050)
Loss before benefit from income taxes	(14,465)	(30,087)	15,622
Benefit from income taxes	—	4,675	(4,675)
Net loss	$(14,465)	$(25,412)	$10,947

Revenues. Revenues, net increased by $8.7 million, or 80%, from $10.9 million for the year ended December 31, 2022, to $19.6 million for the year ended December 31, 2023. Unit sales increased by approximately 133,674 units, or 117%, from 114,546 units for the year ended December 31, 2022, to 248,220 units for the year ended December 31, 2023. The decrease percentage in growth between dollars and units pertains to increased price discounts offered to the non-retail sales channel. Revenue, net consists of sales of Twirla and reflects the shipment of Twirla to specialty distributors, net of estimates for applicable variable consideration, which consist primarily of wholesale distribution fees, prompt pay and other discounts, rebates, chargebacks, product returns and co-pay assistance programs.

Cost of product revenues. Costs of product revenues increased by $2.1 million, or 31% from $6.8 million for the year ended December 31, 2022, to $9.0 million for the year ended December 31, 2023. Costs of product revenues consist of direct and indirect costs related to the manufacturing of Twirla sold, including third-party manufacturing costs, packaging services, freight, obsolescence and allocation of overhead costs that are primarily fixed such as depreciation, salaries and benefits, and insurance. Cost of product revenues for the year ended December 31, 2023 included approximately $0.8 million of obsolescence reserves for inventory not expected to be sold prior to its shelf-life date.

Research and development expenses. Research and development expenses decreased by $1.0 million, or 32%, from $3.2 million for the year ended December 31, 2022 to $2.2 million for the year ended December 31, 2023. This decrease in research and development expenses was primarily due to a decrease in clinical development expenses related to a reduction in spending on our pipeline evaluation and development as well as decreased personnel and consulting costs.

Selling and marketing expenses. Selling and marketing expenses decreased by $12.6 million, or 42%, from $30.4 million for the year ended December 31, 2022 to $17.8 million for the year ended December 31, 2023. This decrease in selling and marketing expenses is due to reduced spending on marketing initiatives and the continued optimization of our contract sales force.

General and administrative expenses. General and administrative expenses decreased by $1.4 million, or 11% from $11.9 million for the year ended December 31, 2022 to $10.5 million for the year ended December 31, 2023. This decrease in general and administrative expense was primarily due to decreased personnel costs as a result of lower headcount.

Loss on disposition of assets. In accordance with ASC 610-20, we recognized an $11.1 million one-time, non-cash charge during the year ended December 31, 2022, which represented the loss on the transfer of fixed assets to Corium in connection with the amended Corium agreement (see Note 12 to the financial statements). There was no comparable expense during the year ended December 31, 2023.

Interest income. Interest income comprises interest income earned on cash, cash equivalents and marketable securities.

Interest expense. Interest expense is attributable to our term loan with Perceptive and includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan. Interest expense decreased by $1.7 million, from $3.1 million for the year ended December 31, 2022 to $1.4 million for the year ended December 31, 2023, due to principal payments made throughout 2023.

Unrealized gain on warrant liability. The unrealized gain on warrant liability was $6.8 million and $25.5 million for the years ended December 31, 2023 and 2022, respectively. Unrealized gain is attributable to the subsequent non-cash changes in the estimated fair value of the warrants issued in various public offerings and transactions between October 2021 and December 2023 (see Note 9 to the financial statements).

Net Operating Losses and Tax Carryforwards

As of December 31, 2023, we had approximately $396.5 million of federal and $77.4 million of state net operating loss carryforwards. We also potentially have federal and state research and development tax credits which would offset future taxable income. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, for federal net operating losses generated prior to 2018, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. As of December 31, 2023, all of our net operating losses were fully offset by a valuation allowance.

Liquidity and Capital Resources

At December 31, 2023, we had cash and cash equivalents totaling $2.5 million. We invest our cash equivalents and marketable securities in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Year Ended December 31,

	2023	2022	2021

	(In thousands)
Net cash used in operating activities	$(9,577)	$(35,947)	$(65,202)
Net cash (used in) provided by investing activities	—	(133)	39,460
Net cash provided by financing activities	6,888	22,183	30,422
Net (decrease) increase in cash and cash equivalents	$(2,689)	$(13,897)	$4,680

Operating Activities

Net cash used in operating activities was $9.6 million for the year ended December 31, 2023 and consisted primarily of a net loss of $14.5 million, offset by a $6.8 million unrealized gain on outstanding warrants, non-cash stock-based compensation expense of $1.9 million, $1.4 of other non-cash charges, primarily interest expense and $7.0 of positive working capital changes, primarily an increase in accounts payable and accrued expenses and a decrease in deposits. Net cash used in operating activities was $35.9 million for the year ended December 31, 2022 and consisted primarily of a net loss of $25.4 million, a $25.5 million non-cash gain on the warrant liability and a net increase in working capital items of $2.1 million. These uses of cash were partially offset by non-cash stock-based compensation expense of $2.5 million, an $11.1 million non-cash loss on the disposition of assets, depreciation expense of $1.3 million and $2.2 million of other non-cash charges, primarily interest expense. Net cash used in operating activities was $65.2 million for the year ended December 31, 2021 and consisted primarily of a net loss of $71.1 million, a $3.8 million non-cash gain on the warrant liability and a net increase in working capital items of $2.9 million, largely an increase in inventory of $6.3 million and an increase in prepaid expenses of $1.0 million, offset by an increase in accounts payable and accrued expenses of $5.2 million. These uses of cash were partially offset by non-cash stock-based compensation expense of $3.3 million, a non-cash inventory reserve of $5.3 million, depreciation expense of $2.1 million and $1.8 million of other non-cash charges, primarily interest expense.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was zero. Net cash provided by investing activities for the year ended December 31, 2022 was $0.1 million and represents purchases of property and equipment. Net cash provided by investing activities for the year ended December 31, 2021 was $39.5 million and primarily represents net sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $6.9 million, which consisted of net proceeds of $6.5 million from a public offering of common stock and pre-funded warrants, $1.7 million from the sale of 207,882 shares of our common stock through an at-the-market, or ATM, sales program partially offset by $1.0 million of principal payments on our debt. Net cash provided by financing activities for the year ended December 31, 2022 was $22.2 million, which primarily represents net proceeds of $21.9 million received from the issuance of 533,333 shares of our common stock through a public offering, net proceeds of $4.1 million from the sale of 4,850 shares of preferred stock in a registered direct offering, and net proceeds of $13.5 million from the sale of 253,115 shares of common stock through at-the-market, or ATM sales programs. These proceeds were partially offset by $17.4 million of long-term debt payments. Net cash provided by financing activities for the year ended December 31, 2021 was $30.4 million, which primarily represents net proceeds of $21.1 million received from the issuance of 13,333 shares of our common stock through a public offering and net proceeds of $9.3 million from the sale of 3,458 shares of common stock through at-the-market, or ATM sales programs.

Funding Requirements and Other Liquidity Matters

Shelf Registration Statement, At-The-Market (“ATM”) Offerings and Equity Offerings

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

ATM

On January 10, 2022, we filed a prospectus supplement to a Shelf Registration Statement which was originally filed and declared effective by the SEC in October 2020 registering the January 2022 ATM we entered into for the sale of up to $50.0 million of shares of our common stock. During the year three months ended March 31, 2022, we sold and issued 512 shares of common stock resulting in net proceeds of $0.3 million under the January 2022 ATM. On April 26, 2022, we terminated the January 2022 ATM.

On April 27, 2022, we entered into the April 2022 ATM Agreement under which we are authorized to sell up to an aggregate of $12.8 million in gross proceeds through the sale of shares of common stock from time to time in the April 2022 ATM. We agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement. Through September 30, 2022, we issued and sold a total of 173,750 shares of common stock under the April 2022 ATM Agreement, representing the entire capacity of the April 2022 ATM, resulting in net proceeds of approximately $12.2 million. On August 22, 2022, we increased the April 2022 ATM (“August 2022 ATM”). As increased, we were eligible to offer and sell, from time to time through the Sales Agent, shares of our common stock having an aggregate offering price of up to $75.0 million. During the year ended December 31, 2022, we issued and sold 78,853 shares of common stock under the August 2022 ATM resulting in net proceeds to us of approximately $0.9 million. On April 12, 2023, we filed a prospectus supplement to our registration statement on Form S-3 for the August 2022 ATM verifying that we were then eligible to sell up to $4.5 million worth of shares through our ATM. During the year ended December 31, 2023, we issued and sold 207,883 shares resulting in net proceeds of approximately $1.7 million.

2022 Equity Offerings

On March 13, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single healthcare-focused institutional investor (the “Purchaser”), pursuant to which the Company issued, in a registered direct offering (the “2022 Preferred Stock Offering”), 2,425 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) and 2,425 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) and Series A warrants (the “Series A Warrants”) to purchase up to an aggregate of 12,125 shares of the common stock of the Company (the “Common Stock”) and Series B warrants (the “Series B Warrants”) to purchase up to an aggregate of 12,125 shares of Common Stock. Each share of Series A Preferred Stock and Series B Preferred Stock has a stated value of $1,000 per share and a conversion price of $400.00 per share. The shares of preferred stock issued in the offering are convertible into an aggregate of 12,125 shares of Common Stock. The Series A Warrants have an exercise price of $3.69 per share and became exercisable six months following the date of issuance and will expire 5 years following the initial exercise date. The Series B Warrants have an exercise price of $3.69 per share and became exercisable six months following the date of issuance and will expire one and one-half years following the initial exercise date.  The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties. The 2022 Preferred Stock Offering closed on March 14, 2022 and total net proceeds were approximately $4.3 million.

On April 25, 2022, we entered into a Letter Agreement with the Purchaser, pursuant to which the Purchasers consented to us entering into and effecting an ATM offering facility. Pursuant to the Letter Agreement, we issued to the Purchaser the New Warrant, on the same terms and conditions as the Series A Warrants, provided that such New Warrant shall be exercisable into 4,243 warrant shares, subject to adjustment thereunder. The Series A Warrants have an exercise price of $3.69 per share and became exercisable six months after the date of the Letter Agreement, and will expire 5 years following the initial exercise date.

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

2023 Equity Offering

On May 25, 2023 we completed a best-efforts public offering (the “May 2023 Offering”) in which we raised net proceeds of $6.5 million through the sale of 1,896,286 shares of common stock (or pre-funded warrants in lieu thereof). Both the sales of shares of common stock and pre-funded warrants were accompanied by Series C-1 and Series C-2 warrants (together the “Series C warrants”) to purchase shares of common stock. The Series C-1 warrants are exercisable immediately and will expire five years from the date of issuance, and the Series C-2 warrants are exercisable immediately and will expire eighteen months from the date of issuance. H.C. Wainwright acted as the exclusive placement agent in connection with the Offering and, as compensation, received a cash fee of 7% of the aggregate proceeds raised in the Offering. We also issued to certain designees of H.C. Wainwright warrants to purchase up to 94,814 shares of commons stock with an exercise price of $4.9439 per share (the “Placement Agent Warrants”). The Placement Agent Warrants expire on the fifth anniversary from the date of the commencement of sales in the May 2023 Offering.

February 2024 Warrant Exercise

As previously reported, we issued warrants on July 6, 2022 and May 25, 2023, each of which were amended on December 3, 2023 (collectively the “Warrants”) to a certain investor, collectively representing the right to purchase up to an aggregate of 3,892,572 shares of the common stock, par value $0.0001 per share, of the Company (“Common Stock”), at an exercise price of $3.69 per share. On February 22, 2024, we entered into a warrant exercise agreement (the “Exercise Agreement”) with this certain holder of its Warrants (the “Exercising Holder”) wherein the Exercising Holder agreed to exercise the Warrants for cash, at an exercise price reduced by the Company to $1.25 per share (the “Warrant Exercise”). The gross proceeds from the Warrant Exercise were approximately $4.8 million. In consideration for the Warrant Exercise, we issued new unregistered warrants to purchase shares of Common Stock (the “New Warrants”). The New Warrants are exercisable for an aggregate of up to 7,785,144 shares of Common Stock, at an exercise price of $1.00 per share and will be immediately exercisable upon issuance. 3,992,572 of the New Warrants will have a term of five years from the issuance date and 3,792,572 of the New Warrants will have a term of eighteen months from the issuance date. The exercise price of the New Warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the New Warrants. H.C. Wainwright & Co., LLC acted as placement agent and financial advisor in connection with the transaction and received a cash fee of 7.0% of the gross proceeds resulting from the Warrant Exercise, a management fee of 1.0% of the gross proceeds resulting from the Warrant Exercise and warrants (the “Placement Agent Warrants”) to purchase 194,629 of shares of Common Stock which is equal to 5.0% of the number of Warrants exercised at an exercise price of $1.5625.

We believe we may have the potential to access additional capital through selling additional debt or equity securities or obtaining a line of credit or other loan as required.

We expect to continue to incur significant operating expenses for the foreseeable future in connection with our ongoing activities as we:

•	maintain a sales and marketing infrastructure and contract manufacturing arrangement to support the continued commercialization of Twirla in the United States;
•	continue to commercialize Twirla and seek increased uptake of Twirla in the United States;
•	conduct the post-marketing requirements from the FDA that we are obligated to perform;
•	continue to evaluate additional line extensions for Twirla and initiate development of potential product candidates in addition to Twirla;
•	maintain, leverage and expand our intellectual property portfolio; and
•	maintain operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

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

Going Concern

As of December 31, 2023, we had cash and cash equivalents of $2.5 million. We closely monitor our cash and cash equivalents and expect that our current cash will fund our planned operations into April 2024. We plan to raise additional funds through debt issuances or the issuance and sale of our common stock to meet our projected operating requirements, including the continued commercialization of Twirla, the exploration and potential advancement of our existing pipeline and our possible expansion through business development activities.

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

The financial statements as of December 31, 2023 have been prepared under the assumption that we will continue as a going concern for the next 12 months following the date this Annual Report on Form 10-K is filed. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute our business plan and successfully launch Twirla. The audited financial statements as of December 31, 2023 do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commitments

In April 2020, we entered into a Manufacturing and Commercialization agreement (the ‘Corium Agreement”) with Corium Innovations, Inc. (“Corium”) which replaced our previous development agreement. Pursuant to the Corium Agreement, Corium will manufacture and supply all of our product requirements for Twirla at certain specified rates. Under the terms of the Corium Agreement, Corium is to be the exclusive supplier of Twirla for ten years. The Corium Agreement included a quarterly minimum purchase commitment and a fixed price per unit for two years from December 2020, the date of the first commercial batch purchase order invoice, depending on annual purchase volume. During 2021, we did not meet all of our minimum quantity purchases from Corium, and as a result, paid penalties as required by our agreement with Corium. On July 25, 2022 we, along with Corium, amended the Corium Agreement to restructure the minimums applicable to the purchase of manufactured Twirla and to extend the term of the Corium Agreement until December 31, 2033. The Corium Agreement terminates automatically on December 31, 2033, but may be terminated for any reason upon the written mutual agreement of both parties; provided, however, that the parties must confer in good faith regarding possible mutual termination. In the event of such termination, we may still affect purchase orders after the notice of termination is given and until the time any such termination becomes effective. As of December 31, 2023, the minimum amount committed totals $225.0 million for the 10-year period from 2024 through 2033.

In April 2020, we entered into a project agreement with inVentiv Commercial Services, LLC, or inVentiv, a Syneos Health Group Company, which we refer to as the Syneos Agreement, under our Master Services Agreement with inVentiv. Pursuant to the Syneos Agreement, inVentiv, through its affiliate Syneos Selling Solutions, will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services with respect to Twirla to us in exchange for an up-front implementation fee and a fixed monthly fee. Effective February 1, 2022, we entered into an amendment to the Syneos Agreement that extended the term until August 23, 2024. At that time, the Syneos Agreement will terminate automatically unless extended upon the mutual written agreement of the parties. We may terminate the Syneos Agreement for any reason upon timely written notice without incurring a termination fee. On September 28, 2023, we entered into the Seventh Amendment to the Syneos Agreement, pursuant to which we will pay Syneos a fixed weekly fee for the performance of Services (as defined in the Syneos Agreement) through August 23, 2024. As of December 31, 2023, the minimum amount committed totals $2.4 million.

Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. The lease for this space commenced in December 2021, and the minimum payments over the remaining 15-month term totals $0.6 million as of December 31, 2023.

Recent Accounting Pronouncements

See Note 2 to our financial statements that discusses new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk [Reserved]

Item 8. Financial Statements and Supplementary Data

Agile Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Agile Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Agile Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated losses since inception, used substantial cash in operations, has a working capital deficiency, anticipates it will continue to incur net losses for the foreseeable future, requires additional capital to fund its operating needs and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Product Return Reserve Estimate
Description of the Matter

At December 31, 2023, the Company recorded a liability for product returns totaling $1.9 million. As discussed in Note 2 of the financial statements, the Company sells product primarily to wholesale distributors. The Company estimates variable consideration resulting from product returns based on quantitative and qualitative data from various internal and external sources.

Auditing management’s estimate of product returns was complex and judgmental due to the significant estimation required to determine inventory in the distribution channel that will not ultimately be sold to patients and will be returned. Sales into the distribution channel could exceed market demand.

How We Addressed the Matter in Our Audit

To test the estimated product return reserve, we performed audit procedures that included, among others, testing management’s historical return rate calculation and testing the completeness and accuracy of sales and returns data used in the calculation. We performed analytical procedures to assess the correlation of quarterly sales to distributors and demand sales to end customers. In addition, we assessed the Company’s quarterly analysis of inventory held at various stages in the distribution channel. We confirmed the channel inventory balance and contract terms directly with significant customers. We tested credit memos issued subsequent to year-end for recording in the proper period. We read significant customer contracts and performed direct inquiries with management including the supply chain, legal, and contracting departments to identify any terms or conditions not included in customer contracts that could impact the estimation for product returns.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Iselin, New Jersey

March 28, 2024

Agile Therapeutics, Inc.

Balance Sheets

(in thousands, except par value and share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,557	$5,246
Accounts receivable, net	3,392	3,377
Inventory, net	2,738	1,332
Prepaid expenses and other current assets	843	1,403
Total current assets	9,530	11,358
Property and equipment, net	75	177
Right of use asset	412	695
Other non-current assets	238	2,012
Total assets	$10,255	$14,242

Liabilities and stockholders’ deficit
Current liabilities:
Long-term debt, current portion	$1,515	$1,426
Notes payable, current portion	191	—
Accounts payable	9,574	7,734
Accrued expenses	9,131	3,908
Lease liability, current portion	366	319
Total current liabilities	20,777	13,387

Lease liabilities, long-term	100	466
Warrant liability	5,696	5,934
Total liabilities	26,573	19,787
Commitments and contingencies (Note 12)
Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 4,850 issued and no shares outstanding at December 31, 2023 and no shares issued and outstanding at December 31, 2022	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 2,963,657 and 859,402 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	4	—
Additional paid-in capital	406,846	403,157
Accumulated deficit	(423,168)	(408,702)
Total stockholders’ deficit	(16,318)	(5,545)
Total liabilities and stockholders’ deficit	$10,255	$14,242

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021

Revenues, net	$19,593	$10,884	$4,101
Cost of product revenues	8,978	6,836	10,718
Gross profit	10,615	4,048	(6,617)

Operating expenses:
Research and development	$2,225	$3,253	$6,246
Selling and marketing	17,769	30,369	43,444
General and administrative	10,505	11,860	14,698
Loss on disposition of assets	—	11,122	—
Total operating expenses	30,499	56,604	64,388
Loss from operations	(19,884)	(52,556)	(71,005)

Other income (expense)
Interest income	78	80	25
Interest expense	(1,419)	(3,131)	(3,914)
Unrealized gain on warrant liability	6,760	25,520	3,827
Total other income (expense), net	5,419	22,469	(62)
Loss before benefit from income taxes	(14,465)	(30,087)	(71,067)
Benefit from income taxes	—	4,675	—
Net loss	$(14,465)	$(25,412)	$(71,067)

Net loss per share (basic and diluted)	$(6.71)	$(58.79)	$(1,464.20)

Weighted-average common shares (basic and diluted)	2,156,726	432,219	48,536

Comprehensive loss:
Net loss	$(14,465)	$(25,412)	$(71,067)
Other comprehensive income:
Unrealized (loss) on marketable securities	—	—	(3)
Comprehensive loss	$(14,465)	$(25,412)	$(71,070)

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders' Equity (Deficit)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional	Accumulated		Net
	Number of		Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)

Balance December 31, 2020	—	$—	43,782	$—	$361,548	$3	$(312,223)	$49,328
Share‑based compensation—stock options and RSUs	—	—	—	—	3,338	—	—	3,338
Issuance of common stock pursuant to at‑the‑market stock sales, net of expenses	—	—	3,458	—	9,266	—	—	9,266
Issuance of common stock in public offering, net of expenses	—	—	13,333	—	11,898	—	—	11,898
Issuance of common stock upon exercise of stock options	—	—	63	—	75	—	—	75
Vesting of RSUs	—	—	62	—	—	—	—	—
Warrants issued in connection with long-term debt	—	—	—	—	1,080	—	—	1,080
Unrealized net gain on marketable securities	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(71,067)	(71,067)
Balance December 31, 2021	—	$—	60,698	$—	$387,205	$—	$(383,290)	$3,915
Share-based compensation - stock options and RSUs	—	—	—	—	2,492	—	—	2,492
Issuance of common stock pursuant to at‑the‑market stock sales, net of expenses	—	—	253,115	1	13,456	—	—	13,457
Issuance of series A and B convertible preferred stock in a registered direct offering (Note 9)	4,850	—	—	—	—	—	—	—
Conversion of series A convertible preferred stock	(2,425)	—	6,063	—	—	—	—	—
Conversion of series B convertible preferred stock	(2,425)	—	6,063	—	—	—	—	—
Issuance of common stock in public offering, net of expenses	—	—	533,333	3	—	—	—	3
Vesting of RSUs	—	—	130	—	—	—	—	—
Net loss	—	—	—	—	—	—	(25,412)	(25,412)
Balance December 31, 2022	—	$—	859,402	$4	$403,153	$—	$(408,702)	$(5,545)
Share-based compensation - stock options and RSUs	—	—	—	—	1,981	—	—	1,981
Issuance of common stock pursuant to at‑the‑market stock sales, net of expenses	—	—	207,883	—	1,725	—	—	1,725
Fractional shares retired as a result of reverse split	—	—	—	—	(13)	—	—	(13)
Issuance of common stock in public offering, net of expenses	—	—	95,000	—	—	—	—	—
Exercise of pre-funded common stock warrants	—	—	1,801,286	—	—	—	—	—
Vesting of RSUs	—	—	86	—	—	—	—	—
Net loss	—	—	—	—	—	—	(14,465)	(14,465)
Balance December 31, 2023	—	$—	2,963,657	$4	$406,846	$—	$(423,168)	$(16,318)

See accompanying notes.

Agile Therapeutics, Inc.

Statements of Cash Flows

	Year Ended
	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(14,465)	$(25,412)	$(71,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash inventory reserve	801	397	5,323
Depreciation	102	1,280	2,064
Amortization	284	254	159
Loss on disposition of assets	—	11,122	—
Noncash stock-based compensation	1,981	2,493	3,338
Noncash amortization of deferred financing costs	1,063	1,969	1,661
Unrealized gain on warrants	(6,760)	(25,520)	(3,827)
Changes in operating assets and liabilities:
Accounts receivable	(15)	(1,844)	(668)
Inventory	(2,207)	(763)	(6,289)
Prepaid expenses and other assets	2,270	880	(967)
Accounts payable and accrued expenses	7,688	(628)	5,202
Lease liability	(319)	(175)	(131)
Net cash used in operating activities	(9,577)	(35,947)	(65,202)

Cash flows from investing activities:
Sales and maturities of marketable securities	—	—	39,729
Acquisition of property and equipment	—	(133)	(269)
Net cash (used in) provided by investing activities	—	(133)	39,460

Cash flows from financing activities:
Proceeds from issuance of preferred stock in registered direct offering, net of offering costs	—	4,128	—
Proceeds from At-the-Market sales of common stock, net of offering costs	1,725	13,494	9,266
Proceeds from the issuance of common stock in public offering, net of offering costs	6,510	21,936	21,081
Repayments of long-term debt	(975)	(17,375)	—
Proceeds from the exercise of stock options	—	—	75
Repayments of note payable	(372)	—
Net cash provided by financing activities	6,888	22,183	30,422

Net (decrease) increase in cash and cash equivalents	(2,689)	(13,897)	4,680
Cash and cash equivalents, beginning of period	5,246	19,143	14,463
Cash and cash equivalents, end of period	$2,557	$5,246	$19,143

Supplemental disclosure of noncash financing activities
Warrants issued in connection with long-term debt	$—	$—	1,080
Operating right-of-use assets obtained in exchange for new operating lease liabilities	—	—	969

Supplemental cash flow information
Interest paid	$356	$1,162	$2,383

See accompanying notes.

Agile Therapeutics, Inc.

Notes to Financial Statements

December 31, 2023

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

The Company’s sole approved product, Twirla, is a once-weekly prescription contraceptive patch that received approval from the U.S. Food and Drug Administration, or FDA, in February 2020 and was commercially launched in early December 2020. Substantially all of the Company’s resources are currently dedicated to commercializing Twirla in the United States. The Company has generated minimal product revenue to date and is subject to a number of risks similar to those of other early stage commercial companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the need to obtain additional capital necessary to fund the development of its products, reliance on a consistent supply chain both for Twirla and in general, macroeconomic factors such as inflation, competition from larger companies, and compliance with FDA and other government regulations. If the Company does not continue to successfully commercialize Twirla, it will be unable to generate recurring product revenue or achieve profitability. The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of December 31, 2023, the Company had an accumulated deficit of approximately $423.2 million. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, as the Company:

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

Going Concern

As of December 31, 2023, the Company had cash and cash equivalents of $2.5 million and a $11.2 million working capital deficit. The Company’s current liquidity is sufficient to fund operations into April 2024. The Company closely monitors its cash and cash equivalents and will need to raise additional funds to meet its projected operating requirements, including the continued commercialization of Twirla, and exploring the advancement of its existing pipeline and its possible expansion through business development activities.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

The Company has generated losses since inception, used substantial cash in operations, has a working capital deficit as of December 31, 2023, and anticipates it will continue to incur net losses for the foreseeable future. The Company’s future success depends on its ability to obtain additional capital and/or implement various strategic alternatives, and there can be no assurance that any financing can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern through the 12 months following the date on which this Annual Report on Form 10-K is filed.

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

The audited financial statements as of December 31, 2023 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute its business plan and successfully commercialize Twirla. The audited financial statements as of December 31, 2023 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

2. Summary of Significant Accounting Polices

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenue and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, revenue recognition, inventory reserves, the accounting for common stock warrants, stock-based compensation, and accounting for research and development costs. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Risks and Uncertainties

While Twirla has been approved by the FDA, other potential product candidates developed by the Company will require approval from the FDA prior to commercial sales. There can be no assurance that the Company’s other product candidates will receive the required approval. If the Company is denied approval or such approval is delayed or is unable

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

to obtain the necessary financing to complete development and approval, there could be a material adverse impact on the Company’s financial condition and results of operations.

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

Accounts Receivable and Allowances

Accounts receivable are amounts owed to the Company by its customers for product that has been delivered. The accounts receivable are recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses represents the Company’s estimate of losses over the life of the receivables. The Company evaluates forward-looking economic factors and uses professional judgment to determine the allowance for credit losses. The credit loss reserves are reviewed and adjusted periodically. Credit loss reserves were not material as of December 31, 2023 and 2022, respectively.

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

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value given their short-term nature.

Inventory

Inventory is valued utilizing the weighted average costing method. The Company records an inventory reserve for losses associated with dated, expired, excess or obsolete items. This reserve is based on management’s current knowledge with respect to inventory levels, planned production and sales volume assumptions. As of December 31, 2023 and 2022 inventory reserves approximated $1.4 million and $0.6 million, respectively.

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

December 31, 2023

(amounts in tables in thousands, except share and per share data)

In the third quarter of 2022, the Company transferred manufacturing equipment with a book value of $11.1 million to Corium in exchange for relief from minimum material purchase requirements. The Company recorded a loss of $11.1 million for the year ended December 31, 2022 on this disposition.

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe the carrying values of any long-lived assets are impaired as of December 31, 2023.

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

Advertising Costs

The Company has elected to expense advertising costs when incurred. Advertising costs totaled zero, $8.2 million and $13.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Deferred Financing Costs

Costs directly attributable to the Company’s term loan (see Note 8) are deferred and reported as a reduction of the related term loan. These costs represent legal fees and other costs related to the term loan and are being amortized utilizing the straight-line method over the term of the loan. Amortization of deferred financing costs charged to interest expense was approximately $185,000, $342,000 and $277,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Major customers of the Company are defined as those constituting greater than 10% of its total revenue. In 2023, the Company had sales to five customers that individually accounted for more than 10% of total revenue. These customers had sales of $4.7 million, $3.8 million, $3.7 million, $3.5 million and $2.8 million, respectively, which represented 94% of the Company’s total revenue for 2023. Accounts receivable related to these five customers comprised 6%, 30%, 30%, 29% and 0% of the Company’s total accounts receivable, respectively, as of December 31, 2023. In 2022, the Company had sales to four customers that individually accounted for more than 10% of total revenue. These customers had sales of

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

$2.9 million, $2.7 million, $2.6 million and $1.2 million, respectively, which represented 86% of the Company’s total revenue for 2022.

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

In accordance with ASC 606, the Company recognizes revenue at the point in time when its performance obligation is satisfied by transferring control of the promised goods or services to a customer. In accordance with the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The Company’s customers are located in the United States and consist primarily of wholesale distributors. Accounts receivable due to the Company from contracts with its customers are stated separately in the balance sheet, net of various allowances as described later in this section and in the Accounts Receivable and Allowance policy.

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

In accordance with ASC 606, the Company must make judgments to determine the estimate for certain variable consideration. For example, the Company must estimate the percentage of end-users that will obtain the product through public insurance such as Medicaid or through private commercial insurance. To determine these estimates, the Company had relied on quantitative and qualitative data from various internal and external sources to estimate its variable consideration.

The specific considerations that the Company uses in estimating these amounts related to variable considerations are as follows:

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

Distribution services fees – The Company pays distribution service fees primarily to its wholesale distributors. These fees are a contractually fixed percentage of WAC and are calculated at the time of sale based on the purchase amount. The Company records these fees as contra accounts receivable on the balance sheet.

Prompt pay and other discounts – The Company incentivizes its customers to pay their invoices on time through prompt pay discounts. These discounts are an industry standard practice and the Company offers a prompt pay discount to each wholesale distributor customer. The specific prompt pay terms vary by customer and are contractually fixed. Prompt pay discounts are typically taken by the Company’s customers, so an estimate of the discount is recorded at the time of sale based on the WAC. Prompt pay discount estimates are recorded as contra accounts receivable on the balance sheet.

The Company may also give other discounts to its customers to incentivize purchases and promote customer loyalty. The terms of such discounts may vary by customer. These discounts reduce gross product revenue at the time the revenue is recorded.

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than twelve months. Twirla was commercially launched in December 2020, an estimate for product returns as of December 31, 2023 was made based on: (i) data provided to the Company by its distributors (including weekly reporting of distributors’ sales and inventory held by distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by third-parties including a third-party data provider which collects and publishes prescription data (iv) expired returns credits issued to date, and (v) the estimated remaining shelf life of Twirla previously shipped and currently being shipped to distributors. Estimated product returns are recorded as accrued expenses on the balance sheet.

Chargebacks – Certain covered entities and government entities will be able to purchase the product at a price discounted below WAC. The difference between the government or covered entity purchase price and the wholesale distributor purchase price of WAC will be charged back to the Company. The Company estimates the amount in chargebacks based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Estimated chargebacks are recorded as contra accounts receivable on the balance sheet.

Rebates – The Company is subject to mandatory discount obligations under the Medicaid and Tricare programs. The rebate amounts for these programs are determined by statutory requirements or contractual arrangements. Rebates are owed after the product has been dispensed to an end user and the Company has been invoiced. Rebates for Medicaid and Tricare are typically invoiced in arrears. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel at the end of each reporting period. Rebate estimates are recorded as accrued expenses on the balance sheet.

Co-payment assistance – The Company offers a co-payment assistance program to commercially insured patients whose insurance requires a co-payment to be made when filling their prescription. This is a voluntary program that is intended to provide financial assistance to patients meeting certain eligibility requirements. The Company estimates the amount of co-payment assistance based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Co-payment assistance estimates are recorded as accrued expenses on the balance sheet.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

The following table provides a summary of the Company’s sales allowances and related accruals for the year ended December 31, 2023 which have been deducted in arriving at revenues, net.

	Customer credits,	Rebates and co-pay
	discounts and allowances	assistance	Product returns
	(contra accounts receivable)	(accrued expenses)	(accrued expenses)	Total
Balance as of December 31, 2021	$371	$528	$141	$1,040
Allowances for current period sales	5,891	4,035	399	10,325
Payments and credits	(3,268)	(2,574)	(197)	(6,039)
Balance as of December 31, 2022	2,994	1,989	343	5,326
Allowances for current period sales	18,385	8,192	2,964	29,541
Payments and credits	(16,665)	(5,564)	(1,432)	(23,661)
Balance as of December 31, 2023	$4,714	$4,617	$1,875	$11,206

Warrants

The Company accounts for its warrants to purchase common stock in accordance with ASC 480, Distinguishing Liabilities from Equity.

In connection with entering into a senior secured term loan facility in February 2020 (the “Perceptive Credit Agreement”), the Company issued warrants to purchase 700 shares of its common stock to the lender, Perceptive Credit Holdings III, L.P. (“Perceptive”). In connection with an amendment to that facility in February 2021, the Company issued warrants to purchase 225 shares of the Company’s common stock (collectively, the “Perceptive Warrants”). The Perceptive Warrants qualify for equity classification and have been allocated based upon the relative fair value of the base instrument and the warrant. In March 2023, in connection with the Waiver and Sixth Amendment to the Perceptive Credit Agreement, the Company amended and restated the Perceptive Warrants to reset the strike price of the Perceptive Warrants. In October 2023, in connection with the Seventh Amendment to the Perceptive Credit Agreement, the Company reset the strike price of the Perceptive Warrants. See Notes 8 and 9 for additional information.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

In connection with an underwritten public offering completed in October 2021, the Company issued warrants to purchase 6,660 shares of its common stock. These warrants are classified as liabilities, were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statements of Operations and Comprehensive Loss each reporting period. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants. This reduction resulted in an immaterial increase to additional paid-in-capital. See Notes 8 and 9 for additional information.

In connection with a registered direct offering completed in March 2022, the Company issued warrants to purchase 24,856 shares of its common stock. These warrants are classified as liabilities, were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations and Comprehensive Loss each reporting period. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants. This reduction resulted in an immaterial increase to additional paid-in-capital. See Notes 8 and 9 for additional information.

In connection with a letter agreement and waiver entered into with an investor in April 2022, the Company issued warrants to purchase 4,243 shares of common stock. These warrants are classified as liabilities, were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations and Comprehensive Loss each reporting period. See Note 9 for additional information.

In connection with a public offering completed in July 2022, the Company issued warrants to purchase 1,093,333 shares of its common stock, of which 533,333 warrants expired unexercised in July 2023. These warrants are classified as liabilities, were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations and Comprehensive Loss each reporting period. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants.

In connection with a public offering completed in May 2023, the Company issued warrants to purchase 3,792,572 shares of its common stock. These warrants are classified as liabilities, were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations and Comprehensive Loss each reporting period. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants.

On December 3, 2023, the Company entered into a Warrant Amendment and Additional Issuance Agreement (“Warrant Amendment and Additional Issuance Agreement”) relating to the amendment of warrants to purchase shares of common stock that were issued in transactions on March 14, 2022, April 25, 2022, and May 25, 2023 (collectively, the “Warrants”). Collectively, the Warrants represent the right to purchase approximately 3.8 million shares of common stock. See Note 9 for additional information.

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

The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

uncertain tax positions as of December 31, 2023 that qualify for either recognition or disclosure in the financial statements under this guidance.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2023, 2022 and 2021, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	Year Ended December 31,
	2023	2022	2021
Common stock warrants	5,589,637	1,130,025	7,592
Unvested restricted stock units	173,517	129	167
Common stock options	43,043	7,956	5,183
Total	5,806,197	1,138,111	12,941

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the year ended December 31, 2023 that had a material effect on its financial statements.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). The guidance in ASU 2023-07 expands prior reportable segment disclosure requirements by requiring entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and details of how the CODM uses financial reporting to assess their segment’s performance. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-07 may have on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its financial statements.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

The following tables set forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of December 31, 2023 and 2022:

	Level 1	Level 2	Level 3
December 31, 2023
Assets:
Cash and cash equivalents	$2,557	$—	$—
Total assets at fair value	$2,557	$—	$—

Liabilities:
Warrant Liability	$—	$—	$5,696
Total assets at fair value	$—	$—	$5,696

	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Cash and cash equivalents	$5,246	$—	$—
Total assets at fair value	$5,246	$—	$—

Liabilities:
Warrant Liability	$—	$—	$5,934
Total assets at fair value	$—	$—	$5,934

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2023 include (i) volatility 101.5% - 126.0%, (ii) risk-free interest rate 3.8% - 4.0%, (iii) strike price for the common warrants $3.69 and $1,700.00, (iv) fair value of common stock $1.95, and (v) expected life 2.8 – 4.4 years. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2022 include (i) volatility 136.8% - 137.4%, (ii) risk-free interest rate 4.2% - 4.7%, (iii) strike price for the common warrants $45.00 and $1,700.00, (iv) strike price for the preferred warrants of $520.00, (v) fair value of common stock $11.50 and (vi) expected life 0.7 - 4.5 years.

The following is a roll forward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2022	$5,934
Warrants issued	12,537
Change in fair value	(12,775)
Ending Balance December 31, 2023	$5,696

There were no transfers between Level 1, 2 or 3 during 2023 or 2022.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

4. Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,
	2023	2022
Prepaid insurance	$441	$628
Other	402	775
Total prepaid expenses and other current assets	$843	$1,403

5. Property and Equipment

Property and equipment, consisting of manufacturing, office and computer equipment, is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment consist of the following:

	December 31,		Estimated
	2023	2022	Life
Office equipment	$132	$132	5 years
Computer equipment	121	121	3 Years
Manufacturing equipment	—	—	7 years
	253	253
Less: accumulated depreciation	(178)	(76)
Property and equipment	$75	$177

In accordance with Amendment No. 1 to the Corium Agreement (the “Amendment”), the Company transferred all of its manufacturing equipment to Corium during the third quarter of 2022.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2023	2022
Gross to net accruals	$6,492	$2,332
Accrued compensation	832	833
Accrued professional fees and other	1,807	743
Total accrued liabilities	$9,131	$3,908

7. Leases

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

December 31, 2023

(amounts in tables in thousands, except share and per share data)

The lease does not provide an implicit rate; therefore, the Company used its incremental borrowing rate as the discount rate when measuring the operating lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Operating lease expense was $355,000, $355,000 and $180,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Operating cash flows used for operating leases during the years ended December 31, 2023, 2022 and 2021 were $319,000, $175,000 and $131,000, respectively. As of December 31, 2023, the weighted-average remaining lease term was 1.25 years, and the weighted average discount rate was 11.8%.

Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

2024	$397
2025	101
Total	$498
Less: Interest	(32)
Present value of lease liability	$466

8. Credit Agreement and Guaranty

On February 10, 2020, the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP (“Perceptive”) for a senior secured term loan credit facility of up to $35.0 million (the “Perceptive Credit Agreement”). A first tranche of $5.0 million was funded on execution of the Perceptive Credit Agreement. A second tranche of $15.0 million was funded as a result of the approval of Twirla by the FDA. The other tranches of debt under the Perceptive Credit Agreement are no longer available to the Company. On January 7, 2022, the Company prepaid $5.0 million of the outstanding debt, and Perceptive waived the prepayment premium. On July 8, 2022, the Company prepaid $5.0 million of the outstanding debt, and Perceptive waived the prepayment premium. On July 25, 2022, the Company entered into a fifth amendment to the Perceptive Credit Agreement, as amended (the “Fifth Amendment”). Pursuant to the Fifth Amendment, Perceptive agreed to release its security interest in certain assets being transferred from the Company to Corium in connection with an amendment to the Company’s Manufacturing and Commercialization Agreement with Corium and waive the Company’s obligations to comply with certain financial covenants through the end of 2022. In exchange, the Company agreed to prepay $7.0 million of outstanding principal which was paid on July 25, 2022. On March 21, 2023, the Company and Perceptive entered into a sixth amendment to the Perceptive Credit Agreement (the “Sixth Amendment”). The Sixth Amendment waived the Company’s obligations to (1) comply with certain financial covenants relating to minimum revenue requirements and minimum liquidity through June 30, 2023, and (2) file financial statements along with its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that are not subject to any “going concern” qualification. On October 30, 2023, the Company and Perceptive entered into a seventh amendment to the Perceptive Credit Agreement (the “Seventh Amendment”). The Seventh Amendment: (1) amends the Company’s obligations to comply with certain financial covenants relating to minimum revenue requirements, (2) amends and waives the Company’s obligations to comply with certain financial covenants relating to minimum liquidity through December 31, 2023, and (3) requires the Company to make principal payments on its outstanding loan balance of $150,000 per month beginning on December 1, 2023.

The facility was scheduled to mature on February 10, 2024 (“Maturity Date”) but was extended to March 11, 2024 (see Note 13).

Borrowings under the Perceptive Credit Agreement accrue interest at an annual rate equal to the Secured Overnight Financing Rate for one-month deposits (“SOFR”) plus 10.25%. The rate of interest in effect as of December 31, 2023 was 15.60%. Upon the occurrence and during the continuance of any event of default under the Perceptive Credit Agreement, the interest rate automatically increases by 3.0% per annum.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

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

As a result of the public offering of the Company’s common stock completed in October 2021 (see Note 9), the antidilution provision of the Perceptive Warrants was triggered, resulting in a reduction of the strike price for the Perceptive Warrants. Warrants to purchase 350 shares of common stock that had an exercise price of $9,340 per share were reduced to $7,080 per share, warrants to purchase 350 shares of common stock that had an exercise price of $7,480 per share were reduced to $5,760 per share, and warrants to purchase 225 shares of common stock that had an exercise price of $5,740 per share were reduced to $4,540 per share.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

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

	December 31,	December 31,
	2023	2022
Long-term debt	$1,650	$2,625
Debt issuance costs	(23)	(209)
Warrant discount	(112)	(990)
Total debt	$1,515	$1,426
Less, current portion	1,515	1,426
Long-term debt, less current portion	$—	$—

The fair value of the warrants and the debt issue costs are being amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of $1,063,000, $1,969,000 and $1,661,000 for the years ended December 31, 2023, 2022, and 2021 respectively.

9. Stockholders’ Equity (Deficit)

On January 7, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 150,000,000 shares to 300,000,000 shares.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

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

Shelf Registration Statement

On October 2, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $200.0 million (the “2020 Shelf Registration Statement”). On October 14, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. In the future, the Company may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering. The 2020 Shelf Registration Statement expired on October 13, 2023.

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

In July 2022, the Company completed a best efforts public offering (the “2022 Offering”) in which the Company raised net proceeds of $22.0 million through the sale of 382,966 shares of common stock and 150,366 pre-funded warrants (“Series B pre-funded warrants”) to purchase 150,367 shares of common stock at a combined price of $45.00 per share of common stock and warrants. Both the sales of shares of common stock and pre-funded warrants were accompanied by Series A-1 and Series A-2 warrants (together the “Series A warrants”) to purchase shares of common stock. The Series A-1 warrants are exercisable immediately and will expire five years from the date of issuance, and the Series A-2 warrants expired unexercised in August 2023. H.C. Wainwright acted as the exclusive placement agent in connection with the 2022 Offering and, as compensation, received a cash fee of 7% of the aggregate proceeds raised in the 2022 Offering. The Company also issued to certain designees of H.C. Wainwright warrants to purchase up to 26,666 shares of common stock with an exercise price of $56.25 per share.

In May 2023, the Company completed a best-efforts public offering of an aggregate of 95,000 shares of common stock and 1,801,286 pre-funded warrants in lieu of shares of common stock and warrants to purchase a total of 3,792,572 shares of common stock at combined public offering price of $3.9551 per share. Proceeds from the public offering, net of underwriting discounts, commissions, and offering expenses were approximately $6.5 million. Through December 31, 2023 all of the 1,801,286 pre-funded warrants had been exercised. H.C. Wainwright acted as the exclusive placement agent in connection with the Offering and, as compensation, received a cash fee of 7% of the aggregate proceeds raised

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

in the Offering. The Company also issued to certain designees of H.C. Wainwright warrants to purchase up to 94,814 shares of commons stock with an exercise price of $4.9439 per share.

In December 2023, the Company entered into a Warrant Amendment and Additional Issuance Agreement relating to the amendment of warrants to purchase shares of common stock that were issued in transactions on March 14, 2022, April 25, 2022, and May 25, 2023. Collectively, the Warrants represent the right to purchase approximately 3.8 million shares of common stock. Under the terms of the Warrant Amendment and Additional Issuance Agreement, the holder agreed to revise certain provisions and in exchange for the holder’s agreement to amend the Warrants, the Company agreed to issue an additional new warrant (the “New Warrant”) to purchase 1,005,560 shares of common stock. The New Warrant has an exercise price of $2.09 per share of common stock. The New Warrant is exercisable six months after issuance and will expire five years from the date that the New Warrant is initially exercisable. The exercise price of the New Warrant is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the New Warrant.

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

ATM Sales Agreements

In March 2021, the Company entered into a common stock sales agreement (the “Sales Agreement”) under which the Company may sell up to an aggregate of $50.0 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended).  The Company agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under the Sales Agreement.  During the year ended December 31, 2021, the Company issued and sold 3,458 shares of common stock under the Sales Agreement resulting in net proceeds to the Company of approximately $9.3 million.

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

On April 27, 2022, the Company entered into a new at-the-market offering program (the “April 2022 ATM Agreement”) with H.C. Wainwright LLC and Co. (the “Sales Agent”) under which the Company is authorized to sell up to an aggregate of $12.8 million in gross proceeds through the sale of shares of common stock from time to time. The Company agreed to pay a commission of up to 3.0% of the gross proceeds of any common stock sold under the April 2022 ATM Agreement. Through September 30, 2022, the Company issued and sold a total of 173,750 shares of common stock under the April 2022 ATM Agreement, representing the entire capacity of the April 2022 ATM, resulting in net proceeds of approximately $12.2 million. On August 22, 2022, the Company increased the April 2022 ATM (“August 2022 ATM”). As increased, the Company was eligible to offer and sell, from time to time through the Sales Agent, shares of its common stock having an aggregate offering price of up to $75.0 million. During the year ended December 31, 2022, the Company issued and sold 78,853 shares of common stock under the August 2022 ATM resulting in net proceeds of approximately $0.9 million. On April 12, 2023, the Company filed a prospectus supplement to its registration statement on Form S-3 for the August 2022 ATM verifying that it is now eligible to sell up to $4.5 million

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

worth of shares through its ATM. During the year ended December 31, 2023, the Company issued and sold 207,883 shares for net proceeds of approximately $1.7 million.

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

On March 15, 2022, 2,425 shares of the Series A Preferred Stock were converted into 6,063 shares of the Company’s common stock. On April 4, 2022, 2,425 shares of the Series B Preferred Stock were converted into 6,063 shares of the Company’s common stock.

On April 25, 2022, the Company entered into a letter agreement and waiver (the “Letter Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice”), pursuant to which Armistice consented to the Company entering into and effecting an at-the-market (“ATM”) offering facility. On March 14, 2022, the Company entered into the 2022 Preferred Stock Offering with Armistice, under which agreement, the Company was restricted from entering into and effecting an ATM offering facility until the 180-day anniversary of the Closing Date.  Pursuant to the Letter Agreement, the Company issued to Armistice a new common stock purchase warrant (“New Warrant”), on the same terms and conditions as the Series A Warrants, provided that such New Warrant shall be exercisable into 4,243 warrant shares. The Series A Warrants have an exercise price of $520.00 per share and will become exercisable six months following the date of issuance and will expire 5 years following the initial exercise date.  The New Warrant is exercisable 6 months after the date of the Letter Agreement.

10. Equity Incentive Plans

Stock options

The Company had granted stock options under an amended and restated 1997 Equity Incentive Plan (the “1997 Plan”) and a 2008 Equity Incentive Plan (the “2008 Plan”). The plans provided for the granting of incentive and non-statutory options and stock awards to consultants, directors, officers and employees. Such options are exercisable for a period of ten years and generally vest over a four-year period. In conjunction with the adoption of the 2008 Plan in April 2008, no additional grants were made from the 1997 Plan and issued options from the 1997 Plan remain outstanding. In 2014, the Board approved the 2014 Incentive Compensation Plan (the “2014 Plan”). The 2014 Plan is the successor to the Company’s 2008 Plan and 1997 Plan. In conjunction with the adoption of the 2014 Plan in 2014, no additional grants were made from the 2008 Plan and options from the 1997 Plan and the 2008 Plan remain outstanding. In June

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

2018, the 2014 Plan was amended and restated, and the Amended and Restated 2014 Incentive Compensation Plan is now referred to as the Amended 2014 Plan. In June 2023 the Company’s stockholders approved the Agile Therapeutics, Inc. 2023 Equity Incentive Plan. As of December 31, 2023, there were 6,200 shares available for future grant under the 2023 Plan.

Through December 31, 2023, the Company granted options to certain employees and non-employees to purchase shares of common stock at exercise prices ranging from $10.00 to $21,500.00 per share. The Company recorded noncash stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 based on the fair market value of the options and shares granted at the grant date. Stock-based compensation expense was as follows:

	Year Ended
	December 31,
	2023	2022	2021
Cost of product revenues	$107	$133	$271
Research and development	358	372	490
Selling and marketing	102	155	148
General and administrative	1,414	1,832	2,429
Total	$1,981	$2,492	$3,338

The following assumptions were used to compute employee stock-based compensation under the Black-Scholes option pricing model:

	2023	2022	2021
Risk‑free interest rate	3.87%-3.90%	1.71% - 4.22%	.66% - 1.51%
Expected volatility	115.9%-118.6%	107% ‑ 118%	105% ‑ 106%
Expected dividend yield	0%	0%	0%
Expected life (in years)	6.25	6.25	6.25

Risk-free interest rate. The Company bases the risk-free interest rate assumption on observed interest rates appropriate for the expected term of the stock option grants.

Expected dividend yield. The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

Expected volatility. Since August 2020, the Company transitioned to its own expected volatility based on historical data.

Expected term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, management determined the expected life assumption using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period.

Forfeitures. The Company has elected to record forfeitures as they occur.

As of December 31, 2023, the unrecorded deferred stock-based compensation balance related to stock options was approximately $1.4 million and will be recognized over an estimated weighted-average amortization period of 2.8 years. The weighted average grant date fair value of options granted during the year ended December 31, 2023 was $2.64.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

The following table summarizes the options outstanding, options vested and the options exercisable as of December 31, 2023, 2022 and 2021:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Options	Price	Life (Years)	Intrinsic Value
Options outstanding at December 31, 2021	5,183	5,666.50	6.1
Options granted	3,749	198.50
Options exercised	—	—
Options cancelled/forfeited	(1,004)	4,872.00
Options outstanding at December 31, 2022	7,928	3,187.50	7.7
Options granted	35,825	2.64
Options exercised	—	—
Options cancelled/forfeited	(710)	2,398.42
Options outstanding at December 31, 2023	43,043	548.70	9.0	$—
Options exercisable at December 31, 2023	5,007	4,438.73	5.8	$—
Vested and expected to vest at December 31, 2023	43,043			$—

Intrinsic value in the tables was calculated as the difference between the Company's stock price at December 29, 2023, of $1.95 per share, and the exercise price, multiplied by the number of options.

Restricted Stock Units

During the year ended December 31, 2021, the Company granted a total of 35 RSUs to certain employees of the Company. These RSUs vested on the one-year anniversary of the grant date. During the year ended December 31, 2021, the Company granted a total of 113 RSUs to directors of the Company. These RSUs vest ratably over one and three years.

During the year ended December 31, 2022, the Company granted a total of 94 RSUs to directors of the Company. These RSUs vest ratably over one year.

During the year ended December 31, 2023, the Company granted a total of 155,004 RSUs to certain employees and directors of the Company. These RSUs vest ratably over one and four years.

As of December 31, 2023, the unrecorded deferred stock-based compensation balance related to RSUs was approximately $0.3 million and will be recognized over an estimated weighted-average amortization period of 3.11 years. The following table shows the Company's restricted stock unit activity during the years ended December 31, 2023, and 2022:

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

		Weighted Average	Aggregate
	Shares	Grant Date Fair Value	Intrinsic Value
Restricted stock units outstanding at December 31, 2021	167		$163
Granted	94	52.50
Vested	(135)	3,815.00
Restricted stock units outstanding at December 31, 2022	125	—	$163
Granted	155,004	2.46
Vested	(112)	674.63
Forfeited	(1,500)	2.48
Restricted stock units outstanding at December 31, 2023	153,517		$299

11. Income Taxes

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

As of December 31, 2023, the Company had available net operating loss carryforwards (“NOLs”) of approximately $396.5 million for federal and $77.4 million for state income tax reporting purposes. Under the TCJA, the federal NOLs generated after 2017, approximately $209.6 million, can be carried forward indefinitely, while the NOLs generated through taxable years ending December 31, 2017, approximately $186.9 million, are available to offset future federal taxable income, if any, through 2037 and will begin to expire in 2024 in varying amounts if not utilized. The Company also has research and development tax credit carryforwards of approximately $6.3 million and $0.9 million for federal and state income tax reporting purposes, respectively, which are available to reduce federal income taxes, if any, through 2042 and state income taxes, if any, through 2037. The federal credits will begin to expire in 2024 in varying amounts if not utilized.

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

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the income tax provision; however, as of December 31, 2023, the Company has not accrued any interest or penalties related to uncertain tax positions. The Company’s tax returns for the years ended December 31, 2020 through December 31, 2022 are still subject to examination by major tax jurisdictions. However, the Internal Revenue Service (“IRS”) and state tax jurisdictions can audit the NOLs generated in prior years in the years that those NOLs are utilized.

For all years through December 31, 2023, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$88,279	$87,216
Research credit carryforward	7,026	7,071
Capitalized research and development expenses	164	205
Stock options and other	5,028	2,092
Total gross deferred tax assets	100,497	96,584
Valuation allowance for deferred tax assets	(100,497)	(96,584)
Net deferred tax assets	$—	$—

The net change in the valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $3.9 million and an increase of $5.4 million, respectively.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2023	2022	2021
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State income tax benefit, net of federal benefit	0.9%	0.1%	0.2%
Unrealized gain on warrants	9.8%	17.8%	1.1%
Research and development tax credits	—%	0.1%	0.2%
Other	(4.6)%	(5.5)%	(2.2)%
Increase to valuation allowance	(27.1)%	(18.0)%	(20.3)%
Effective income tax rate	0.0%	15.5%	0.0%

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

12. Commitments and Contingencies

The Company has several firm purchase commitments, primarily related to the manufacture and supply of Twirla and the supply of a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services. Future firm purchase commitments under these agreements, the last of which

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

ends in 2033, as well as the Company’s operating lease (see Note 7) total $227.9 million. This amount does not represent all of the Company’s anticipated purchases in the future, but instead represents only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend in 2024 or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.

In April 2020, the Company entered into a manufacturing and commercialization agreement with Corium (the “Corium Agreement”). Under the Corium Agreement, the Company has a requirement to order quarterly minimum volumes of approximately $5.6 million of product. In the event that the Company does not order the minimum volume, the Company is required to pay an additional fee equal to twenty-five percent (25%) per unit of the transfer price for all units ordered in that quarter. The Company did not meet the minimum volume order in the first or second quarter of 2022, and has, therefore, paid the additional 25% per unit fee as a penalty for all units ordered during the period. Based on then-current demand expectations for Twirla, the Company did not expect to meet the minimum volume order for the balance of 2022 and would be subject to the additional fee on future purchases. On July 25, 2022 the Company and Corium entered into Amendment No. 1 to the Corium Agreement (the “Amendment”) that is designed to restructure the contract minimums applicable to the purchase of manufactured Twirla and other services provided by Corium, transfer equipment ownership to Corium to support the manufacture of Twirla and extend the term of the Corium Agreement. Pursuant to the Amendment, the parties agreed to adjust the process for the Company providing Corium certain binding and non-binding forecasts required under the Corium Agreement. Additionally, Corium will not enforce the original quantity minimums in the Corium Agreement, which are waived and replaced by new minimums that are based on Corium’s revenue for product purchased by the Company, expiring raw materials, and other services billed by Corium to support batch production and release. The guaranteed minimum revenue requirement for 2024 and each year thereafter is $22.5 million. In the event that the Company does not meet the guaranteed minimum revenue requirements in any given year, the Company will be required to make additional payments to Corium for the shortfall. The Company agreed to make certain monthly supplemental payments to Corium through December 2023, which payments are eligible to be retroactively reduced based upon product orders placed by the Company during 2023 meeting certain designated thresholds. In connection with the supplemental payments, Corium will retain the proceeds for the sale of certain raw materials to which the Company would otherwise have economic right to offset such supplemental payments. Further, the Company agreed to reimburse Corium for any unused raw materials in the event the Company’s actual product requirements are lower than initially forecasted. Pursuant to the Amendment, the term of the Corium Agreement was extended to December 31, 2033. Pursuant to the Amendment, the parties agreed to transfer ownership of certain manufacturing equipment used in the manufacture of Twirla from the Company to Corium under a Bill of Sale dated July 25, 2022.

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. As of December 31, 2023, the Company has not recorded a provision for any contingent losses.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

December 31, 2023

(amounts in tables in thousands, except share and per share data)

13. Subsequent Events

Warrant Exercise

On February 22, 2024, the Company entered into a warrant exercise agreement (the “Exercise Agreement”) with a certain holder of its Warrants issued on July 6, 2022 and May 23, 2022 which were amended on December 3, 2023 (the “Exercising Holder”) wherein the Exercising Holder agreed to exercise a total of 3,892,572 warrants for cash, at an exercise price reduced by the Company to $1.25 per share (the “Warrant Exercise”).

The gross proceeds from the Warrant Exercise were approximately $4.8 million before deducting placement agent fees and other expenses.

In consideration for the Warrant Exercise, the Company issued new unregistered warrants to purchase shares of Common Stock (the “New Warrants”). The New Warrants are exercisable for an aggregate of up to 7,785,144 shares of Common Stock, at an exercise price of $1.00 per share and will be immediately exercisable upon issuance. 3,992,572 of the New Warrants will have a term of five years from the issuance date and 3,792,572 of the New Warrants will have a term of eighteen months from the issuance date. The exercise price of the New Warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the New Warrants.

H.C. Wainwright & Co., LLC acted as placement agent and financial advisor in connection with the transaction and will receive a cash fee of 7.0% of the gross proceeds resulting from the Warrant Exercise, a management fee of 1.0% of the gross proceeds resulting from the Warrant Exercise and warrants (the “Placement Agent Warrants”) to purchase a number of shares of Common Stock equal to 5.0% of the number of Warrants exercised at an exercise price of $1.5625.

Perceptive Credit Agreement

On February 9, 2024, the Company and Perceptive entered into an eighth amendment to the Perceptive Credit Agreement (the “Eighth Amendment”). The Eighth Amendment extended the maturity date of the Perceptive Credit Agreement from February 10, 2024 until March 11, 2024 (the “Maturity Date”). Effective December 1, 2023, the Company has been making monthly payments of $150,000 on the outstanding loan balance and on March 11, 2024, the Company paid off the remainder of the principal balance of $1.35 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its evaluation, our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

The Company concluded that the material weakness identified under Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, pertaining to the design and operating effectiveness of the Company’s review procedures related to complex securities, has been remediated (the “Remediated Material Weakness”).

During the year ended December 31, 2023, the Company expanded and improved its review process for complex securities and related accounting standards to address the Remediated Material Weakness.

Except for the foregoing, there has been no change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption, modification or termination of any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Exhibit Number
3.9

Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of Delaware on April 10, 2023 (Incorporated by reference, Exhibit 3.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on April 10, 2023.)

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

4.4

Amended and Restated Common Stock Purchase Warrant between Agile Therapeutics, Inc. and Perceptive Credit Holdings III, LP, dated as of March 21, 2023 (Incorporated by reference, Exhibit 4.4. to Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 23, 2023.)

4.5	Form of Warrant (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on October 8, 2021.)

4.6	Form of Series A Warrant (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

4.7	Form of Series B Warrant (Incorporated by reference, Exhibit 4.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

4.8	Form of Placement Agent Warrant (Incorporated by reference, Exhibit 4.3 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

4.9	Form of Series A-1 Warrant (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

4.10	Form of Series A-2 Warrant (Incorporated by reference, Exhibit 4.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

4.11	Form of Series B Pre-Funded Warrant (Incorporated by reference, Exhibit 4.3 to Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

4.12	Form of Placement Agent Warrant (Incorporated by reference, Exhibit 4.4 to Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

4.13	Form of Series C-1 Warrant (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.14	Form of Series C-2 Warrant (Incorporated by reference, Exhibit 4.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.15	Form of Series D Pre-funded Warrant (Incorporated by reference, Exhibit 4.3 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

Exhibit Number
4.16	Form of Placement Agent Warrant (Incorporated by reference, Exhibit 4.4 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.17

Form of Amended and Restated Common Stock Purchase Warrant between Agile Therapeutics, Inc. and an institutional investor, dated October 8, 2021 (Incorporated by reference, Exhibit 4.5 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.18

Form of Amended and Restated Series A Common Stock Purchase Warrant between Agile Therapeutics, Inc. and an institutional investor, dated March 14, 2022 (Incorporated by reference, Exhibit 4.6 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.19

Form of Amended and Restated Series A Common Stock Purchase Warrant between Agile Therapeutics, Inc. and an institutional investor, dated April 25, 2022 (Incorporated by reference, Exhibit 4.7 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.20

Form of Amended and Restated Series A-1 Common Stock Purchase Warrant between Agile Therapeutics, Inc. and an institutional investor, dated July 6, 2022 (Incorporated by reference, Exhibit 4.8 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.21

Form of Amended and Restated Series A-2 Common Stock Purchase Warrant between Agile Therapeutics, Inc. and an institutional investor, dated July 6, 2022 (Incorporated by reference, Exhibit 4.9 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.22

Form of Amended and Restated Series B Common Stock Purchase Warrant between Agile Therapeutics, Inc. and an institutional investor, dated March 14, 2022 (Incorporated by reference, Exhibit 4.10 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.23	Form of New Warrant (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed December 4, 2023.)

4.24	Form of New Warrant (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 23, 2024.)

4.25	Form of New Warrant (Incorporated by reference, Exhibit 4.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 23, 2024.)

4.26	Form of Placement Agent Warrant (Incorporated by reference, Exhibit 4.3 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 23, 2024.)

4.27

Amendment to Warrants and Certificate of Adjustment between Agile Therapeutics, Inc. and Perceptive Credit Holdings III, LP, dated as of October 30, 2023 (Incorporated by reference, Exhibit 4.25 to Company’s Registration on Form S-1, file number 333-194621, filed on December 11, 2023.)

4.28	Description of Capital Stock (Incorporated by reference, Exhibit 4.4 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on February 20, 2020.)

10.1+	Form of Indemnification Agreement. (Incorporated by reference, Exhibit 10.1 to Company’s Second Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 5, 2014.)

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

Exhibit Number
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

10.18

Waiver and Sixth Amendment to Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of March 21, 2023 (Incorporated by referenced, Exhibit 10.18 to Company Registration on Form S-1, file number 333-271249, filed on April 14, 2023.)

10.19

Seventh Amendment to Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of October 30, 2023 (Incorporated by reference, Exhibit 10.19 to Company’s Registration on Form S-1, file number 333-194621, filed on December 11, 2023.)

10.20

Eighth Amendment to Credit Agreement and Guaranty, by and among Agile Therapeutics, Inc., the guarantors from time to party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of February 9, 2024 (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 15, 2024.)

10.21

Form of Securities Purchase Agreement, dated March 13, 2022, by and between Agile Therapeutics, Inc. and the purchaser signatory thereto (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

10.22

Form of Securities Purchase Agreement by and between Agile Therapeutics, Inc. and the purchasers signatory thereto (Incorporated by reference, Exhibit 10.31 to Company’s Amendment No. 1 to Registration Statement on Form S-1/A, file number 333-264960, filed on June 29, 2022.)

10.23

Form of Securities Purchase Agreement, by and between Agile Therapeutics, Inc., and certain purchasers (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

10.24

Form of Securities Purchase Agreement, dated May 22, 2023, by and between Agile Therapeutics, Inc. and certain purchasers (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

10.25

Form of Warrant Amendment Agreement, dated May 22, 2023, by and between Agile Therapeutics, Inc. and certain holders (Incorporated by reference, Exhibit 10.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

10.26	Form of Exercise Agreement (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 23, 2024.)

Exhibit Number
10.27*

Project Agreement, dated April 30, 2020, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.28*

First Amendment to Project Agreement, dated June 1, 2020, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.13 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 1, 2021.)

10.29*

Second Amendment to Project Agreement, dated January 1, 2021, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on November 2, 2021.)

10.30*

Third Amendment to Project Agreement, dated July 1, 2021, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC. (Incorporated by reference, Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on November 2, 2021.)

10.31*

Fourth Amendment to Project Agreement, dated September 1, 2021, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC. (Incorporated by reference, Exhibit 10.24 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 30, 2022.)

10.32*

Fifth Amendment to Project Agreement, dated February 1, 2022, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services LLC (Incorporated by reference, Exhibit 10.5 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on May 12, 2022.)

10.33*

Sixth Amendment to Project Agreement, dated January 3, 2023, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.27 to the Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 23, 2023.)

10.34*

Seventh Amendment to Project Agreement, dated September 28, 2023, by and between Agile Therapeutics Inc., and Syneos Health Commercial Services, LLC (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on September 28, 2023.)

10.35*

Master Service Agreement, dated October 11. 2017, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.36*

First Amendment to Master Service Agreement, dated April 30, 2020, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.37*

Manufacturing and Commercialization Agreement, dated April 30, 2020, by and between Agile Therapeutics, Inc. and Corium, Inc. (Incorporated by reference, Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.38

Amendment No. 1 to Manufacturing and Commercialization Agreement, by and between Corium, Inc. and Agile Therapeutics, Inc., dated as of July 25, 2022, and Bill of Sale by Agile Therapeutics, Inc. to Corium Inc., dated as of July 25, 2022 (Incorporated by reference, Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on November 7, 2022.)

10.39+

Agile Therapeutics, Inc. Amended and Restated 2014 Incentive Compensation Plan (Incorporated by reference, Appendix A to Registrant’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, file number 001-36464, filed on April 25, 2018.)

Exhibit Number
10.40+

Agile Therapeutics, Inc. 2023 Equity Incentive Plan effective June 8, 2023 (Incorporated by reference, Exhibit 99.1 to Company’s Registration Statement on Form S-8, file number 333-272576, filed on June 9, 2023.)

10.41+

Amended and Restated Employment Agreement, dated November 22, 2022 by and between Agile Therapeutics, Inc. and Alfred Altomari (Incorporated by referenced, Exhibit 10.33 to the Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 23, 2023.).

10.42+

Amended and Restated Employment Agreement, dated November 1, 2022 by and between Agile Therapeutics, Inc. and Geoffrey P. Gilmore (Incorporated by referenced, Exhibit 10.34 to the Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 23, 2023.).

10.43+

Amended and Restated Employment Agreement, dated November 1, 2022 by and between Agile Therapeutics, Inc. and Paul Korner, MD (Incorporated by referenced, Exhibit 10.35 to the Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 23, 2023.).

10.44+

Employment Agreement, dated August 16, 2023, by and between Agile Therapeutics, Inc. and Scott Coiante (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K/A, file number 001-36464, filed August 22, 2023.)

10.45+

Transition and Separation Agreement, dated August 17, 2023, by and between Agile Therapeutics, Inc. and Jason Butch (Incorporated by reference, Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on November 9, 2023.)

10.46	Form of Warrant Amendment and Additional Issuance Agreement (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on December 4, 2023.)

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Agile Therapeutics, Inc. Compensation Recoupment Policy.

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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2024.

AGILE THERAPEUTICS, INC.

By	/s/ ALFRED ALTOMARI
Alfred Altomari
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED ALTOMARI Alfred Altomari	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2024

/s/ SCOTT M. COIANTE Scott M. Coiante	Chief Financial Officer (Principal Accounting Officer)	March 28, 2024

/s/ SHARON BARBARI	Director	March 28, 2024
Sharon Barbari

/s/ SANDRA CARSON Sandra Carson, M.D., FACOG	Director	March 28, 2024

/s/ SETH H.Z. FISCHER Seth H.Z. Fischer	Director	March 28, 2024

/s/ JOHN HUBBARD John Hubbard, Ph.D.	Director	March 28, 2024

/s/ JOSEPHINE TORRENTE Josephine Torrente	Director	March 28, 2024