Form 10-K/A
period 2023-12-31
AGILE THERAPEUTICS INC
filed 2024-04-29
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of April 24, 2024, there were 6,528,229 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Throughout this document Agile Therapeutics, Inc. is referred to as “Agile” or the “Company” and, together with its subsidiaries, as “we,” “us,” or “our.”

On March 28, 2024, Agile filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. We do not anticipate that Agile’s definitive proxy statement involving the election of directors in connection with its Agile’s fiscal year 2024 annual meeting of stockholders will be filed by April 29, 2024 (i.e., within 120 days after the end of the 2023 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14, of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14, of the Original Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2024 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14, of Form 10-K.

This Amendment also restates Item 15 of Part IV of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

No other amendments are being made hereby to the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 28, 2024, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Terms used but not defined herein have the meanings given to them in the Original Form 10-K.

Agile Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2023

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors

Our Board of Directors (the “Board”) is currently comprised of six (6) members. Set forth below are the names, ages as of April 29, 2024, and certain biographical information regarding our directors.

Name	Age	Principal Occupation and Business Experience
Al Altomari	65

Mr. Altomari has served as our Chairperson of the Board and Chief Executive Officer since October 2016 and has been a member of our Board since February 2004. Mr. Altomari served as President and Chief Executive Officer from 2010 to 2016. Previously Mr. Altomari served as Agile’s Executive Chairman from 2004 to 2010. From 2003 to 2008, Mr. Altomari held multiple senior management positions at Barrier Therapeutics, Inc., including Chief Commercial Officer, Chief Operating Officer, and Chief Executive Officer. In 2008, in his role as Chief Executive Officer and as a member of Barrier’s Board of Directors, Mr. Altomari completed the successful sale of Barrier to Stiefel Laboratories, which was subsequently acquired by GlaxoSmithKline plc. From 1982 to 2003, Mr. Altomari held numerous executive roles in general management, commercial operations, business development, product launch preparation, and finance with Johnson & Johnson. Mr. Altomari also serves on the Board of Directors of Insmed Inc. He previously served on the Board of Directors of Recro Pharm, Inc. and Baudax Bio. Mr. Altomari received an M.B.A. from Rider University and his B.S. from Drexel University. He currently serves as a Trustee of Drexel University and is on the LeBow College of Business Advisory Board and the Board of the Charles D. Close School of Entrepreneurship at Drexel University. We believe Mr. Altomari’s qualifications to sit on our Board of Directors include his extensive pharmaceutical industry leadership and operations experience.

Name	Age	Principal Occupation and Business Experience
John Hubbard, Ph.D., FCP	67

Dr. Hubbard has served as a member of our Board since November 2014. Dr. Hubbard currently serves on the Strategic Advisory Board of Genstar Capital and is responsible for advising the private equity firm on investments in the area of healthcare. He is the Chairman of Precision Medicine Group, a privately owned clinical research organization, and of Signant Health, a privately owned specialty clinical trials and technology service provider He also serves as a non-Executive Director on the Board of Directors of Science 37 Holdings, Inc., a public telemedicine and clinical trial technology provider and Advarra, a privately owned institutional review board. Dr. Hubbard was President and the Chief Executive Officer of BioClinica, a leading privately owned provider of medical imaging, clinical technology and research services until January 1, 2018. Prior to joining BioClinica, he was Senior Vice President and Worldwide Head of Development Operations for Pfizer Inc. and was responsible for the global clinical trial operations and management of more than 450 clinical projects from Phase I to IV. He was a founding member of the Board of Directors of TransCelerate Biopharma, Inc., a leading biopharma industry consortium, and served on the Executive, Audit and Finance Committees. Dr. Hubbard has been leading pharmaceutical research and development activity for over thirty years and held positions of increasing responsibility in the biopharmaceutical and clinical research and development services industries. Prior to joining Pfizer in 2010, he was Group President, Global Clinical Research Services at ICON plc, a leading global clinical research organization, where he was responsible for the global business and operations. He is an Executive Committee Member Emeritus on the Clinical Trials Transformation Initiative, former Board Member of Life Sciences Pennsylvania and former Chairman of the Board of the Association of Clinical Research Organizations (ACRO). During his career, Dr. Hubbard has been directly responsible for drug discovery and non clinical pharmacology, clinical pharmacology, project management, product development optimization, commercial assessment of new chemical entities, and clinical development operations. He has led several drug development teams to successful commercialization of new chemical entities and has participated at FDA meetings to support end of Phase II and end of Phase III data presentations for psychiatric, neurological, cardiovascular, and anti infective drugs. Dr. Hubbard received a Bachelor of Science degree in Biopsychology from the University of Santa Clara and a Doctorate from the University of Tennessee, with a research focus on the genetic basis of hypertension and autonomic dysfunction. He was a National Institute of Health Postdoctoral Fellow in Cardiovascular and Clinical Pharmacology at the University of Texas Health Sciences Center. We believe Dr. Hubbard’s qualifications to sit on our Board include his extensive pharmaceutical experience leading research operations and his significant educational background.

Name	Age	Principal Occupation and Business Experience
Sandra Carson, M.D., FACOG	70

Dr. Carson has served as a member of our Board since June 2020. Dr. Carson is a Professor of Obstetrics, Gynecology and Reproductive Sciences and Director, Reproductive Endocrinology and Infertility at Yale University. Most recently, she served as the Emeritus Vice President for Education at the American College of Obstetricians & Gynecologists (ACOG) from August 2018 to February 2019 and Vice President for Education from March 2013 to August 2018. Prior to joining ACOG she served as Professor and Director of the Division of Reproductive Endocrinology and Infertility at Brown University from January 2007 to February 2013. She had previously directed the Assisted Reproductive Technology programs at the University of Tennessee (1986-1998) and the Baylor College of Medicine from October 1998 to June 2007. Dr. Carson is one of the foremost leaders in the field of reproductive endocrinology and infertility and she has published over 150 papers, received numerous competitive grants and had a major impact on the field. She has held multiple national leadership positions including President of the American Society for Reproductive Medicine (ASRM), Member of the council of the National Institutes of Child Health and Human Development, Head of the Reproductive Endocrinology and Infertility Division of the American Board of Obstetrics and Gynecology (ABOG), Director and Vice President of the ABOG board and Vice President of ACOG. Dr. Carson served on the U. S. Food and Drug Administration’s Fertility and Maternal Health Drugs Advisory Committee from July 1992 to July 1996 and then from 2007 to 2009. Dr. Carson is a board-certified OB/GYN. She received her Doctor of Medicine degree and completed her residency fellowship training at Northwestern University Medical School and fellowship training at Michael Reese Hospital Medical Center, University of Chicago. We believe Dr. Carson’s qualifications to sit on our Board include her extensive medical and clinical experience in the area of Obstetrics, Gynecology and Reproductive Sciences and her significant educational background.

Seth H.Z. Fischer	68

Mr. Fischer has served as a member of our Board since July 2016, and as our Lead Independent Director since June 2020. Mr. Fischer currently serves as a member of the Board of Directors of Milestone Pharmaceuticals, Inc., Marinus Pharmaceuticals, Inc., Spectrum Pharmaceuticals, Inc., and Esperion Therapeutics, Inc. and is also an advisor to MedHab, LLC. Previously, from 2013-2017, Mr. Fischer served as the Chief Executive Officer and as a Director of Vivus, Inc., a publicly traded biopharmaceutical company commercializing and developing innovative, next-generation therapies to address unmet needs. He has served in positions of increasing responsibility with Johnson & Johnson from 1983 until his retirement in 2012. Most recently, Mr. Fischer served as Company Group Chairman, Johnson & Johnson and Worldwide Franchise Chairman, Cordis Corporation from 2008 to 2012, and as Company Group Chairman, North America Pharmaceuticals from 2004 to 2007, which included responsibilities for Ortho-McNeil Pharmaceuticals, Janssen and Scios. Prior to that, Mr. Fischer served as President of Ortho-McNeil Pharmaceuticals from 2000 to 2004. His operating responsibilities encompassed the commercialization of products in multiple therapeutic categories including Topamax® for epilepsy and migraine and products in the analgesic, anti-infective, cardiovascular, neurologic, psychiatric and women’s health areas, including ORTHO EVRA®, one of the most successful contraceptive launches in the U.S. and the first ever contraceptive patch. He earned a Bachelor of General Studies from Ohio University and served as a captain in the U.S. Air Force. We believe Mr. Fischer’s qualifications to sit on our Board include his extensive pharmaceutical industry leadership and operations experience.

Name	Age	Principal Occupation and Business Experience
Josephine Torrente	58

Ms. Torrente has served as a member of our Board since October 2021. Ms. Torrente has more than 30 years of experience in the pharmaceutical industry, and is currently a Director at Hyman, Phelps & McNamara PC, a law firm focused on advising clients on FDA matters, where she has practiced since 1998. In addition to her time at Hyman, Phelps & McNamara, Ms. Torrente has worked at Sprout Pharmaceuticals as Executive Vice President, Corporate and Regulatory Affairs, and Wyeth-Ayerst Research, where she managed U.S. regulatory affairs and conducted discovery research. Ms. Torrente received her B.S. with honors from Case Western Reserve University, her M.S. from the University of Alabama at Birmingham, and her J.D. summa cum laude from Temple University School of Law. We believe Ms. Torrente’s qualifications to sit on our Board include her extensive pharmaceutical experience advising Companies on FDA regulatory and drug development matters and her significant educational background.

Sharon Barbari	70

Ms. Barbari has served as a member of our Board since June 2020. Ms. Barbari has over 40 years of pharmaceutical and biotechnology experience. From 2004 to 2017, she was Chief Financial Officer at Cytokinetics. From 2002 to 2004, she was employed as Chief Financial Officer and Senior Vice President of Finance and Administration at InterMune. Ms. Barbari spent four years from 1998 to 2002 in senior financial roles at Gilead Sciences, including Chief Financial Officer. In this capacity, she led the finance, accounting, and information technology functions during a period of significant growth for Gilead. Ms. Barbari was also employed as Vice President of Strategic Planning at Foote, Cone & Belding Healthcare. She began her career at Syntex Corporation/Roche Pharmaceuticals, where she held various roles of increasing responsibility from 1972 to 1996. Ms. Barbari currently serves as a board member for Vyne Therapeutics (formerly Menlo Pharmaceuticals and Foamix Pharmaceuticals). She previously was a board member for the Association of Bioscience Finance Officers Northern California Chapter and Phytogen Life Sciences. In 2017, Ms. Barbari was a recipient of the YWCA Silicon Valley Tribute to Women Awards. She received her B.S. in accounting from San Jose State University. We believe Ms. Barbari’s qualifications to sit on our Board include her extensive pharmaceutical industry leadership and financial operations experience.

CORPORATE GOVERNANCE

Corporate Governance Materials and Practices

Our Board structure reflects our Corporate Governance Principles and commitment to good governance. The Board believes the governance structure we have created among the Board, its committees, the Lead Independent Director, the Board chairperson and Chief Executive Officer, and management is supporting the growth of the Company.

Our written corporate governance materials, including our amended and restated bylaws, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Science and Technology Committee Charter, and Lead Independent Director Charter are posted on our website at www.agiletherapeutics.com under the heading “Investor Relations—Corporate Governance.” Our corporate governance practices include the following:

●	Our Board has a Lead Independent Director with robust and defined responsibilities set forth in a charter, and all our non-employee directors and committee members are independent.
●	Our Board oversees succession planning for executive officers, including the Chief Executive Officer.
●	Directors have access to all levels of management and are provided with opportunities to meet with members of management on a regular basis.
●	Directors may retain their own independent advisors at our expense, including, for example, an independent consultant who works with our compensation committee on executive compensation issues.
●	Our Board and each committee thereof regularly hold executive sessions at the end of Board and committee meetings and conduct self-evaluations at least once per year to assess their performance and ways in which performance could be improved.
●	Our Board addresses the importance of incorporating new viewpoints through the director evaluation and nomination process. Our director composition reflects a mix of tenure on our Board (ranging from two (2) years to twenty (20) years), which we believe provides an effective balance of historical perspective and an understanding of the evolution of the Company with fresh perspectives and insights.

Board Diversity Matrix

The tables below provide certain highlights of the composition of our Board as of April 29, 2024. Each of the categories listed in the tables below has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix
Total Number of Directors	6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	3	3	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	3	2	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	1

Environmental, Social and Governance Considerations

We are a forward-thinking women’s healthcare company dedicated to fulfilling the unmet needs of today’s women, and we take our responsibility to patients, employees, the medical community, and the communities in which we live and work very seriously. We are an emerging company that is focused on growing as a commercial organization. In addition, our business model is structured to rely on a small number of key employees in our headquarters and outsource operations through strategic partnerships. As a result, we have a relatively small corporate footprint particularly because we have a small office space and do not have any manufacturing operations. We are taking steps to minimize the environmental impact and carbon footprint of our corporate offices. We recognize that as we grow, we have an opportunity to positively influence a variety of environmental, social and governance (“ESG”) considerations and partner with companies that reflect our values as a company and our commitment to our larger community. Our Board helps to shape and monitor management’s approach to ESG. We plan to seek ways to incorporate these ESG considerations into our business plans with a strategic focus on the following areas:

Diversity, Equity and Inclusion: We are focused on promoting diversity in our workforce and to taking steps to support equity and inclusion for all. We believe that these values provide us with a competitive advantage that can drive creative and innovative thinking and ultimately enhance our business. We have a diverse Board and leadership team supporting our commercial operations. Overall, of the last seven (7) openings on our Board and management team, six (6) have been filled with women candidates. We continue to strive to enhance our Board and workforce diversity by ensuring we have a gender-balanced and diverse slate of qualified candidates for all open positions, advancing the development of diverse talent, and pursuing diverse succession plans both in our employee workforce and our Board.

Patient Support: Advancing women’s health is at the core of our mission. Our current product and product candidates are designed to offer women more freedom and flexibility through additional contraceptive options. The key phase 3 clinical trial we conducted to support the approval of Twirla, our transdermal contraceptive product, included a broad and diverse population of women representative of the U.S. female population seeking hormonal contraception. The trial included women across a broad range of demographic characteristics such as age, race, ethnicity and weight and was one of the first trials to generate data on the relationship between body mass index, or BMI, and the safety and efficacy of a hormonal contraceptive. Our goal is to make our products as accessible as possible in all communities, and we are working with numerous stakeholders to enable this access as appropriate. We seek to support this objective with a comprehensive series of programs that include educational, product replacement and co-pay support (implemented in a compliant way). We also have engaged more broadly with women’s health advocacy groups and other advisory groups to understand the needs of the patients we seek to help.

Employee Wellness: We believe that our employees are a key to our success. We are dedicated to investing in our employees and workplace culture. As part of this effort, we have put in place several financial wellness programs to help empower our workforce including offering a 40l(k) match program, short-term and long-term disability insurance, and educational programs to help employees understand how to manage their finances. We also offer several programs to promote the physical and mental wellbeing of our employees, including an employee assistance program, disease management and prevention programs and financial incentives to encourage physical and emotional health.

Environmental Impact: We are cognizant of our responsibility to our broader environment and our need to grow in a sustainable way. We have a relatively small corporate footprint because we only have 18 employees and most of our operations, including our manufacturing operations, are outsourced. Nevertheless, we have supported several green measures in an effort to reduce our Company’s carbon footprint in our corporate office. We continue to evaluate ways to enhance these and other sustainability measures.

Governance: We have adopted a Code of Business Conduct and Ethics (the “Code”) which applies to all of our employees, officers and directors and outlines our commitment to ethical and compliant business practices. We promote compliance with all relevant government laws, rules and regulations; honest and ethical conduct; protection of company assets; and fair dealings and timely and accurate disclosures in all company reporting. All employees are required to understand, comply with and report any suspected violations of the Code and the Code is reviewed periodically to ensure it is appropriate in scope and achieves the objectives above.

Community Service: We are committed to giving back to our communities. We partake in several employee-led community service initiatives. Through our internal community outreach program – Agile Cares – and we host team-building events from time to time to support causes that are meaningful to our employees and our overall mission.

Code of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics. The code of business conduct and ethics (“CBCE”) applies to all of our employees, officers and directors. The CBCE provides guidance on fundamental ethical and compliance-related principles and practices such as: accurate record keeping and reporting; avoiding conflicts of interest; protection and proper use of property and information; and compliance with legal and regulatory requirements. The full text of our code of business conduct and ethics is posted on our website at www.agiletherapeutics.com. We intend to disclose, to the extent required by applicable rules and regulations, future amendments to, or waivers of, our code of business conduct and ethics, at the same location on our website identified above or in public filings we will make with the SEC.

Hedging and Pledging Policies

We have adopted an insider trading policy that includes a provision that restricts our directors, officers and employees from engaging in hedging or monetization transactions involving our securities, and from engaging in short sales of our securities. Our insider trading policy also prohibits our directors, officers and employees from holding our securities in margin accounts or otherwise pledging our securities as collateral for loans without prior written approval.

Board Composition

Our business affairs are managed under the direction of our Board, which is currently composed of six (6) members. Five (5) of our six (6) directors are independent within the meaning of the listing rules of the Nasdaq Capital Market, or Nasdaq. Even though we are no longer listed on Nasdaq, we continue to use the independence standards of Nasdaq for purposes of determining the independence of our Board and committees. Our Board is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Each director’s term continues until the election and qualification of his or her successor, or the earlier of his or her death, resignation or removal. The classification of our Board may have the effect of delaying or preventing changes in our control or management.

Director Independence

Our common stock is listed on the OTC – Current Pink Sheets, however, we continue to use the independence standards of Nasdaq for purposes of determining the independence of our Board and committees. The listing rules of Nasdaq generally require that a majority of the members of a listed company’s Board be independent. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a Nasdaq-listed company’s audit, compensation, and nominating and corporate governance committees be independent. The Nasdaq director independence definition includes a series of objective tests, such as that the director is not also one of our employees and has not engaged in various types of business dealings with us. In addition, as further required by Nasdaq rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us regarding each director’s business and personal activities as they may relate to us and our management.

Our Board has determined that none of our non-employee directors or director nominees has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of our current non-employee directors granted options is “independent” as that term is defined under Nasdaq rules. The independent members of our Board hold separate regularly scheduled executive session meetings at which only independent directors are present.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries. Each of the current members of our audit committee, Sharon Barbari, Seth H.Z. Fischer, and John Hubbard, Ph.D., FCP, qualify as an independent director pursuant to Rule 10A-3.

Board Leadership Structure

Al Altomari is the Chairperson of our Board, and Seth H.Z. Fischer is our Lead Independent Director. Our Lead Independent Director chairs the executive sessions of our Board meetings, oversees the Board’s annual self-evaluation process, provides feedback to the Chief Executive Officer, and works with the Chief Executive Officer to set agendas for Board meetings. We have a separate chairperson for each committee of our Board, all of whom are independent directors. The chairpersons of each committee report on the activities of their committees in fulfilling their responsibilities at the meetings of our Board.

Our Board has concluded that our current leadership structure is appropriate at this time. However, our Board will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Board Committees

Our Board has established an audit committee, a compensation committee, a nominating and corporate governance committee, and a science and technology committee, each of which operates pursuant to a charter adopted by our Board. The composition and functioning of all of our committees complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, Nasdaq and SEC rules and regulations.

Audit committee. Ms. Barbari, Mr. Fischer and Dr. Hubbard currently serve on the audit committee, which is chaired by Ms. Barbari. Our Board has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our Board has determined that Ms. Barbari qualifies as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq and which is available on our website at www.agiletherapeutics.com. Our audit committee met eight (8) times during the year ended December 31, 2023. The audit committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm on an annual basis;
●	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
●	reviewing the overall audit plan with the independent registered public accounting firm and members of management responsible for preparing our financial statements;
●	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
●	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
●	recommending based upon the audit committee’s review and discussions with management and the independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;
●	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
●	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
●	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions;
●	reviewing the Company’s risk assessment and risk management policies and procedures, and discussing with management the Company’s significant financial risk exposures and the actions management has taken to limit, monitor or control such exposures, including, but not limited to, reviewing, on an on-going basis, cybersecurity; and

●	reviewing quarterly earnings releases.

Compensation committee. Mr. Fischer, Dr. Carson and Ms. Barbari currently serve on the compensation committee, which is chaired by Mr. Fischer. Dr. Carson replaced Dr. Ajit Shetty on the committee when Dr. Shetty did not stand for reelection to the Board at the Company’s annual meeting of stockholders on June 8, 2023. Our Board has determined that each member of the compensation committee is “independent” as defined in applicable Nasdaq rules. The compensation committee operates under a written charter that satisfies the applicable standards of Nasdaq and which is available on our website at www.agiletherapeutics.com. Our compensation committee met six (6) times during the year ended December 31, 2023. The compensation committee’s responsibilities include:

●	annually reviewing and making recommendations to the Board with respect to corporate goals and objectives relevant to the compensation of our Chief Executive Officer;
●	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and making recommendations to the Board with respect to the compensation of our Chief Executive Officer;
●	reviewing and approving the compensation of our other executive officers;
●	reviewing and establishing our overall management compensation philosophy and policy;
●	overseeing and administering our compensation and similar plans;
●	reviewing and approving our policies and procedures for the grant of equity-based awards;
●	reviewing and making recommendations to the Board with respect to director compensation;
●	reviewing and discussing with management the compensation discussion and analysis, if any, to be included in our annual proxy statement or Annual Report on Form 10-K; and
●	reviewing and discussing with the Board corporate succession plans for the Chief Executive Officer and other key officers.

Certain of our executive officers may provide information and assist our compensation committee in carrying out its functions, however, the compensation committee considers potential compensation actions and makes decisions independently. Our compensation committee has engaged the services of Pay Governance LLC (“Pay Governance”), a compensation consulting firm, to advise the compensation committee regarding the amount and types of compensation that we provide to our executives and directors and how our compensation practices compare to the compensation practices of other companies. Pay Governance reports directly to the compensation committee. Pay Governance does not provide any services to us other than the services provided to the compensation committee. The compensation committee believes that Pay Governance does not have any conflicts of interest in advising the compensation committee under applicable SEC rules or Nasdaq listing standards.

Nominating and corporate governance committee. Dr. Hubbard, Ms. Barbari, Dr. Carson, and Ms. Torrente currently serve on the nominating and corporate governance committee, which is chaired by Dr. Hubbard. Our Board has determined that each member of the nominating and corporate governance committee is “independent” as defined in applicable Nasdaq rules. The nominating and corporate governance committee operates under a written charter that satisfies the applicable standards of Nasdaq and which is available on our website at www.agiletherapeutics.com. Our nominating and corporate governance committee met three (3) times during the year ended December 31, 2023. The nominating and corporate governance committee’s responsibilities include:

●	developing and recommending to the Board criteria for board and committee membership;

●	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
●	reviewing the size and composition of the Board to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
●	identifying individuals qualified to become members of the Board;
●	recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees;
●	developing and recommending to the Board a code of business conduct and ethics and a set of corporate governance guidelines;
●	developing a mechanism by which violations of the code of business conduct and ethics can be reported in a confidential manner;
●	overseeing the evaluation of the Board and management; and
●	reviewing and reporting to the Board concerning our corporate social responsibility and sustainability efforts, including the impact of environmental and social issues on our company.

Science and technology committee. Ms. Torrente, Dr. Carson, and Dr. Hubbard currently serve on the science and technology committee, which is chaired by Ms. Torrente. Dr. Hubbard replaced Dr. Shetty on the committee when Dr. Shetty did not stand for re-election to the Board at the Company’s annual meeting of stockholders on June 8, 2023. The science and technology committee operates under a written charter, which is available on our website at www.agiletherapeutics.com. Our science and technology committee met two (2) times during the year ended December 31, 2023. The science and technology committee’s responsibilities include:

●	identifying and discussing new and emerging trends in pharmaceutical science, technology, pharmaceutical regulation and manufacturing, and, as necessary, reporting to the Board on such trends and the committee’s deliberations;
●	reviewing, evaluating and advising the Board regarding the quality, direction and competitiveness of our research and development and manufacturing programs;
●	reviewing, evaluating and advising the Board regarding our progress in achieving our long-term strategic research and development goals and objectives; reviewing and making recommendations to the Board on our internal and external investments in science, technology and manufacturing. For any external investments in research and development (e.g., potential acquisitions, alliances, collaborations, equity investments, contracts and grants) that require approval by the Board, the committee provides the Board with its recommendation prior to any action by the Board unless time does not permit;
●	regularly reviewing our pipeline of product candidates and clinical development performance;
●	providing assistance to the compensation committee in setting any pipeline or development performance metric(s) under our incentive compensation programs and reviewing the performance results;
●	evaluating its own performance annually and delivering a report to the Board setting forth the results of the evaluation;

●	reviewing and reassessing the adequacy of its charter annually and recommending any proposed changes to the Board for its approval; and
●	performing any other activities consistent with its charter, our amended and restated bylaws and governing law or regulation, as the committee or the Board deems necessary or appropriate.

In December 2020, the board established an ad hoc finance committee to act on its behalf on matters relating to potential transactions to raise capital and to review potential business development transactions. Ms. Barbari, Mr. Fischer and Dr. Hubbard serve on this committee, which is chaired by Ms. Barbari. The committee met one (1) time during the year ended December 31, 2023. Our Board may from time to time establish other committees.

Meetings of the Board of Directors

The full Board met twelve (12) times during the year ended December 31, 2023. No director attended fewer than 75% of the total number of meetings of the Board and of any committees of the Board of which he or she was a member during our year ended December 31, 2023.

It is our policy that directors are invited and encouraged to attend our annual meetings of stockholders. We have scheduled our Annual Meeting on the same day as a regularly scheduled Board meeting in order to facilitate attendance by the members of our Board. All of our directors at the time of our 2023 Annual Meeting of Stockholders attended the 2023 Annual Meeting of Stockholders.

Board Oversight of Risk

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our operations, strategic direction and intellectual property as more fully discussed under “Risk Factors” in our Annual Report on Form 10-K. Management is responsible for the day-to-day management of risks we face, while our Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed

The role of the Board in overseeing the management of our risks is conducted primarily through committees of the Board, as disclosed in the descriptions of each of the committees above and in the charters of each of the committees. For example, our audit committee is responsible for overseeing the management of risks associated with our financial reporting, accounting and auditing matters, regulatory and legal compliance, and cyber-security; our compensation committee oversees major risks associated with our compensation policies and programs; and our nominating and governance committee oversees the management of risks associated with director independence, conflicts of interest, composition and organization of our Board and director succession planning. The full Board (or the appropriate Board committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on Agile, and the steps we take to manage them. When a Board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairperson of the relevant committee reports on the discussion to the full Board during the committee reports portion of the next Board meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Stockholder Communications with the Board of Directors

Stockholders wishing to communicate with the Board or with an individual member of the Board may do so by writing to the Board or to the particular member of the Board, care of the Corporate Secretary by mail to our principal executive offices at 500 College Road East, Suite 310 Princeton, New Jersey 08540, Attention: Corporate Secretary. The envelope should indicate that it contains a stockholder communication. All such stockholder communications will be forwarded to the director or directors to whom the communications are addressed.

Information about our Executive Officers

Our executive officers are appointed by and serve at the discretion of the Board. Set forth below are the names, ages as of April 29, 2024, and certain biographical information regarding our executive officers.

Name	Age	Position
Al Altomari	65	Chairperson and Chief Executive Officer
Scott M. Coiante	57	Senior Vice President, Chief Financial Officer
Geoffrey P. Gilmore	58	Senior Vice President, Chief Administrative Officer
Robert G. Conway	67	Senior Vice President and Chief Corporate Planning & Supply Chain Officer
Paul Korner	58	Senior Vice President and Chief Medical Officer
Amy Welsh	53	Senior Vice President and Chief Commercial Officer

Al Altomari. Please see “Information about our Directors” above for biographical information regarding Mr. Altomari.

Scott M. Coiante. Mr. Coiante has been our Chief Financial Officer since August of 2023. He joined the Company from Aprea Therapeutics, Inc. where he served as the Chief Financial Officer from August 2019 until January 2023 and remained as an employee through March 31, 2023. Prior to joining Aprea Therapeutics, Inc., Mr. Coiante served as our Senior Vice President and Chief Financial Officer from 2010 to August 2019. From 2002 to 2010, Mr. Coiante was Vice President of Finance and Treasurer at Medarex, Inc., formerly a Nasdaq listed biotech company that was acquired in 2009 by Bristol Myers Squibb. From 1989 to 2002, Mr. Coiante held management positions of increasing responsibility at Ernst & Young LLP. Mr. Coiante received a B.S. in Accounting from Villanova University.

Geoffrey P. Gilmore. Mr. Gilmore has been our Senior Vice President and Chief Administrative Officer since November 2022. Prior to that, Mr. Gilmore served as our General Counsel since August 2014. From 2012 to April 2016, Mr. Gilmore was a principal of Life Sciences Advisory Services, providing consulting services to the pharmaceutical and life science industries. He served as Senior Vice President, General Counsel and Corporate Secretary of Amicus Therapeutics, Inc., a public bio-pharmaceutical company, from 2008 to 2012. Prior to joining Amicus, Mr. Gilmore spent 10 years at Bristol-Myers Squibb where he held roles of increasing responsibility in the legal department with the Commercial, Intellectual Property, and R&D legal groups, served in the Office of the Corporate Secretary and then reported to the General Counsel as Vice-President and Senior Counsel, Corporate Securities. Mr. Gilmore began his legal career in the business and finance groups at Philadelphia based law firms, Ballard Spahr LLP and Montgomery McCracken Walker & Rhoads LLP. Mr. Gilmore received his B.A. degree from Franklin and Marshall College and his J.D. from the University of Michigan Law School.

Robert G. Conway. Mr. Conway has served as our Senior Vice President and Chief Corporate Planning and Supply Chain Officer since November 2022. Prior to that, he served as our Senior Vice President and Chief Supply Chain Officer since January 2020, as our Senior Vice President, Enterprise Planning and Information Management from 2017 to 2020, as our Senior Vice President of Operations from 2014 to 2017 and as our Chief Development Officer and Vice President of Operations from 2004 to 2014. Mr. Conway has over thirty years of practice in U.S. and international operations with an extensive background in the medical device, pharmaceutical and consumer products industries. Mr. Conway has also previously served as Principal of R. G. Conway and Associates, an independent engineering and project management-consulting firm. Prior to consulting in 1997, Mr. Conway began his career in healthcare with Johnson & Johnson and later joined a Johnson & Johnson supported venture-backed medical device company operating as President and Chief Operating Officer. Mr. Conway holds a B.S. degree in Mechanical Engineering from New Jersey Institute of Technology.

Paul Korner. Dr. Korner has been our Chief Medical Officer since August 2020. He has served in various leadership positions of increasing responsibility at several global companies focused on female reproductive health, including Solvay Pharmaceuticals, Wyeth Research, Bayer, and Ferring Pharmaceuticals. Dr. Korner has led more than 50 clinical trials that include multiple engagements with the U.S. Food and Drug Administration, European Medicines

Agency, Pharmaceuticals and Medical Devices Agency in Japan, and Health Canada. Most recently Dr. Korner brought his clinical and development acumen to the gene therapy space as a Senior Vice President of Clinical Development & Medical Affairs at Axovant Gene Therapies, Ltd. He currently serves on the Laidlaw Venture Partners Scientific Advisory Board and the Board of Directors of Voltron Therapeutics as an Independent Director. Dr. Korner received his MD from the Stritch School of Medicine at Loyola University and also holds an MBA from the Michael J. Coles College of Business at Kennesaw State University.

Amy Welsh. Amy Welsh has been our Senior Vice President and Chief Commercial Officer since November 2022. Prior to that Ms. Welsh served as our Vice President, Marketing since May 2020. She brings over 25 years of industry marketing experience to Agile with a proven track record in product launch and lifecycle management. Prior to joining Agile, Ms. Welsh served for 3 years as the Vice President of Marketing at Antares Pharma Inc., a public specialty pharmaceutical company, where she oversaw the launch of its flagship brand XYOSTED, as well as the commercialization of products, strategic planning of developmental assets, as well as new M&A opportunities. Before Antares, she spent over eight years at AstraZeneca in brand management and marketing roles of increasing responsibility. Ms. Welsh also brings perspective and experience from her time working at a digital advertising agency dedicated to serving the life sciences industry. Ms. Welsh earned a dual B.A. degree in Marketing Communications and English Literature from LaSalle University.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the compensation strategy, policies, programs and practices for the named executive officers identified in the Summary Compensation Table.

Compensation Philosophy and Programs

We are a “smaller reporting company” as defined in Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and Item 10 of Regulation S-K, and in accordance with relevant SEC rules and guidance. We have elected, with respect to the disclosures required by Item 402 (Executive Compensation) of Regulation S-K, to comply with the disclosure requirements applicable to smaller reporting companies. Our intent with this overview is to enhance our stockholders’ understanding of our compensation philosophy and programs for our executive officers as well as the compensation committee’s role in the design and administration of these programs and as it relates to specific compensation decisions for our named executive officers.

Our executive compensation philosophy is centered around attracting and retaining talented executives who are essential for our continued growth and success and aligning the interests of these executives with those of our stockholders so that we can build long-term stockholder value. To achieve this objective, in addition to annual base salaries, our executive compensation program utilizes a combination of annual incentives through structured cash bonuses based on pre-defined goals as well as long-term incentives through equity-based compensation. On the whole, we follow a “market median” target compensation philosophy approach, reviewing each compensation component (base salary, target AIP and LTI awards) against the market median with flexibility to target an individual’s base and/or total compensation opportunity above or below the market median based on performance, critical skills and recognition for current and/or anticipated future contributions. In establishing overall executive compensation levels, our compensation committee may consider the following factors, including (i) the executive’s scope of responsibilities, (ii) the strategic importance of the executive’s role, (iii)  relevant peer group data, (iv) attainment of individual and overall company performance objectives, (v) recruitment and/or retention concerns, and (vi) the results of the advisory vote of the stockholders on the “say-on-pay” proposal at the prior years’ annual meeting of the stockholders. A substantial portion of executive compensation is directly tied to the achievement of corporate performance objectives, and the contribution of these individuals to build a profitable business and stockholder value over time.

Our executive compensation program is administered by the compensation committee of our Board (the “Compensation Committee”), with guidance and input from our Chief Executive Officer and our independent compensation consultant, Pay Governance. The Compensation Committee oversees the governance, design and administration of our executive compensation programs and evaluates these programs against competitive practice, legal and regulatory developments and corporate governance trends. We are committed to continuing to incorporate leading design and governance practices into our compensation programs. The Compensation Committee, in addition to other activities mentioned above, establishes the new performance objectives for the upcoming fiscal year and approves merit, bonus and equity awards for the current year. The Compensation Committee solicits and considers evaluations and recommendations submitted by the Chief Executive Officer for the Compensation Committee’s review and approval. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee in consultation with the Board, and the Compensation Committee approves any adjustments to his compensation as well as equity awards to be granted. The Compensation Committee obtains and considers input from Pay Governance, including benchmarking data discussed below. Mr. Altomari, our Chief Executive Officer, plays no role in determining his own salary, annual cash performance bonus or equity compensation.

Our Peer Group and the Use of Peer Group Compensation Data

Since 2016, the Compensation Committee has periodically engaged Pay Governance as its independent consultant to assist the Compensation Committee in evaluating its executive compensation program. The Compensation Committee has assessed the independence of Pay Governance, considering the factors required by Nasdaq and concluded that Pay Governance is independent from the Company and there are no conflicts of interest.

Each year the Compensation Committee has engaged Pay Governance to provide compensation market data, provide updates on executive compensation trends and regulatory development and provide recommendations to be used to establish compensation levels and plans for our executive officers for the following year. In doing so, Pay Governance develops a relevant peer group of companies (described below) in order to perform a thorough compensation review and analysis of our executive compensation levels and plans when compared to this group of peers, including base salary, annual cash bonus and long-term equity incentive awards.

In August 2023, at the recommendation of Pay Governance, the Compensation Committee approved modest changes to the peer group to align with our evolution as a commercial organization, and removed two companies that were either acquired, restructured, or had fallen outside the financial evaluation criteria, and added one company at similar commercial stage. In 2023 our peer group consisted of the following 19 companies:

AcelRx Pharmaceuticals	Femays	Spectrum Pharmaceuticals
Aytu BioPharma	Kala Pharmaceuticals	Sutro Biopharma
Aziyo Biologics	Lipocine Inc.	Trevena
Baudex Bio, Inc.	Marinus Pharmaceuticals	VYNE Therapeutics
Cidara Therapeutics Inc.	OptiNose Inc.	Zynerba Pharma
Dare Bioscience	Palatin Technologies
Evofem Biosciences, Inc.	SCYNEXIS

We believe that our selected peer group provides useful information to help us establish competitive compensation practices and levels of compensation that allow us to attract, retain and motivate a talented executive team and, at the same time, aligns the interests of our executives with those of our stockholders. We believe our executive compensation must be competitive within such peer groups, yet fully aligned with our current stage of development and our responsibilities to stockholders. The target goal for annual cash salary, annual cash bonus and long-term equity remains around or at the 50th percentile of our peer group.

In 2023, the Board and Compensation Committee did not award annual cash bonuses to our Named Executive Officers for the 2022 fiscal year given our need to preserve cash, though our corporate performance against our 2022 annual goals was approved at 70% of the target. In February 2024, management recommended to the Board that the Company forego performance bonuses for the fiscal year 2023 in order to preserve cash. As a result the Company reversed a bonus accrual of approximately $2.1 million. The Board and Compensation Committee did award annual equity grants in the normal course in June 2023. No merit based salary adjustments were awarded to our Named Executive Officers in 2023 given our need to preserve cash, although Messrs. Altomari and Gilmore elected to take salary increases in the form of restricted stock unit (“RSU”) awards. The Company does not plan to award merit based salary adjustments for the Named Executive Officers in 2024.

Summary Compensation Table

The following table provides information concerning the compensation paid to our President and Chief Executive Officer, and our other two most highly compensated individuals, for the fiscal years ended December 31, 2023 and 2022. We refer to these individuals as our named executive officers.

			Restricted
			Stock Unit	Option	All Other
Name and Principal Position	Year	Salary	Awards (2)	Awards (1)	Compensation		Total
Al Altomari	2023	$600,554	$115,228	$26,958	$45,978	(3)	$788,718
Chairperson & Chief	2022	$600,554	$—	$196,396	$43,842		$840,792
Executive Officer

Geoffrey P. Gilmore	2023	$450,000	$50,136	$9,705	$44,851	(4)	$554,692
Sr. VP, Chief Administrative Officer	2022	$429,492	$—	$65,458	$49,428		$544,378

Paul Korner	2023	$442,000	$33,480	$9,705	$52,596	(5)	$537,781
Chief Medical Officer	2022	$442,000	$—	$65,458	$38,402		$545,860

Scott M. Coiante	2023	$161,250	$42,000	$—	$13,148	(6)	$216,398
Chief Financial Officer	2022	$—	$—	$—	$—		$—
(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted computed in accordance with Financial Accounting Standard Board Accounting Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 10 to the financial statements as of December 31, 2023. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(2)	Represents total grant date value of RSUs that were granted on June 28, 2023, for Messrs. Altomari and Gilmore and Dr. Korner, and on October 3, 2023, for Mr. Coiante, and is based on the closing price of Agile common stock on the grant date and the total number of restricted stock units granted. This amount does not reflect the actual economic value that will be realized by the named executive officer. 37,500 RSU awards for Mr. Altomari, 13,500 RSU awards for Mr. Gilmore, and 13,500 RSU awards for Dr. Korner are expected to vest 25% on each four-year anniversary. 8,963 RSU awards for Mr. Altomari, and 6,716 RSU awards for Mr. Gilmore are each expected to vest in one year, June 28, 2024 and were awarded in lieu of a cash increase in their base salaries. 20,000 RSU awards for Mr. Coiante are expected to vest 25% on each four-year anniversary of Mr. Coiante’s start of employment date with the Company, August 16, 2024, and were awarded as an inducement grant to a new hire in connection with Mr. Coiante’s joining the Company.
(3)	Represents $29,112 for premiums paid by us for health and group life insurance, $12,200 paid by us for safe harbor match and $4,666 paid by us for life insurance.
(4)	Represents $31,581 for premiums paid by us for health and group life insurance, $12,200 paid by us for safe harbor match and $1,070 paid by us for life insurance.
(5)	Represents $39,589 for premiums paid by us for health and group life insurance, $12,200 paid by us for safe harbor match and $807 paid by us for life insurance.
(6)	Represents base salary and $13,148 for premiums paid by us for health and group life insurance for time worked from September through December 2023. Mr. Coiante joined Agile Therapeutics on August 16, 2023, so no data is available for 2022.

Narrative Explanation of Certain Aspects of the Summary Compensation Table

Pursuant to employment agreements entered into with us, each of our named executive officers is eligible to receive (i) a base salary and (ii) an annual performance bonus payable in cash, stock or a combination of both at the discretion of the compensation committee of the Board. The target amount of each named executive officer’s annual performance bonus is a percentage of his or her base salary, as set forth in the table below, and the actual amount payable is based on the achievement of individual and corporate objectives.

On August 16, 2023, Mr. Coiante became our Senior Vice President, Chief Financial Officer (“CFO”). In connection with his appointment as CFO, Mr. Coiante entered into an employment agreement and was awarded a grant of an RSU for 20,000 shares of the Company’s common stock vesting over four years. Pursuant to the terms of his employment agreement, Mr. Coiante will receive an initial annual base salary of $430,000 and will be eligible to participate in the Company’s benefit and compensation plans, including the Company’s annual bonus plan and the 2023 Equity Incentive Compensation Plan. Mr. Coiante’s target annual bonus is 45% of his base salary, which, for 2023, shall be pro-rated for Mr. Coiante’s actual period of service in 2023.

Base Salary and Annual Performance Bonus

The base salary and target annual performance bonus for each of our named executive officers for our fiscal year ended December 31, 2023, is listed in the table below:

	2023	2023 Target
Name	Base Salary	Performance Bonus
Al Altomari	$600,554	60%
Scott M. Coiante	$430,000	45%
Geoffrey P. Gilmore	$450,000	45%
Paul Korner	$442,000	45%

For 2022, the Compensation Committee, based on a recommendation from management, did not approve a merit-based increase in base salary for any officer in connection with our overall performance. The Compensation Committee had initially intended to award bonus payments for our named executive officers to reflect the commercial performance of Twirla, the management of our financial resources and progress on the Company’s Phase 4 commitments in 2021 at 50% of each executive’s target. However, given our need to preserve cash, the named executive officers were not granted these bonuses. In addition, the long-term equity incentives were reduced in value compared to the awards granted in 2021 because of the reduced number of shares available in the Company’s incentive plan. Mr. Altomari’s long-term equity incentive grants were reduced by 88%, Mr. Gilmore’s grants were reduced by 89% and Dr. Korner’s grants were reduced by 84% in 2022. In November 2022, Mr. Gilmore was promoted to Senior Vice President, Chief Administrative Officer and his salary was increased to $450,000.

For 2023, the Compensation Committee, based on a recommendation from management, again did not approve a merit-based increase in base salary for any officer based on our continued need to preserve cash. Messrs. Altomari and Gilmore elected to take salary increases in the form of restricted stock unit (“RSU”) awards and were granted RSUs for 8,963 shares and 6,716 shares respectively. Objectives for the named executive officers’ target bonuses for our fiscal year ended December 31, 2022 included three general categories: (1) the commercial performance of Twirla, as measured by net revenue, weighted at 50% of the total bonus potential; (2) management of our financial position for the 2022 fiscal year, as measured by our pre-tax earnings and cash position, collectively weighted at 40% of the total bonus potential; and (3) activities related to evaluating its pipeline and implementing the post approval commitments to the FDA in connection with the FDA’s approval of Twirla, and business development activity either through acquisition of additional product or similar transaction, both collectively weighted at 10% of the total bonus potential.

Objectives for the 2022 named executive officer target bonuses were deemed to be achieved at 70%, which at the discretion of the Compensation Committee reflected that we had (i) not met our net revenue target, (ii) partially achieved our goals to raise capital but had successfully managed our expenses, (iii) met the objectives for evaluating our pipeline and fully met the timelines for our obligations to the FDA, and (iv) reviewed and identified multiple business development candidates throughout the course of the year. The Compensation Committee, based on a recommendation from management did not approve bonuses for our named executive officers in a continued effort to conserve cash.

For fiscal year ended December 31, 2023, the Compensation Committee had established the following goals which must be achieved in order for the named executive officers to fully realize their potential annual cash bonus targets:

●	Twirla Growth: Achieving growth of Twirla net revenue as measured by established targets;
●	Financial Management: Reducing our loss and financing the Company’s operations through 2023 as measured by targets for pre-tax earnings and cash; and
●	Building Agile: Pursuing business development opportunities to grow our business and meet our Phase 4 commitments to the U.S. Food and Drug Administration for 2023.

In light of the Company’s continuing cash constraints, management recommended to the Board not to award bonuses to the named executive officers for the Company’s performance in 2023. The Company has no plans to make any merit based salary adjustments to the salaries of the named executive officers in 2024 in a continuous effort to conserve cash.

Equity Compensation

We have historically offered stock options as the primary long-term incentive vehicle to our employees, including our named executive officers, as the long-term incentive component of our compensation program. Stock options allow employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes. We typically grant stock options to new hires upon their commencing employment with us. Awards to newly hired employees generally vest with respect to 25% of the total number of option shares on the first anniversary of the grant date and in equal monthly installments over the following 36 months.

As part of an annual compensation evaluation of our named executive officers at the beginning of each year, the compensation committee of the Board considers granting stock options and other long-term incentive vehicles to our named executive officers based on such executive’s individual performance for the preceding year and as an incentive for future performance. Stock options are granted under our 2023 Equity Incentive Compensation Plan, or the 2023 Plan, and generally vest with respect to 25% of the total number of option shares on the first anniversary of the grant date and in equal monthly installments over the following 36 months. RSUs can also be granted under the 2023 Plan, and generally vest with respect to 25% of the total number of restricted stock units on the first four anniversaries of the grant date.

Effective January 19, 2022, the Compensation Committee granted each of Mr. Altomari, Mr. Gilmore, and Dr. Korner options to purchase shares of our common stock in the amount of 337, 112, and 112 (respectively), each at an exercise price of $684 per share, which was the closing price of our common stock on January 19, 2022. The Compensation Committee made its decision to grant stock options to our named executive officers based on (i) their individual performance for 2021 and contribution to the Company’s performance against its corporate goals in 2021 and (ii) to incentivize future performance.

On November 9, 2022, the Compensation Committee approved an off-cycle grant for all active employees, including our named executive officers. The Compensation Committee granted each of Mr. Altomari, Mr. Gilmore, and Dr. Korner options to purchase shares of our common stock in the amount of 600, 200 and 200 (respectively), each at an exercise price of $10.22 per share, which was the closing price of our common stock on November 9, 2022.

On June 28, 2023, following the Company’s Annual Meeting, the Compensation Committee approved an annual grant for all active employees including our named executive officers. The Compensation Committee granted each of Mr. Altomari, Mr. Gilmore, and Dr. Korner a mix of options and RSUs. The options to purchase shares of our common stock were in the amount of 12,500, 4,500 and 4,500 (respectively) at an exercise price of $2.48 per share, which was the closing price of our common stock on June 28, 2023. The RSUs were granted under the 2023 Plan equivalent to shares of the Company’s common stock in the amount of 37,500, 13,500 and 13,500 (respectively). At the same time, Messrs. Altomari and Gilmore were awarded RSUs in the amount of 8,963 shares and 6,716 shares, respectively, in lieu of cash salary increases.

On October 3, 2023, Scott Coiante was granted an equity award (“Inducement Grant”) in the form of an RSU for 20,000 shares of the Company’s common stock (“Shares”). The Inducement Grant is governed by the terms of an individual award agreement, and the 2023 Equity Incentive Compensation Plan. The Inducement Grant will vest on a four-year vesting schedule, with 25% of the Shares subject to the option vesting on the first four anniversaries of the date that Mr. Coiante commenced his employment with Agile, subject to Mr. Coiante’s continued employment with the Company on each vesting date and subject to accelerated vesting in the event of a change in control.

As described under “Outstanding Equity Awards as of December 31, 2023” below, all outstanding and unvested equity awards held by our named executive officers are subject to accelerated vesting in the event we experience a change in control and the equity awards are not assumed by the successor corporation, or at the discretion of the Board. In addition, all outstanding equity awards held by our named executive officers are subject to accelerated vesting in the event of a termination without cause or resignation for good reason that occurs in connection with a change in control, as described under “Severance and Change in Control Benefits” below.

Outstanding Equity Awards as of December 31, 2023

The following table sets forth information regarding each outstanding equity award held by each of our named executive officers as of December 31, 2023. The number of shares subject to each award and, where applicable, the exercise price per share, reflect all changes as a result of our capitalization adjustments.

	Option Awards					Stock Awards
		Number of	Number of			Number of	Market Value
		Securities	Securities			Shares or	of Shares or
		Underlying	Underlying			Units of	Units of
		Unexercised	Unexercised	Option		Stock That	Stock That
		Options	Options	Exercise	Option	Have Not	Have Not
	Grant	Exercisable	Unexercisable	Price	Expiration	Vested	Vested
Name	Date(1)	(#)	(#)	($)(2)	Date	(#)	($)
Al Altomari	6/24/2014	36	—	$21,500.00	6/23/2024
	2/19/2015	45	—	$18,900.00	2/18/2025
	2/19/2015	45	—	$21,500.00	2/18/2025
	2/8/2016	49	—	$11,860.00	2/7/2026
	1/25/2017	119	—	$4,520.00	1/24/2027
	1/24/2018	127	—	$6,920.00	1/23/2028
	6/20/2018	75	—	$1,160.00	6/19/2028
	1/29/2019	270	—	$1,680.00	1/28/2029
	1/29/2019	77	—	$5,000.00	1/28/2029
	1/22/2020	408	8	$5,660.00	1/21/2030
	1/27/2021	255	90	$5,640.00	1/26/2031
	1/19/2022	163	174	$684.00	1/18/2032
	11/9/2022	164	435	$10.22	11/8/2032
	6/28/2023	—	12,500	$2.48	6/27/2033
	6/28/2023					46,463	$90,603

Scott M. Coiante	10/3/2023					20,000	$39,000

Geoffrey P. Gilmore	8/1/2014	15	—	$12,000.00	7/31/2024
	2/19/2015	9	—	$18,900.00	2/18/2025
	2/8/2016	14	—	$11,860.00	2/7/2026
	4/18/2016	14	—	$12,920.00	4/17/2026
	1/25/2017	69	—	$4,520.00	1/24/2027
	1/24/2018	53	—	$6,920.00	1/23/2028
	6/20/2018	75	—	$1,160.00	6/19/2028
	1/29/2019	85	—	$1,680.00	1/28/2029
	1/29/2019	19	—	$5,000.00	1/28/2029
	7/3/2019	75	—	$2,960.00	7/2/2029
	1/22/2020	155	3	$5,660.00	1/21/2030
	1/27/2021	101	28	$5,640.00	1/26/2031
	1/19/2022	59	53	$684.00	1/18/2032
	11/9/2022	56	143	$10.22	11/8/2032
	6/28/2023	—	4,500	$2.48	6/27/2033
	6/28/2023					20,216	$39,421

Paul Korner	8/17/2020	67	7	$5,740.00	8/16/2030
	1/27/2021	68	17	$5,640.00	1/26/2031
	1/19/2022	59	53	$684.00	1/18/2032
	11/9/2022	56	143	$10.22	11/8/2032
	6/28/2023	—	4,500	$2.48	6/27/2033
	6/28/2023					13,500	$26,325

(1)	Each of the option awards vest with respect to 25% of the shares one year following the date of grant and with respect to 1/36th of the remaining shares on each monthly anniversary thereafter over the following three years, subject to the executive’s continuous service with us through the vesting date.
(2)	All of the option awards listed in the table above were granted with a per share exercise price equal to or above the fair market value of our common stock on the date of grant.
(3)	Market value is based on the closing price of $1.95 on December 29, 2023, the last trading day of 2023.

Severance and Change in Control Benefits

Each of our named executive officers is eligible to receive certain benefits if his or her employment is terminated under certain circumstances, as described under “Severance and Change in Control Benefits” below.

Al Altomari

We entered into an employment agreement with Mr. Altomari on October 11, 2010, which was amended on December 18, 2012, April 12, 2016, and amended and restated on August 14, 2020, and November 22, 2022. Pursuant to the terms of the agreement, Mr. Altomari is entitled to receive certain benefits in the event his employment is terminated.

Payments Upon Termination Absent a Change in Control.

If Mr. Altomari terminates his employment for good reason or if we terminate his employment without reasonable cause (other than due to death or disability), in either case in the absence of a change in control, he is entitled to receive the following severance benefits: (i) base salary continuation for a period of 12 months, and (ii) reimbursement of Mr. Altomari’s health insurance premiums for a period of 12 months following the date of his termination or until Mr. Altomari obtains other employment, whichever is sooner. In the event of a change in control following his termination, any base salary continuation payments still due to Mr. Altomari shall be paid in full upon the change in control.

In the event Mr. Altomari’s employment terminates as a result of his disability, he will be entitled to receive (i) base salary continuation for a period of 12 months following the date of his termination, and (ii) reimbursement of Mr. Altomari’s health insurance premiums for a period of 12 months following the date of his termination due to his disability or until Mr. Altomari obtains other employment, whichever is sooner.

Payments Upon Termination in Connection with a Change in Control.

If Mr. Altomari terminates his employment for good reason or if we terminate his employment without reasonable cause (other than due to death or disability), in either case upon or within 12 months following a change in control, he is entitled to receive the following severance benefits: (i) a lump-sum cash payment in the amount of 2.0 times his then annual rate of base salary, (ii) a lump sum cash payment equal to Mr. Altomari’s target annual bonus for the year in which his termination occurs, (iii) reimbursement of Mr. Altomari’s health insurance premiums for a period of 24 months following the date of his termination or until Mr. Altomari obtains other employment, whichever is sooner and (iv) each outstanding equity award shall automatically vest in full.

Notwithstanding the foregoing, any payments and benefits that would otherwise be paid to Mr. Altomari (whether or not under his employment agreement) in connection with a change in control of the Company will be reduced to the extent necessary to ensure that he is not subject to any excise tax under Internal Revenue Code Section 4999 in connection with any change in control of the Company or his subsequent termination of employment. However, such reduction will not be made if Mr. Altomari would be better off (on an after-tax basis) receiving all payments and benefits and paying all excise and income taxes under Internal Revenue Code Section 4999.

Under Mr. Altomari’s employment agreement, the terms below are generally defined as follows:

“Change in Control” means (i) a merger or consolidation in which more than 50% of the voting securities of the Company are transferred and the composition of the board after such transaction constitutes less than 50% of the members of the board prior to the transaction; (ii) any acquisition, directly or indirectly, of beneficial ownership of more than 50% of the total combined voting power of the Company, other than in a capital-raising transaction; (iii) the sale, transfer, exclusive worldwide license or other disposition of all or substantially all of the assets of the Company; or (iv) the consummation of a complete dissolution or liquidation of the Company.

“Good reason” means Mr. Altomari’s resignation following notice to the Company of, and failure by the Company to cure, the occurrence of any of the following: (i) an office relocation of more than 50 miles; (ii) failure by the Company to comply with any material term of the employment agreement; or (iii) the demotion to a lesser position or substantial diminution of authority, duties or responsibilities, except for a reduction in title, position, responsibilities or duties solely by virtue of the Company being acquired and made part of, or operated as a subsidiary of, a larger company, so long as the new duties and responsibilities are reasonably commensurate with Mr. Altomari’s experience.

“Reasonable cause” means (i) an act or omission that constitutes dishonesty, disloyalty, fraud, deceit, gross negligence, willful misconduct or recklessness, including, but not limited to Mr. Altomari’s willful violation of the Company’s bylaws or code of conduct, and that is directly or indirectly materially detrimental to the Company’s best interest; (ii) intentional failure to perform any lawful duties assigned by the board after receiving notice and an opportunity to cure; (iii) the commission of any act that constitutes a felony; or (iv) any material breach of certain sections of the employment agreement.

The payment of any severance compensation described above is subject to Mr. Altomari’s execution and non-revocation of a general release of claims against the Company, and his compliance with non-competition and non-solicitation restrictive covenants for a 24-month period after his termination without cause or for good reason upon or within 12 months following a change of control and a 12-month period following his termination date in all other cases.

Geoffrey P. Gilmore

We entered into an employment agreement with Mr. Gilmore on April 12, 2016, which was amended on July 3, 2019, August 14, 2020, and November 1, 2022. Pursuant to the terms of the agreement, as amended, Mr. Gilmore is entitled to receive certain benefits in the event his employment is terminated.

Payments Upon Termination Absent a Change in Control.

If Mr. Gilmore terminates his employment for good reason or if we terminate his employment without reasonable cause (other than due to death or disability), in either case in the absence of a change in control, he is entitled to receive the following severance benefits: (i) base salary continuation for a period of 12 months, and (ii) reimbursement of Mr. Gilmore’s health insurance premiums for a period of 12 months following the date of his termination or until he obtains other employment, whichever is sooner. In the event of a change in control following his termination, any base salary continuation payments still due to Mr. Gilmore shall be paid in full upon the change in control.

In the event Mr. Gilmore’s employment terminates as a result of his disability, he will be entitled to receive (i) base salary continuation for a period of 12 months following the date of his termination, and (ii) reimbursement of his health insurance premiums for a period of 12 months following the date of his termination due to his disability or until he obtains employment, whichever is sooner.

Payments Upon Termination in Connection with a Change in Control.

If Mr. Gilmore terminates his employment for good reason or if we terminate his employment without reasonable cause (other than due to death or disability), in either case upon or within 12 months following a change in control, he is entitled to receive the following severance benefits: (i) a lump-sum cash payment in the amount of 1.5 times his then annual rate of base salary, (ii) a lump sum cash payment equal to his target annual bonus for the year in which his termination occurs, (iii) reimbursement of his health insurance premiums for a period of 18 months following the date of his termination or until he obtains other employment, whichever is sooner and (iv) each outstanding equity award shall automatically vest in full.

Notwithstanding the foregoing, any payments and benefits that would otherwise be paid to Mr. Gilmore (whether or not under his employment agreement) in connection with a change in control of the Company will be reduced to the extent necessary to ensure that he is not subject to any excise tax under Internal Revenue Code Section 4999 in connection with any change in control of the Company or his subsequent termination of employment. However, such reduction will not be made if Mr. Gilmore would be better off (on an after-tax basis) receiving all payments and benefits and paying all excise and income taxes under Internal Revenue Code Section 4999.

Under Mr. Gilmore’s employment agreement, the terms below are generally defined as follows:

“Change in Control” means (i) a merger or consolidation in which more than 50% of the voting securities of the Company are transferred and the composition of the board after such transaction constitutes less than 50% of the members of the board prior to the transaction; (ii) any acquisition, directly or indirectly, of beneficial ownership of more than 50% of the total combined voting power of the Company, other than in a capital-raising transaction; (iii) the sale, transfer, exclusive worldwide license or other disposition of all or substantially all of the assets of the Company; or (iv) the consummation of a complete dissolution or liquidation of the Company.

“Good reason” means Mr. Gilmore’s resignation following notice to the Company of, and failure by the Company to cure, the occurrence of any of the following: (i) an office relocation of more than 50 miles; (ii) failure by the Company to comply with any material term of the employment agreement; or (iii) the demotion to a lesser position or substantial diminution of authority, duties or responsibilities, except for a reduction in title, position, responsibilities or duties solely by virtue of the Company being acquired and made part of, or operated as a subsidiary of, a larger company, so long as the new duties and responsibilities are reasonably commensurate with Mr. Gilmore’s experience.

“Reasonable cause” means (i) an act or omission that constitutes dishonesty, disloyalty, fraud, deceit, gross negligence, willful misconduct or recklessness, including, but not limited to Mr. Gilmore’s willful violation of the Company’s bylaws or code of conduct, and that is directly or indirectly materially detrimental to the Company’s best interest; (ii) intentional failure to perform any lawful duties assigned by the Board after receiving notice and an opportunity to cure; (iii) the commission of any act that constitutes a felony; or (iv) any material breach of certain sections of the employment agreement.

The payment of any severance compensation described above is subject to Mr. Gilmore’s execution and non-revocation of a general release of claims against the Company, and his compliance with non-competition and non-solicitation restrictive covenants for an 12-month period after his termination without cause or for good reason upon or within 18 months following a change of control.

Paul Korner, M.D.

We entered into an employment agreement with Dr. Korner on August 17, 2020, which was amended on November 1, 2022. Pursuant to the terms of the agreement, Dr. Korner is entitled to receive certain benefits in the event his employment is terminated.

Payments Upon Termination Absent a Change in Control.

If Dr. Korner terminates his employment for good reason or if we terminate his employment without reasonable cause (other than due to death or disability), in either case in the absence of a change in control, he is entitled to receive the following severance benefits: (i) base salary continuation for a period of 12 months, and (ii) reimbursement of his health insurance premiums for a period of 12 months following the date of his termination or until he obtains other employment, whichever is sooner. In the event of a change in control following his termination, any base salary continuation payments still due to Dr. Korner shall be paid in full upon the change in control.

In the event Dr. Korner’s employment terminates as a result of his disability, he will be entitled to receive (i) base salary continuation for a period of 12 months following the date of his termination, and (ii) reimbursement of his health insurance premiums for a period of 12 months following the date of his termination due to his disability or until he obtains employment, whichever is sooner.

Payments Upon Termination in Connection with a Change in Control.

If Dr. Korner terminates his employment for good reason or if we terminate his employment without reasonable cause (other than due to death or disability), in either case upon or within 12 months following a change in control, he is entitled to receive the following severance benefits: (i) a lump-sum cash payment in the amount of 1.5 times his then annual rate of base salary, (ii) a lump sum cash payment equal to his target annual bonus for the year in which his termination occurs, (iii) reimbursement of his health insurance premiums for a period of 18 months following the date of his termination or until he obtains other employment, whichever is sooner and (iv) each outstanding equity award shall automatically vest in full.

Notwithstanding the foregoing, any payments and benefits that would otherwise be paid to Dr. Korner (whether or not under his employment agreement) in connection with a change in control of the Company will be reduced to the extent necessary to ensure that he is not subject to any excise tax under Internal Revenue Code Section 4999 in connection with any change in control of the Company or his subsequent termination of employment. However, such reduction will not be made if Dr. Korner would be better off (on an after-tax basis) receiving all payments and benefits and paying all excise and income taxes under Internal Revenue Code Section 4999.

Under Dr. Korner’s employment agreement, the terms below are generally defined as follows:

“Change in Control” means (i) a merger or consolidation in which more than 50% of the voting securities of the Company are transferred and the composition of the board after such transaction constitutes less than 50% of the members of the board prior to the transaction; (ii) any acquisition, directly or indirectly, of beneficial ownership of more than 50% of the total combined voting power of the Company, other than in a capital-raising transaction; (iii) the sale, transfer, exclusive worldwide license or other disposition of all or substantially all of the assets of the Company; or (iv) the consummation of a complete dissolution or liquidation of the Company.

“Good reason” means Dr. Korner’s resignation following notice to the Company of, and failure by the Company to cure, the occurrence of any of the following: (i) an office relocation of more than 50 miles; (ii) failure by the Company to comply with any material term of the employment agreement; or (iii) the demotion to a lesser position or substantial diminution of authority, duties or responsibilities, except for a reduction in title, position, responsibilities or duties solely by virtue of the Company being acquired and made part of, or operated as a subsidiary of, a larger company, so long as the new duties and responsibilities are reasonably commensurate with Dr. Korner’s experience.

“Reasonable cause” means (i) an act or omission that constitutes dishonesty, disloyalty, fraud, deceit, gross negligence, willful misconduct or recklessness, including, but not limited to Dr. Korner’s willful violation of the Company’s bylaws or code of conduct, and that is directly or indirectly materially detrimental to the Company’s best interest; (ii) intentional failure to perform any lawful duties assigned by the board after receiving notice and an opportunity to cure; (iii) the commission of any act that constitutes a felony; or (iv) any material breach of certain sections of the employment agreement.

The payment of any severance compensation described above is subject to Dr. Korner’s execution and non-revocation of a general release of claims against the Company, and his compliance with non-competition and non-solicitation restrictive covenants for a 12-month period after his termination without cause or for good reason upon or within 18 months following a change of control.

Scott M. Coiante.

We entered into an employment agreement with Mr. Coiante on August 16, 2023. Pursuant to the terms of the agreement, Mr. Coiante is entitled to receive certain benefits in the event his employment is terminated.

Payments Upon Termination Absent a Change in Control.

If Mr. Coiante terminates his employment for good reason or if we terminate his employment without reasonable cause (other than due to death or disability), in either case in the absence of a change in control, he is entitled to receive the following severance benefits: (i) base salary continuation for a period of 12 months, and (ii) reimbursement of his health insurance premiums for a period of 12 months following the date of his termination or until he obtains other employment, whichever is sooner. In the event of a change in control following his termination, any base salary continuation payments still due to Mr. Coiante shall be paid in full upon the change in control.

In the event Mr. Coiante’s employment terminates as a result of his disability, he will be entitled to receive (i) base salary continuation for a period of 12 months following the date of his termination, and (ii) reimbursement of his health insurance premiums for a period of 12 months following the date of his termination due to his disability or until he obtains employment, whichever is sooner.

Payments Upon Termination in Connection with a Change in Control.

If Mr. Coiante terminates his employment for good reason or if we terminate his employment without reasonable cause (other than due to death or disability), in either case upon or within 12 months following a change in control, he is entitled to receive the following severance benefits: (i) a lump-sum cash payment in the amount of 1.5 times his then annual rate of base salary, (ii) a lump sum cash payment equal to his target annual bonus for the year in which his termination occurs, (iii) reimbursement of his health insurance premiums for a period of 18 months following the date of his termination or until he obtains other employment, whichever is sooner and (iv) each outstanding equity award shall automatically vest in full.

Notwithstanding the foregoing, any payments and benefits that would otherwise be paid to Mr. Coiante (whether or not under his employment agreement) in connection with a change in control of the Company will be reduced to the extent necessary to ensure that he is not subject to any excise tax under Internal Revenue Code Section 4999 in connection with any change in control of the Company or his subsequent termination of employment. However, such reduction will not be made if Mr. Coiante would be better off (on an after-tax basis) receiving all payments and benefits and paying all excise and income taxes under Internal Revenue Code Section 4999.

Under Mr. Coiante’s employment agreement, the terms below are generally defined as follows:

“Change in Control” means (i) a merger or consolidation in which more than 50% of the voting securities of the Company are transferred and the composition of the board after such transaction constitutes less than 50% of the members of the board prior to the transaction; (ii) any acquisition, directly or indirectly, of beneficial ownership of more than 50% of the total combined voting power of the Company, other than in a capital-raising transaction; (iii) the sale, transfer, exclusive worldwide license or other disposition of all or substantially all of the assets of the Company; or (iv) the consummation of a complete dissolution or liquidation of the Company.

“Good reason” means Mr. Coiante’s resignation following notice to the Company of, and failure by the Company to cure, the occurrence of any of the following: (i) an office relocation of more than 50 miles; (ii) failure by the Company to comply with any material term of the employment agreement; or (iii) the demotion to a lesser position or substantial diminution of authority, duties or responsibilities, except for a reduction in title, position, responsibilities or duties solely by virtue of the Company being acquired and made part of, or operated as a subsidiary of, a larger company, so long as the new duties and responsibilities are reasonably commensurate with Mr. Coiante’s experience.

“Reasonable cause” means (i) an act or omission that constitutes dishonesty, disloyalty, fraud, deceit, gross negligence, willful misconduct or recklessness, including, but not limited to Mr. Coiante’s willful violation of the Company’s bylaws or code of conduct, and that is directly or indirectly materially detrimental to the Company’s best interest; (ii) intentional failure to perform any lawful duties assigned by the board after receiving notice and an opportunity to cure; (iii) the commission of any act that constitutes a felony; or (iv) any material breach of certain sections of the employment agreement.

The payment of any severance compensation described above is subject to Mr. Coiante’s execution and non-revocation of a general release of claims against the Company, and his compliance with non-competition and non-solicitation restrictive covenants for a 12-month period after his termination without cause or for good reason upon or within 18 months following a change of control.

Employee Benefits and Perquisites

We also provide group life insurance, health, vision, and dental care insurance to all employees, including our named executive officers. These benefits do not discriminate in scope, terms, or operation in favor of the named executive officers. All such benefits terminate at the time each individual is no longer employed with us or as otherwise provided in the applicable employment agreement. All our named executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. We maintain a 401(k) defined contribution plan, which is our primary retirement benefit for employees, including executives. We make a safe-harbor contribution of 100% of the first 3% of an employee’s elected salary deferral, plus 50% of the next 2% of salary deferral subject to Internal Revenue Service limitations. Although permitted under the plan, we have not matched employee contributions to the 401(k) plan.

We provide a life insurance benefit for our named executive officers in an amount equal to up to twice the named executive officer’s base salary and target bonus capped at $1,000,000.

We do not generally provide our named executive officers with perquisites or other personal benefits (other than severance benefits, and the life insurance benefit, as described above).

Director Compensation

During our fiscal year ended December 31, 2023, our non-employee directors who served on our Board were entitled to receive cash fees and were granted restricted stock units (RSUs) and options to purchase shares of our common stock for their service. A non-employee director is a director who is not employed by us and who does not receive compensation from us (other than for services as a director) or has a business relationship with us that would require disclosure under certain SEC rules. Due to our cash constraints, we paid the directors their cash fees for the first quarter of 2023 but did not pay the directors their fees for the rest of 2023. Mr. Altomari, our Chief Executive Officer and Chairperson of our Board, did not receive any compensation from us during our fiscal year ended December 31, 2023 for his service as a director and is not included in the table below.

	Fees Earned or	Option	Restricted
Name	Paid in Cash (4)	Awards (1)(2)	Stock Awards (1)(2)	Total
Sharon Barbari	$77,500	$3,344	$3,345	$84,189
Sandra Carson, M.D., FACOG	$55,000	$3,344	$3,345	$61,689
Seth H.Z. Fischer	$95,000	$3,344	$3,345	$101,689
John Hubbard, Ph.D.	$65,000	$3,344	$3,345	$71,689
Ajit S. Shetty, Ph.D. (3)	$14,375	$—	$—	$14,375
Josephine Torrente	$55,000	$3,344	$3,345	$61,689
(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the awards granted computed in accordance with Financial Accounting Standard Board Accounting Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 10 to the financial statements as of December 31, 2023. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(2)	As of December 31, 2023, our non-employee directors held the following aggregate number of shares under outstanding stock options (representing unexercised option awards—both exercisable and unexercisable) and unvested restricted stock unit awards:

	Aggregate Number of	Aggregate Number of
	Shares Underlying	Shares Underlying
Name	Option Awards	RSU Awards
Sharon Barbari	1,117	935
Sandra Carson, M.D., FACOG	1,117	935
Seth H.Z. Fischer	1,185	935
John Hubbard, Ph.D.	1,199	935
Ajit S. Shetty, Ph.D. (3)	127	—
Josephine Torrente	1,129	948
(3)	The compensation provided for Mr. Shetty represents payment until June 8, 2023, when he did not stand for re-election to the Board at the Company’s annual meeting of stockholders.
(4)	The amounts represent the fees earned by Board members in 2023; however, in an effort to preserve cash, the Company has only paid a portion of the fees for 2023 at this time.

Non-Employee Director Compensation

During 2023, each non-employee member of our Board is entitled to receive the following cash compensation for board services, as applicable:

●	$45,000 per year for service as a director;
●	$25,000 per year for service as lead independent director;
●	$20,000 per year for service as chairperson of the audit committee;
●	$15,000 per year for service as chairperson of the compensation committee;
●	$12,500 per year for service as chairperson of the finance committee;
●	$10,000 per year for service as chairperson of the nominating and corporate governance committee;

●	$12,500 per year for service as chairperson of the science and technology committee; and
●	$5,000 per year for service as a member on each committee, except each member of the compensation committee is entitled to receive $7,500 per year for service in that role, and each member of the audit committee is entitled to receive $10,000 per year for service in that role

Non-employee members of our Board receive automatic grants of equity awards under our 2023 Equity Incentive Compensation Plan (the “2023 Plan”). Each non-employee director joining our Board will automatically be granted equity awards totaling $150,000 in value split equally between a non-statutory stock option to purchase shares of common stock with an exercise price equal to the fair market value of our common stock on the grant date and a restricted stock unit, or RSU. The shares subject to each initial option grant and RSU will vest in three successive equal annual installments over the 3-year period measured from the date of the non-employee director’s election to our Board, subject to the non-employee director’s continued board service through each vesting date and provided that the director attends at least 75% of the board meetings held during each respective year of board service.

In addition, on the date of each annual meeting of our stockholders, each non-employee director will automatically be granted equity awards totaling $75,000 in value split equally between a non-statutory stock option to purchase shares of our common stock on that date with an exercise price equal to the fair market value of our common stock on the grant date and an RSU. In 2023, because of the limited number of shares of common stock available for issuance pursuant to the 2023 Plan, each non-employee director received equity awards totaling approximately $6,690 each, which was evenly split into (i) a stock option to purchase 1,065 shares of common stock, which shares will vest on the first anniversary of the grant date, subject to the non-employee director’s continued board service through such date and provided that the non-employee director attends at least 75% of the board meetings held during such year of board service, and (ii) 935 RSUs, which will vest on the first anniversary of the grant date, subject to the non-employee director’s continued board service through such date and provided that the non-employee director attends at least 75% of the board meetings held during such year of board service. The decision to establish a value of equity awards and to equally split the awards between stock option shares and RSUs was based on a review of director equity compensation by our Board that included participation by the Compensation Committee’s independent compensation advisor, Pay Governance. In making this determination, our Board considered our business plan, our stock price and potential dilution to stockholders, and the need to adequately compensate our directors for their service.

The shares subject to each option grant or RSU under the director compensation policy will immediately vest upon (i) an acquisition of the Company by merger or asset sale, (ii) the successful completion of a tender offer for more than 50% of our outstanding voting stock or (iii) a change in the majority of our Board effected through one or more proxy contests for board membership, or a Change in Control. All automatic director options have a maximum term of ten years.

We will also continue to reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

Limitation of Liability and Indemnification Arrangements

As permitted by the Delaware General Corporation Law (the “DGCL”), we have adopted provisions in our amended and restated certificate of incorporation and amended and restated by-laws, as amended, that limit or eliminate the personal liability of our directors. Consequently, a director will not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability for:

●	any breach of the director’s duty of loyalty to us or our stockholders;
●	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●	any unlawful payments related to dividends or unlawful stock repurchases, redemptions or other distributions; or

●	any transaction from which the director derived an improper personal benefit.

These limitations of liability do not alter director liability under the federal securities laws and do not affect the availability of equitable remedies such as an injunction or rescission.

In addition, our amended and restated by-laws provide that we will:

●	indemnify our directors, officers and, in the discretion of our Board, certain employees to the fullest extent permitted by the DGCL; and
●	advance expenses, including attorneys’ fees, to our directors and, in the discretion of our Board, to our officers and certain employees, in connection with legal proceedings, subject to limited exceptions.

We have entered into separate indemnification agreements with our directors and executive officers. These agreements, among other things, provide for indemnification of our directors and executive officers for certain expenses, judgments, fines and settlement amounts, among others, incurred by such persons in any action or proceeding arising out of such person’s services as a director or executive officer in any capacity with respect to any employee benefit plan or as a director, partner, trustee or agent of another entity at our request. We believe that these indemnification agreements, along with the above-referenced provisions of our amended and restated certificate of incorporation and amended and restated bylaws, are necessary to attract and retain qualified persons as directors and executive officers.

We also maintain general liability insurance to provide insurance coverage to our directors and officers for losses arising out of claims based on acts or omissions in their capacities as directors or officers, including liabilities under the Securities Act of 1933, as amended, or the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling the registrant pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

These provisions may discourage stockholders from bringing a lawsuit against our directors and officers in the future for any breach of their fiduciary duties. These provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors, officers and certain employees pursuant to these indemnification provisions. We believe that these provisions, the indemnification agreements and the insurance are necessary to attract and retain talented and experienced directors and officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 24, 2024 (except as otherwise noted) for:

●	based on reports filed with the SEC, each person, or group of persons, who beneficially owns more than five percent (5%) of our common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 6,856,229 shares of common stock outstanding at April 24, 2024. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or warrants held by that person or entity that are currently exercisable or that will become exercisable or releasable within 60 days of April 24, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Agile Therapeutics, Inc., 500 College Road East, Suite 310, Princeton, New Jersey 08540.

	Number of Shares
	Beneficially	Percentage of Shares
Name of Beneficial Owner(1)	Owned	Beneficially Owned
Named Executive Officers and Directors
Al Altomari (2)	3,281	*	%
Scott M. Coiante (3)	80	*
Geoffrey P. Gilmore (4)	891	*
Paul Korner, M.D. (5)	305	*
Sharon Barbari (6)	2,090	*
Sandra Carson, M.D., FACOG (7)	2,090	*
Seth H.Z. Fischer (8)	2,161	*
John Hubbard, Ph.D., FCP (9)	2,175	*
Josephine Torrente (10)	2,088	*

All current executive officers and directors as a group (11 persons)(11)	15,879	*	%
*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)	This table is based upon information supplied by officers, directors and stockholders known by us to be beneficial owners of more than five percent of our common stock as well as Section 16 reports filed with the SEC. We have not independently verified such information.
(2)	Includes (a) 1,286 shares of common stock owned by Mr. Altomari and (b) 1,995 shares of common stock that Mr. Altomari has the right to acquire from us within 60 days of April 24, 2024.
(3)	Represents 80 shares of common stock owned by Mr. Coiante.
(4)	Includes (a) 40 shares of common stock owned by Mr. Gilmore and (b) 851 shares of common stock that Mr. Gilmore has the right to acquire from us within 60 days of April 24, 2024.
(5)	Includes (a) zero shares of common stock owned by Dr. Korner and (b) 305 shares of common stock that Dr. Korner has the right to acquire from us within 60 days of April 24, 2024.
(6)	Includes (a) 38 shares of common stock owned by Ms. Barbari and (b) 2,052 shares of common stock that Ms. Barbari has the right to acquire from us within 60 days of April 24, 2024.
(7)	Includes (a) 38 shares of common stock owned by Dr. Carson and (b) 2,052 shares of common stock that Dr. Carson has the right to acquire from us within 60 days of April 24, 2024.
(8)	Includes (a) 41 shares of common stock owned by Mr. Fischer and (b) 2,120 shares of common stock that Mr. Fischer has the right to acquire from us within 60 days of April 24, 2024.

(9)	Includes (a) 41 shares of common stock owned by Dr. Hubbard and (b) 2,134 shares of common stock that Dr. Hubbard has the right to acquire from us within 60 days of April 24, 2024.
(10)	Includes (a) 39 shares of common stock owned by Ms. Torrente and (b) 2,049 shares of common stock that Ms. Torrente has the right to acquire from us within 60 days of April 24, 2024.
(11)	Includes (a) 1,632 shares of common stock owned and (b) 14,247 shares of common stock that these individuals have the right to acquire from us within 60 days of April 24, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the cash and equity compensation arrangements of our directors and named executive officers discussed under “Director Compensation” and “Executive Compensation,” the following is a description of transactions since January 1, 2023, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with or immediate family members of any of the foregoing, had or will have a direct or indirect material interest.

Employment Agreements

We have entered into employment agreements with certain of our executive officers. For more information regarding these agreements, see the section of this Amendment entitled “Executive Compensation.”

Equity Awards and Payments to Executive Officers and Directors

We have granted stock options to our executive officers and certain of our directors and paid fees to certain of our directors as more fully described in the section entitled “Director Compensation” and “Executive Compensation.”

Review and Approval of Related Party Transactions

Our Audit Committee Charter requires that our Audit Committee review and approve or ratify transactions involving us and any executive officer, director, director nominee, 5% stockholder and certain of their immediate family members, also referred to herein as a related person. The policy and procedures cover any transaction involving a related person, also referred to herein as a related person transaction, in which the related person has a material interest, and which does not fall under an explicitly stated exception set forth in the applicable disclosure rules of the SEC.

A related person transaction will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the related person’s interest in the transaction. In considering related person transactions, the Audit Committee will consider any information considered material to investors and the following factors:

●	the related person’s interest in the transaction;
●	the approximate dollar value of the transaction;
●	whether the transaction was undertaken in the ordinary course of our business;
●	whether the terms of the transaction are no less favorable to us than terms that we could have reached with an unrelated third party; and
●	the purpose and potential benefit to us of the transaction.

Item 14. Principal Accountant Fees and Services

The following table sets forth all fees paid or accrued by us for professional audit services and other services rendered by Ernst & Young LLP during the fiscal years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees(1)	$740,000	$908,360
Audit‑Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$740,000	$908,360
(1)	Audit Fees: Consist of fees for professional services provided by Ernst & Young LLP in connection with the audit of our financial statements, review of our quarterly financial statements, and related services that are normally provided in connection with registration statements, including our 2023 and 2022 public offerings of common stock in connection with our shelf registration statements. Included in the 2023 audit fees are $115,000 of fees billed in connection with our public offerings of common stock. Included in the 2022 audit fees are $262,000 of fees billed in connection with our public offering of common stock.
(2)	Audit-Related Fees: Consist of fees for professional services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax Fees: Consist of fees for professional services in connection with tax compliance, tax planning, and tax advice, including foreign tax return preparation and requests for rulings or technical advice from tax authorities.
(4)	All Other Fees: Consist of the aggregate fees billed for products and services provided, other than the services reported as Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval of Audit and Non-Audit Services

Consistent with requirements of the SEC and the Public Company Accounting Oversight Board regarding auditor independence, our audit committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. In recognition of this responsibility, our audit committee (or the chair if such approval is needed on a time urgent basis) generally pre-approves of all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:

(a)         Financial Statements

The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of the Original Form 10-K in Item 8, entitled “Financial Statements and Supplementary Data.”

(b)         Financial Statement Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

(c)         Exhibits

The list of exhibits filed with this Amendment is set forth in the Exhibit Index immediately preceding the signature page and is incorporated herein by reference.

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

4.5	Form of Warrant (Incorporated by reference, Exhibit 4.1 to Company's Current Report on Form 8 - K, file number 001 - 36464, filed on October 8, 2021.)

4.6	Form of Series A Warrant (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

4.7	Form of Series B Warrant (Incorporated by reference, Exhibit 4.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

4.8	Form of Placement Agent Warrant (Incorporated by reference, Exhibit 4.3 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

4.9	Form of Series A-1 Warrant (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

4.10	Form of Series A-2 Warrant (Incorporated by reference, Exhibit 4.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

4.11	Form of Series B Pre-Funded Warrant (Incorporated by reference, Exhibit 4.3 to Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

4.12	Form of Placement Agent Warrant (Incorporated by reference, Exhibit 4.4 to Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

4.13	Form of Series C-1 Warrant (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.14	Form of Series C-2 Warrant (Incorporated by reference, Exhibit 4.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

4.15	Form of Series D Pre-funded Warrant (Incorporated by reference, Exhibit 4.3 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

Exhibit Number
4.16	Form of Placement Agent Warrant (Incorporated by reference, Exhibit 4.4 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

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

4.23	Form of New Warrant (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed December 4, 2023.)

4.24±	Form of New Warrant

4.25	Form of New Warrant (Incorporated by reference, Exhibit 4.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 23, 2024.)

4.26	Form of Placement Agent Warrant (Incorporated by reference, Exhibit 4.3 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 23, 2024.)

4.27

Amendment to Warrants and Certificate of Adjustment between Agile Therapeutics, Inc. and Perceptive Credit Holdings III, LP, dated as of October 30, 2023 (Incorporated by reference, Exhibit 4.25 to Company’s Registration on Form S-1, file number 333-194621, filed on December 11, 2023.)

4.28	Description of Capital Stock (Incorporated by reference, Exhibit 4.4 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on February 20, 2020.)

10.1+	Form of Indemnification Agreement. (Incorporated by reference, Exhibit 10.1 to Company’s Second Amendment of Registration Statement on Form S-1, file number 333-194621, filed on May 5, 2014.)

10.2+	Form of Performance Unit Issuance Agreement (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on January 26, 2018.)

Exhibit Number
10.3

Lease Agreement, dated August 6, 2021 by and between Agile Therapeutics, Inc. and 500 College Road Venture, LLC (Incorporated by reference, Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on November 2, 2021.)

10.4

Common Stock Sales Agreement dated November 8, 2019 by and between Agile Therapeutics, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference, Exhibit 1.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on November 8, 2019.)

10.5

Common Stock Sales Agreement dated March 18, 2021, by and between Agile Therapeutics, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference, Exhibit 1.1 to the Company’s Current Report on Form 8-K, file number 001-036464, filed on March 18, 2021.)

10.6

Common Stock Sales Agreement dated April 27, 2022 by and between Agile Therapeutics, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference, Exhibit 1.1 to Company’s Current Report on Form 8-K, file number 001-036464, filed on April 27, 2022.)

10.7

Controlled Equity OfferingSM Sales Agreement dated January 10, 2022 by and among Agile Therapeutics, Inc. and Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (Incorporated by reference, Exhibit 1.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on January 10, 2022.)

10.8

Engagement Agreement, by and between Agile Therapeutics, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference, Exhibit 10.32 to Company’s Amendment No. 1 to Registration Statement on Form S-1/A, file number 333-264960, filed on June 29, 2022.)

10.9

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

10.12

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

10.14

Waiver and Fourth Amendment to Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of May 11, 2022 (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 12, 2022.)

Exhibit Number
10.15

Fifth Amendment to Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, L.P. dated as of July 25, 2022 (Incorporated by reference, Exhibit 10.1 to Company’s Quarterly Report on form 10-Q, file number 001-36464, filed on November 7, 2022.)

10.16

Waiver and Sixth Amendment to Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of March 21, 2023 (Incorporated by referenced, Exhibit 10.18 to Company Registration on Form S-1, file number 333-271249, filed on April 14, 2023.)

10.17

Seventh Amendment to Credit Agreement and Guaranty among Agile Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of October 30, 2023 (Incorporated by reference, Exhibit 10.19 to Company’s Registration on Form S-1, file number 333-194621, filed on December 11, 2023.)

10.18

Eighth Amendment to Credit Agreement and Guaranty, by and among Agile Therapeutics, Inc., the guarantors from time to party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of February 9, 2024 (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 15, 2024.)

10.19

Form of Securities Purchase Agreement, dated March 13, 2022, by and between Agile Therapeutics, Inc. and the purchaser signatory thereto (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on March 15, 2022.)

10.20

Form of Securities Purchase Agreement by and between Agile Therapeutics, Inc. and the purchasers signatory thereto (Incorporated by reference, Exhibit 10.31 to Company’s Amendment No. 1 to Registration Statement on Form S-1/A, file number 333-264960, filed on June 29, 2022.)

10.21

Form of Securities Purchase Agreement, by and between Agile Therapeutics, Inc., and certain purchasers (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on July 8, 2022.)

10.22

Form of Securities Purchase Agreement, dated May 22, 2023, by and between Agile Therapeutics, Inc. and certain purchasers (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

10.23

Form of Warrant Amendment Agreement, dated May 22, 2023, by and between Agile Therapeutics, Inc. and certain holders (Incorporated by reference, Exhibit 10.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on May 25, 2023.)

10.24	Form of Exercise Agreement (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 23, 2024.)

10.25*

Project Agreement, dated April 30, 2020, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.26*

First Amendment to Project Agreement, dated June 1, 2020, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.13 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 1, 2021.)

Exhibit Number
10.27*

Second Amendment to Project Agreement, dated January 1, 2021, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on November 2, 2021.)

10.28*

Third Amendment to Project Agreement, dated July 1, 2021, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC. (Incorporated by reference, Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on November 2, 2021.)

10.29*

Fourth Amendment to Project Agreement, dated September 1, 2021, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC. (Incorporated by reference, Exhibit 10.24 to Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 30, 2022.)

10.30*

Fifth Amendment to Project Agreement, dated February 1, 2022, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services LLC (Incorporated by reference, Exhibit 10.5 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on May 12, 2022.)

10.31*

Sixth Amendment to Project Agreement, dated January 3, 2023, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.27 to the Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 23, 2023.)

10.32*

Seventh Amendment to Project Agreement, dated September 28, 2023, by and between Agile Therapeutics Inc., and Syneos Health Commercial Services, LLC (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on September 28, 2023.)

10.33*

Master Service Agreement, dated October 11. 2017, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.34*

First Amendment to Master Service Agreement, dated April 30, 2020, by and between Agile Therapeutics, Inc. and inVentiv Commercial Services, LLC (Incorporated by reference, Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.35*

Manufacturing and Commercialization Agreement, dated April 30, 2020, by and between Agile Therapeutics, Inc. and Corium, Inc. (Incorporated by reference, Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on August 11, 2020.)

10.36

Amendment No. 1 to Manufacturing and Commercialization Agreement, by and between Corium, Inc. and Agile Therapeutics, Inc., dated as of July 25, 2022, and Bill of Sale by Agile Therapeutics, Inc. to Corium Inc., dated as of July 25, 2022 (Incorporated by reference, Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on November 7, 2022.)

10.37+

Agile Therapeutics, Inc. Amended and Restated 2014 Incentive Compensation Plan (Incorporated by reference, Appendix A to Registrant’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, file number 001-36464, filed on April 25, 2018.)

10.38+

Agile Therapeutics, Inc. 2023 Equity Incentive Plan effective June 8, 2023 (Incorporated by reference, Exhibit 99.1 to Company’s Registration Statement on Form S-8, file number 333-272576, filed on June 9, 2023.)

10.39+

Amended and Restated Employment Agreement, dated November 22, 2022 by and between Agile Therapeutics, Inc. and Alfred Altomari (Incorporated by referenced, Exhibit 10.33 to the Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 23, 2023.).

Exhibit Number
10.40+

Amended and Restated Employment Agreement, dated November 1, 2022 by and between Agile Therapeutics, Inc. and Geoffrey P. Gilmore (Incorporated by referenced, Exhibit 10.34 to the Company’s Annual Report on Form 10-K, file number 001-36464, filed on March 23, 2023.).

10.41+

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

10.43+

Transition and Separation Agreement, dated August 17, 2023, by and between Agile Therapeutics, Inc. and Jason Butch (Incorporated by reference, Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q, file number 001-36464, filed on November 9, 2023.)

10.44	Form of Warrant Amendment and Additional Issuance Agreement (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on December 4, 2023.)

23.1	Consent of Independent Registered Public Accounting Firm (Incorporated by reference, Exhibit 23.1 to Company's Annual Report on Form 10-K, file number 001-36464, filed on March 28, 2024).

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Agile Therapeutics, Inc. Compensation Recoupment Policy (Incorporated by reference, Exhibit 97.1 to Company's Annual Report on Form 10 - K, file number 001 - 36464, filed on March 28, 2024).

101

The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Loss, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Indicates management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(b)(10).
**	Filed or furnished, as applicable, herewith.
±	Filed with this Amendment to our Annual Report on Form 10-K to address a scriveners error in its original filing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2024.

AGILE THERAPEUTICS, INC.

By:	/s/ ALFRED ALTOMARI
Alfred Altomari
Chief Executive Officer