Form 10-Q
period 2024-03-31
AGILE THERAPEUTICS INC
filed 2024-05-15
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 6,856,229 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 14, 2024.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2024

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth and strategies, including expense reduction strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the attractiveness of our business to potential investors or business partners, our ongoing and planned manufacturing and commercialization of Twirla®, the potential market acceptance and uptake of Twirla®, the development of our other potential product candidates, the strength and breadth of our intellectual property, our planned clinical studies, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our potential product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical study data, the industry in which we operate and the trends that may affect the industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our available cash and our ability to obtain additional funding to fund our business plan without delay and to continue as a going concern;
●	our ability to pay our obligations as they come due;
●	we are quoted on the OTC markets, which could affect the liquidity in trading of our common stock and affect our ability to raise capital;
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	our ability to successfully maintain and enhance the commercialization of and increase the uptake for Twirla, our only approved product;
●	the rate and degree of market acceptance of Twirla by physicians, patients, clinics, institutions, third-party payors and others in the healthcare community;
●our ability to obtain adequate coverage and reimbursement for Twirla in the United States from private and public third-party payors;
●	the size and growth of the markets for Twirla and our ability to serve those markets;

●	shortages of key materials in the supply chain affecting the manufacture and distribution of Twirla;
●	regulatory and legislative developments in the United States and foreign countries, which could include, among other things, a government shutdown;
●	the growth in demand for Twirla and our ability to manage the levels of Twirla inventory, which could result in our having to write off inventory and our inability to meet the minimum requirements under our supply agreement with Corium Innovations, Inc. (“Corium”);
●	our ability to timely obtain from our third-party manufacturer, Corium, sufficient quantities or quality of Twirla or other materials to supply commercial demand and/or a clinical trial or other tests and studies;
●	the ability of Corium to produce commercial supply in quantities and quality sufficient to satisfy market demand for Twirla;
●	the performance and financial condition of Corium or any of the suppliers;
●	our ability to design and successfully complete a post-marketing long-term, prospective observational safety study comparing risks for venous thromboembolism, or VTE, and arterial thromboembolism, or ATE, in new users of Twirla to new users of oral combined hormonal contraceptives, or CHCs, and new users of Xulane in U.S. women of reproductive age using CHCs and the outcomes of our discussions with the United States Food and Drug Administration, or FDA, regarding the results of our post-marketing commitment, or PMC, to assess the residual drug content of Twirla after use;
●	our ability to maintain regulatory approval of Twirla and the labeling under any approval we obtain;
●	our ability to obtain and maintain intellectual property protection for Twirla and our product candidates;
●	the success and timing of our clinical trials or other studies, including post-marketing studies for Twirla;
●	development of unexpected safety or efficacy concerns related to Twirla;
●	our ability to continue to develop and maintain successful sales and marketing capabilities, including our ability to maintain an effective sales force or failure to build-out and implement an effective health care compliance program;
●	our ability to retain key employees and recruit the additional personnel we will need to support our commercialization plan for Twirla; and
●	our ability to successfully implement our strategy.

Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. You should also read carefully the factors described in the “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on March 28, 2024 to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, any such inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard any of these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1. Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,615	$2,557
Accounts receivable, net	4,813	3,392
Inventory, net	3,748	2,738
Prepaid expenses and other current assets	811	843
Total current assets	11,987	9,530
Property and equipment, net	50	75
Right of use asset	335	412
Other non-current assets	238	238
Total assets	$12,610	$10,255

Liabilities and stockholders’ deficit
Current liabilities:
Long-term debt, current portion	$—	$1,515
Notes payable, current portion	—	191
Accounts payable	12,620	9,574
Accrued expenses	8,443	9,131
Lease liability, current portion	378	366
Total current liabilities	21,441	20,777

Lease liabilities, long-term	—	100
Warrant liability	1,493	5,696
Total liabilities	22,934	26,573
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 4,850 issued and no shares outstanding at March 31, 2024 and no shares issued and outstanding at December 31, 2023	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 6,856,229 and 2,963,657 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5	4
Additional paid-in capital	411,555	406,846
Accumulated deficit	(421,884)	(423,168)
Total stockholders’ deficit	(10,324)	(16,318)
Total liabilities and stockholders’ deficit	$12,610	$10,255

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share and share data)

	Three Months Ended
	March 31,
	2024	2023

Revenues, net	$5,716	$3,813
Cost of product revenues	1,680	2,003
Gross profit	4,036	1,810

Operating expenses:
Research and development	$495	$763
Selling and marketing	3,682	4,670
General and administrative	2,616	3,085
Total operating expenses	6,793	8,518
Loss from operations	(2,757)	(6,708)

Other income (expense)
Interest income	23	33
Interest expense	(185)	(402)
Unrealized gain on warrant liability	4,203	1,687
Total other income (expense), net	4,041	1,318
Income (loss) before benefit from income taxes	1,284	(5,390)
Benefit from income taxes	—	—
Net income (loss) and comprehensive income (loss)	$1,284	$(5,390)

Net income (loss) per share (basic and diluted)	$0.28	$(5.91)

Weighted-average common shares (basic and diluted)	4,631,902	912,044

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional	Accumulated		Total
	Number of		Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance December 31, 2023	—	$—	2,963,657	$4	$406,846	$—	$(423,168)	$(16,318)
Share-based compensation - stock options and RSUs	—	—	—	—	333	—	—	333
Issuance of common stock in connection with the exercise of common stock warrants, net of expenses	—	—	3,892,572	1	4,376	—	—	4,377
Net income	—	—	—	—	—	—	1,284	1,284
Balance March 31, 2024	—	$—	6,856,229	$5	$411,555	$—	$(421,884)	$(10,324)

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

Agile Therapeutics, Inc.

Statements of Changes in Stockholders' Deficit

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

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,284	$(5,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26	26
Amortization	77	67
Noncash stock-based compensation	333	498
Noncash amortization of deferred financing costs	135	307
Unrealized gain on warrants	(4,203)	(1,687)
Changes in operating assets and liabilities:
Accounts receivable	(1,421)	254
Inventory	(1,010)	(879)
Prepaid expenses and other assets	32	260
Accounts payable and accrued expenses	2,358	5,026
Lease liability	(87)	(77)
Net cash used in operating activities	(2,476)	(1,595)

Cash flows from investing activities:
Acquisition of property and equipment	—	—
Net cash (used in) provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from At-the-Market sales of common stock, net of offering costs	—	1,003
Proceeds from the exercise of common stock warrants, net of offering costs	4,376
Repayments of debt	(1,650)	(225)
Repayments of note payable	(191)	—
Net cash provided by financing activities	2,535	778

Net increase (decrease) in cash and cash equivalents	59	(817)
Cash and cash equivalents, beginning of period	2,556	5,246
Cash and cash equivalents, end of period	$2,615	$4,429

Supplemental cash flow information
Interest paid	$50	$94

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

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

The Company’s sole approved product, Twirla, is a once-weekly prescription contraceptive patch that received approval from the U.S. Food and Drug Administration, or FDA, in February 2020 and was commercially launched in early December 2020. Substantially all of the Company’s resources are currently dedicated to commercializing Twirla in the United States. The Company has generated minimal product revenue to date and is subject to a number of risks similar to those of other early stage commercial companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the need to obtain additional capital necessary to fund the development of its products, reliance on a consistent supply chain both for Twirla and in general, macroeconomic factors such as inflation, competition from larger companies, and compliance with FDA and other government regulations. If the Company does not continue to successfully commercialize Twirla, it will be unable to generate recurring product revenue or achieve profitability. The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of March 31, 2024, the Company had an accumulated deficit of approximately $421.9 million. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, as the Company:

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

Going Concern

As of March 31, 2024, the Company had cash and cash equivalents of $2.6 million and a $9.5 million working capital deficit. The Company’s current liquidity is sufficient to fund operations into June 2024. The Company closely monitors its cash and cash equivalents and will need to raise additional funds to meet its projected operating requirements, including the continued commercialization of Twirla, and exploring the advancement of its existing pipeline and its possible expansion through business development activities.

The Company has generated losses since inception, used substantial cash in operations, has a working capital deficit as of March 31, 2024, and anticipates it will continue to incur net losses for the foreseeable future. The Company’s future success depends on its ability to obtain additional capital and/or implement various strategic alternatives, and there can be no assurance that any financing can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, management has concluded that there is substantial doubt about the Company’s ability to

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

March 31, 2024

(amounts in tables in thousands, except share and per share data)

continue as a going concern through the 12 months following the date on which this Quarterly Report on Form 10-Q is filed.

The Company continues to analyze various alternatives, including refinancing alternatives, potential asset sales and mergers and acquisitions. The Company’s future success depends on its ability to raise additional capital as discussed above. The Company cannot be certain that these initiatives, or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current stockholders will experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company then may be unable to continue the commercialization of Twirla, and may also be required to cut operating costs, and forego future development and other opportunities.

The unaudited financial statements as of March 31, 2024 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan and successfully commercialize Twirla. The unaudited financial statements as of March 31, 2024 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 28, 2024.

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

2. Summary of Significant Accounting Policies

The Company’s complete listing of significant accounting policies is described in Note 2 to the Company’s audited financial statements as of December 31, 2023 included in its Annual Report on Form 10-K filed with the SEC on March 28, 2024.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

March 31, 2024

(amounts in tables in thousands, except share and per share data)

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

Accounts Receivable and Allowances

Accounts receivable are amounts owed to the Company by its customers for product that has been delivered. The accounts receivable are recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses represents the Company’s estimate of losses over the life of the receivables. The Company evaluates forward-looking economic factors and uses professional judgment to determine the allowance for credit losses. The credit loss reserves are reviewed and adjusted periodically. Credit loss reserves were not material as of March 31, 2024 and December 31, 2023, respectively.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

March 31, 2024

(amounts in tables in thousands, except share and per share data)

Inventory

Inventory is valued utilizing the weighted average costing method. The Company records an inventory reserve for losses associated with dated, expired, excess or obsolete items. This reserve is based on management’s current knowledge with respect to inventory levels, planned production and sales volume assumptions. As of March 31, 2024 and December 31, 2023, inventory reserves approximated $1.4 million and $1.4 million, respectively.

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe the carrying values of any long-lived assets are impaired as of March 31, 2024.

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

Advertising Costs

The Company has elected to expense advertising costs when incurred. Advertising costs totaled zero for each of the three months ended March 31, 2024 and 2023, respectively.

Deferred Financing Costs

Costs directly attributable to the Company’s senior secured term loan (see Note 7) are deferred and reported as a reduction of the related term loan. These costs represent legal fees and other costs related to the term loan and are being amortized utilizing the straight-line method over the term of the loan. Amortization of deferred financing costs charged to interest expense was approximately $23,000 and $53,000 for the three months ended March 31, 2024 and 2023, respectively.

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

Major customers of the Company are defined as those constituting greater than 10% of its total revenue. In the three months ended March 31, 2024, the Company had sales to six customers that individually accounted for more than 10% of its total revenue. These customers had sales of $1.1 million, $0.9 million, $0.9 million, $0.8 million, $0.8 million, and $0.8 million, respectively, which represented 94% of total revenues in the three months ended March 31, 2024. Accounts receivable related to these six customers totaled 96% of the Company’s total accounts receivable as of March 31, 2024. In the three months ended March 31, 2023, the Company had sales to four customers that individually accounted for more than 10% of its total revenue. These customers had sales of $1.1

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

March 31, 2024

(amounts in tables in thousands, except share and per share data)

million, $0.9 million, $0.8 million and $0.8 million, respectively, which represented 92% of total revenues in the three months ended March 31, 2023.

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

In accordance with ASC 606, the Company must make judgments to determine the estimate for certain variable consideration. For example, the Company must estimate the percentage of end-users that will obtain the product through public insurance such as Medicaid or through private commercial insurance. To determine these estimates, the Company relied on quantitative and qualitative data from various internal and external sources to estimate its variable consideration.

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

March 31, 2024

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

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than twelve months. Twirla was commercially launched in December 2020, an estimate for product returns as of March 31, 2024 was made based on: (i) data provided to the Company by its distributors (including weekly reporting of distributors’ sales and inventory held by distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by third-parties including a third-party data provider which collects and publishes prescription data (iv) expired returns credits issued to date, and (v) the estimated remaining shelf life of Twirla previously shipped and currently being shipped to distributors. Estimated product returns are recorded as accrued expenses on the balance sheet.

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

Rebates – The Company is subject to mandatory and negotiated discount obligations under the Medicaid and VA/DOD programs. The rebate amounts for these programs are determined by statutory requirements or contractual arrangements. Rebates are owed after the product has been dispensed to an end user and the Company has been invoiced. Rebates are typically invoiced in arrears. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel at the end of each reporting period. Rebate estimates are recorded as accrued expenses on the balance sheet.

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

Provisions for the revenue reserves described above totaled $8.7 million and $4.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, reserves on the balance sheet associated with variable consideration were $11.1 million.

Warrants

The Company accounts for its warrants to purchase common stock in accordance with ASC 480, Distinguishing Liabilities from Equity.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

March 31, 2024

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

In connection with an underwritten public offering completed in October 2021, the Company issued warrants to purchase 6,660 shares of its common stock. These warrants are classified as liabilities and were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statements of Operations and Comprehensive Income (Loss) each reporting period. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants. This reduction resulted in an immaterial increase to additional paid-in-capital. See Notes 7 and 8 for additional information.

In connection with a registered direct offering completed in March 2022, the Company issued warrants to purchase 24,856 shares of its common stock. These warrants are classified as liabilities and were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations and Comprehensive Income (Loss) each reporting period. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants. This reduction resulted in an immaterial increase to additional paid-in-capital. See Notes 7 and 8 for additional information.

In connection with a letter agreement and waiver entered into with an investor on April 2022, the Company issued warrants to purchase 4,243 shares of common stock. These warrants are classified as liabilities and were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations and Comprehensive Income (Loss) each reporting period. See Note 8 for additional information.

In connection with a public offering completed in July 2022, the Company issued warrants to purchase 1,093,333 shares of its common stock, of which 433,333 warrants expired unexercised in July 2023. In February 2024, 100,000 of these warrants were exercised (see Note 9). These warrants are classified as liabilities and were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations and Comprehensive Income (Loss) each reporting period. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants.

In connection with a public offering completed in May 2023, the Company issued warrants to purchase 3,792,572 shares of its common stock. These warrants are classified as liabilities, were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations and Comprehensive Income (Loss) each reporting period. These warrants were exercised in February 2024 (see Note 9). This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants.

On December 3, 2023, the Company entered into a Warrant Amendment and Additional Issuance Agreement (“Warrant Amendment and Additional Issuance Agreement”) relating to the amendment of warrants to purchase shares of common stock that were issued in transactions on March 14, 2022, April 25, 2022, and May 25, 2023 (collectively, the “Warrants”). Collectively, the Warrants represent the right to purchase approximately 3.8 million shares of common stock. See Note 8 for additional information.

In connection with a warrant exercise agreement with a certain holder of its common stock warrants completed in February 2024, the Company issued new unregistered warrants to purchase up to 7,785,144 shares of common stock. These warrants are classified as liabilities and were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations and Comprehensive Income (Loss) each reporting period. See Note 8 for additional information.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

March 31, 2024

(amounts in tables in thousands, except share and per share data)

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

The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no uncertain tax positions as of March 31, 2024 that qualify for either recognition or disclosure in the financial statements under this guidance.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net income (loss) per share calculation, common stock warrants, unvested RSUs and stock options are considered to be potentially dilutive securities but are excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive, and therefore, basic and diluted net income (loss) per share were the same for all periods presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per share for the three months ended March 31, 2024 and 2023, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	March 31,
	2024	2023
Common stock warrants	9,676,830	1,130,024
Unvested restricted stock units	152,017	129
Common stock options	42,934	7,889
Total	9,871,781	1,138,042

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

March 31, 2024

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

The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2024 that had a material effect on its financial statements.

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3
March 31, 2024
Assets:
Cash and cash equivalents	$2,615	$—	$—
Total assets at fair value	$2,615	$—	$—

Liabilities:
Warrant Liability	$—	$—	$1,493
Total assets at fair value	$—	$—	$1,493

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

March 31, 2024

(amounts in tables in thousands, except share and per share data)

	Level 1	Level 2	Level 3
December 31, 2023
Assets:
Cash and cash equivalents	$2,557	$—	$—
Total assets at fair value	$2,557	$—	$—

Liabilities:
Warrant Liability	$—	$—	$5,696
Total assets at fair value	$—	$—	$5,696

The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of March 31, 2024 include (i) volatility 86.08% - 130.70%, (ii) risk-free interest rate 4.21% - 5.03%, (iii) strike price for the common warrants of $1.00, $1.56, $2.09, $3.69, $4.94, $45.00 and $1,700.00, (iv) fair value of common stock $0.34 and (v) expected life 0.65 – 5.18 years. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2023 include (i) volatility 101.5% - 126.0%, (ii) risk-free interest rate 3.8% - 4.0%, (iii) strike price for the common warrants $3.69, $45.00 and $1,700, (iv) fair value of common stock $1.95 and (v) expected life 2.8 - 4.4 years.

The following is a roll forward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2023	$5,696
Warrants issued	3,888
Warrants exercised	(3,480)
Change in fair value	(4,611)
Ending Balance March 31, 2024	$1,493

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2024 or 2023.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid insurance	$180	$441
Other	631	402
Total prepaid expenses and other current assets	$811	$843

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Gross to net accruals	$6,825	$6,492
Accrued compensation	908	832
Accrued professional fees and other	710	1,807
Total accrued liabilities	$8,443	$9,131

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

March 31, 2024

(amounts in tables in thousands, except share and per share data)

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

Operating lease expense was $89,000 for each of the three months ended March 31, 2024 and 2023, respectively. Operating cash flows used for operating leases during the three months ended March 31, 2024 and 2023 were approximately $87,000 and $77,000 respectively. As of March 31, 2024, the weighted average remaining lease term was 1.0 years, and the weighted average discount rate was 11.8%.

Future minimum lease payments under non-cancellable leases as of March 31, 2024 were as follows (in thousands):

2024	$298
2025	101
Total	$399
Less: Interest	(21)
Present value of lease liability	$378

7. Credit Agreement and Guaranty

On February 10, 2020, the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP (“Perceptive”) for a senior secured term loan credit facility of up to $35.0 million (the “Perceptive Credit Agreement”). A first tranche of $5.0 million was funded on execution of the Perceptive Credit Agreement. A second tranche of $15.0 million was funded as a result of the approval of Twirla by the FDA. On January 7, 2022, the Company prepaid $5.0 million of the outstanding debt, and Perceptive waived the prepayment premium. On July 8, 2022, the Company prepaid $5.0 million of the outstanding debt, and Perceptive waived the prepayment premium. On July 25, 2022, the Company entered into a fifth amendment to the Perceptive Credit Agreement, as amended (the “Fifth Amendment”). Pursuant to the Fifth Amendment, Perceptive agreed to release its security interest in certain assets being transferred from the Company to Corium in connection with an amendment to the Company’s Manufacturing and Commercialization Agreement with Corium and waive the Company’s obligations to comply with certain financial covenants through the end of 2022. In exchange, the Company agreed to prepay $7.0 million of outstanding principal which was paid on July 25, 2022. On March 21, 2023, the Company and Perceptive entered into a sixth amendment to the Perceptive Credit Agreement (the “Sixth Amendment”). The Sixth Amendment waived the Company’s obligations to (1) comply with certain financial covenants relating to minimum revenue requirements and minimum liquidity through June 30, 2023, and (2) file financial statements along with its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that are not subject to any “going concern” qualification. On October 30, 2023, the Company and Perceptive entered into a seventh amendment to the Perceptive Credit Agreement (the “Seventh Amendment”). The Seventh Amendment: (1) amended the Company’s obligations to comply with certain financial covenants relating to minimum revenue requirements, (2) amended and waived the Company’s obligations to comply with certain financial covenants relating to minimum liquidity through December 31, 2023, and (3) required the Company to make principal payments on its outstanding loan balance of $150,000 per month beginning on December 1, 2023.

The facility was scheduled to mature on February 10, 2024 (“Maturity Date”) but was extended to March 11, 2024. On March 11, 2024, the Company paid off the remainder of the principal balance of $1.35 million and has no borrowings outstanding under the Perceptive Credit Agreement as of March 31, 2024. The Perceptive Credit Agreement terminated upon repayment of the remaining balance.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

March 31, 2024

(amounts in tables in thousands, except share and per share data)

Borrowings under the Perceptive Credit Agreement accrued interest at an annual rate equal to the Secured Overnight Financing Rate for one-month deposits (“SOFR”) plus 10.25%.

All of the Company’s obligations under the Perceptive Credit Agreement were secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property. The Perceptive Credit Agreement contained certain representations and warranties, affirmative covenants, negative covenants and conditions that are customary for similar financings. The negative covenants restricted or limited the ability of the Company to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain investments or restricted payments (each as defined in the Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Perceptive Credit Agreement. In addition, as amended by the Seventh Amendment, the Company must (i) at all times for the period from June 30, 2023 to October 31, 2023 maintain a minimum cash balance of $0.5 million for the period from November 1, 2023 to December 31, 2023 maintain a minimum cash balance of $1.0 million, and after December 31, 2023 to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2023, report net revenues for the trailing 12-month period that are not less than $5.0 million. Pursuant to the Seventh Amendment, the Company received a waiver of certain financial covenants through December 31, 2023.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

March 31, 2024

(amounts in tables in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Long-term debt	$—	$1,650
Debt issuance costs	—	(23)
Warrant discount	—	(112)
Total debt	$—	$1,515
Less, current portion	—	1,515
Long-term debt, less current portion	$—	$—

The fair value of the warrants and the debt issue costs were amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of zero and $307,000 for the three months ended March 31, 2024 and 2023, respectively.

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

Public Offerings

In May 2023, the Company completed a best efforts public offering of an aggregate of 95,000 shares of common stock and 1,801,286 pre-funded warrants in lieu of shares of common stock and warrants to purchase a total of 3,792,572 shares of common stock at combined public offering price of $3.9551 per share. Proceeds from the public offering, net of underwriting discounts, commissions, and offering expenses were approximately $6.5 million. All of the pre-funded warrants had been exercised prior to December 31, 2023. H.C. Wainwright acted as the exclusive placement agent in connection with the Offering and, as compensation, received a cash fee of 7% of the aggregate proceeds raised in the Offering. The Company also issued to certain designees of H.C. Wainwright warrants to purchase up to 94,814 shares of commons stock with an exercise price of $4.9439 per share.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

March 31, 2024

(amounts in tables in thousands, except share and per share data)

In December 2023, the Company entered into a Warrant Amendment and Additional Issuance Agreement relating to the amendment of warrants to purchase shares of common stock that were issued in transactions on March 14, 2022, April 25, 2022, and May 25, 2023. Collectively, the Warrants represent the right to purchase approximately 3.8 million shares of common stock. Under the terms of the Warrant Amendment and Additional Issuance Agreement, the holder agreed to revise provisions related to the use of a Black-Scholes model to value the Warrants in the event of a change of control transaction. The holder also agreed to revise provisions related to the cashless exercise of the Warrants. In exchange for the holder’s agreement to amend the Warrants, the Company agreed to issue an additional new warrant (the “New Warrant”) to purchase 1,005,560 shares of common stock. The New Warrant has an exercise price of $2.09 per share of common stock. The New Warrant is exercisable six months after issuance and will expire five years from the date that the New Warrant is initially exercisable. The exercise price of the New Warrant is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the New Warrant.

February 2024 Warrant Exercise

As previously reported, the Company issued warrants on July 6, 2022 and May 25, 2023, each of which were amended on December 3, 2023 (collectively the “Warrants”) to a certain investor, collectively representing the right to purchase up to an aggregate of 3,892,572 shares of the common stock, par value $0.0001 per share, of the Company (“Common Stock”), at an exercise price of $3.69 per share. On February 22, 2024, the Company entered into a warrant exercise agreement (the “Exercise Agreement”) with this certain holder of its Warrants (the “Exercising Holder”) wherein the Exercising Holder agreed to exercise the Warrants for cash, at an exercise price reduced by the Company to $1.25 per share (the “Warrant Exercise”). The gross proceeds from the Warrant Exercise were approximately $4.8 million. In consideration for the Warrant Exercise, the Company issued new unregistered warrants to purchase shares of Common Stock (the “New Warrants”). The New Warrants are exercisable for an aggregate of up to 7,785,144 shares of Common Stock, at an exercise price of $1.00 per share and will be immediately exercisable upon issuance. 3,992,572 of the New Warrants will have a term of five years from the issuance date and 3,792,572 of the New Warrants will have a term of eighteen months from the issuance date. The exercise price of the New Warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the New Warrants. H.C. Wainwright & Co., LLC acted as placement agent and financial advisor in connection with the transaction and received a cash fee of 7.0% of the gross proceeds resulting from the Warrant Exercise, a management fee of 1.0% of the gross proceeds resulting from the Warrant Exercise and warrants (the “Placement Agent Warrants”) to purchase 194,629 of shares of Common Stock which is equal to 5.0% of the number of Warrants exercised at an exercise price of $1.5625.

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

ATM Sales Agreement

On April 27, 2022, the Company entered into a new at-the-market offering program (the “April 2022 ATM Agreement”) with H.C. Wainwright LLC and Co. (the “Sales Agent”) under which the Company is authorized to sell up to an aggregate of $12.8 million in gross proceeds through the sale of shares of common stock from time to time. The Company agreed to pay a commission of up to 3.0% of the gross proceeds of any common stock sold under the April 2022 ATM Agreement. Through September 30, 2022, the Company issued and sold a total of 173,750 shares of common stock under the April 2022 ATM Agreement, representing the entire capacity of the April 2022 ATM, resulting in net proceeds of approximately $12.2 million. On August 22, 2022, the Company increased the April 2022 ATM (“August 2022 ATM”). As increased, the Company was eligible to offer and sell, from time to time through the Sales Agent, shares of its common stock having an aggregate offering price of up to $75.0 million. During the year ended December 31, 2022, the Company issued and sold 78,852 shares of common stock under the August 2022 ATM resulting in net proceeds of approximately $0.9 million. During the three months

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

March 31, 2024

(amounts in tables in thousands, except share and per share data)

ended March 31, 2023, the Company issued and sold 72,698 shares for net proceeds of approximately $1.0 million. On April 12, 2023, the Company filed a prospectus supplement to its registration statement on Form S-3 for the August 2022 ATM verifying that it is now eligible to sell up to $4.5 million worth of shares through its ATM.

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cost of product revenues	$20	$29
Research and development	73	87
Selling and marketing	12	31
General and administrative	228	351
Total	$333	$498

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

March 31, 2024

(amounts in tables in thousands, except share and per share data)

9. Commitments and Contingencies

The Company has several firm purchase commitments, primarily related to the manufacture and supply of Twirla and the supply of a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services. Future firm purchase commitments under these agreements, the last of which ends in 2033, as well as the Company’s operating lease (see Note 6) total $212.9 million. This amount does not represent all of the Company’s anticipated purchases in the future, but instead represents only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend in 2024 or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.

In April 2020, the Company entered into a manufacturing and commercialization agreement with Corium (the “Corium Agreement”). Under the Corium Agreement, the Company has a requirement to order quarterly minimum volumes of approximately $5.6 million of product. In the event that the Company does not order the minimum volume, the Company is required to pay an additional fee equal to twenty-five percent (25%) per unit of the transfer price for all units ordered in that quarter. The Company did not meet the minimum volume order in the first or second quarter of 2022, and has, therefore, paid the additional 25% per unit fee as a penalty for all units ordered during the period. Based on then-current demand expectations for Twirla, the Company did not expect to meet the minimum volume order for the balance of 2022 and would be subject to the additional fee on future purchases. On July 25, 2022 the Company and Corium entered into Amendment No. 1 to the Corium Agreement (the “Amendment”) which was designed to restructure the contract minimums applicable to the purchase of manufactured Twirla and other services provided by Corium, transfer equipment ownership to Corium to support the manufacture of Twirla and extend the term of the Corium Agreement. Pursuant to the Amendment, the parties agreed to adjust the process for the Company providing Corium certain binding and non-binding forecasts required under the Corium Agreement. Additionally, Corium agreed not to enforce the original quantity minimums in the Corium Agreement, which were waived and replaced by new minimums based on Corium’s revenue for product purchased by the Company, expiring raw materials, and other services billed by Corium to support batch production and release. The guaranteed minimum revenue requirement for 2024 and each year thereafter was $22.5 million. On May 13, 2024, the Company and Corium entered into Amendment No. 2 to the Corium Agreement (the ‘Second Amendment”), which reset the guaranteed minimum revenue requirement for 2024 to $10.0 million. The transfer price for Twirla will be higher for the remainder of 2024 to support the lower guaranteed minimum revenue requirement. The guaranteed minimum revenue requirement for 2025 and beyond will return to $22.5 million per year. In the event that the Company does not meet the guaranteed minimum revenue requirements in any given year, the Company will be required to make additional payments to Corium for the shortfall. The Company agreed to make certain monthly supplemental payments to Corium through December 2023, which payments are eligible to be retroactively reduced based upon product orders placed by the Company during 2023 meeting certain designated thresholds. In connection with the supplemental payments, Corium will retain the proceeds for the sale of certain raw materials to which the Company would otherwise have economic right to offset such supplemental payments. Further, the Company agreed to reimburse Corium for any unused raw materials in the event the Company’s actual product requirements are lower than initially forecasted. Pursuant to the Amendment, the term of the Corium Agreement was extended to December 31, 2033. Pursuant to the Amendment, the parties agreed to transfer ownership of certain manufacturing equipment used in the manufacture of Twirla from the Company to Corium under a Bill of Sale dated July 25, 2022.

The Company records a provision for contingent losses when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. As of March 31, 2024, the Company has not recorded a provision for any contingent losses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Dollars in the text and in tabular format are presented in thousands, except per share data, or as otherwise indicated.

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

We are focused on our advancement as a commercial company. During 2024, we plan to continue executing our commercialization plan for Twirla, with the goal of establishing a growing position in the hormonal contraceptive market.

Our Strategy

Our near-term goal is to establish a growing franchise in the multi-billion dollar U.S. hormonal contraceptive market built on approval of Twirla in the United States. Our resources are currently focused on the commercialization of Twirla. In 2024, we plan to explore additional partnerships that could potentially increase the sales reach for Twirla, supplement growth, and further reduce operating expenses. We plan to explore all strategic opportunities, both internally and externally, that have the ability to maximize Twirla growth and increase shareholder value.

Our current priorities are as follows:

●	Continue to manage our available cash and obtain financing to fund our business plan without delay;
●	Continue to implement our commercialization plans for Twirla to increase uptake of Twirla in the United States, through targeted digital direct to customer advertising, should funding allow, growing our telemedicine presence through new partnerships and our existing partnership with Nurx®, and driving growth in the non-retail channel through our collaboration with Afaxys, which provides us access to some of the largest Planned Parenthood organizations in the country;
●	Continue to expand access to Twirla through multiple business channels including retail and specialty pharmacies, telemedicine, government contracting, and non-retail channels, including public health centers, through our relationship with Afaxys;
●	Expand coverage and reimbursement for Twirla in the United States from private and public third-party payors;

●	Maintain and manage the supply chain for Twirla to support increased commercialization of Twirla across the United States and working through as much existing and future inventory as possible prior to product becoming short-dated;
●	Reduce our operating loss and continue to progress towards generating positive cash flows;
●	Evaluate the advancement of our existing pipeline and its possible expansion through business development activities; and
●	Continue to implement our obligations related to our post-marketing requirement study of Twirla.

Financial Overview

Since our inception in 1997, we have never been profitable. In 2021 and 2022, we generated minimal revenue from sales of Twirla. Through March 31, 2024, we had an accumulated deficit of $421.9 million. Our net income was $1.3 million and our net loss was $5.4 million for the three months ended March 31, 2024 and 2023, respectively. Our net income for the three months ended March 31, 2024 was due to the unrealized gain on our warrant liability which is a component of other income (expense) in our Statement of Operations and Comprehensive Income (Loss). Although we had net income in the first quarter 2024, we expect to continue to incur operating losses for the foreseeable future as we commercialize Twirla. We have financed our operations primarily through the public offerings of equity securities, convertible preferred stock, term loans and sale of our New Jersey net operating losses. As of March 31, 2024, we had approximately $2.6 million in cash and cash equivalents.

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

As we continue to develop as a commercial company, we anticipate that our operating expenses will be primarily focused on commercialization activities for Twirla. We also expect a portion of our operating expenses in the future will be related to research and development as we design and conduct our long-term, prospective observational safety study for Twirla, which is a post marketing requirement from the FDA, and evaluate the development of our pipeline. We have significantly reduced our operating expenses through several measures, including optimizing our sales force, reorganizing our internal operations, reducing our advertising spend, and reorganizing our executive leadership team and general personnel. We are committed to continuing to explore ways to reduce expenses in a manner that allows us to simultaneously focus efforts and available resources on the commercialization, uptake and growth of Twirla. Our ability to reduce our operating loss and begin to generate positive cash flow from operations depends on the continued success in commercializing Twirla and maintaining discipline over our operating expenses. We continue to explore strategic opportunities that have the ability to maximize Twirla growth and increase shareholder value.

Going Concern

As of March 31, 2024, we had cash and cash equivalents of $2.6 million. We closely monitor our cash and cash equivalents and expect that our current cash will support operations through June 2024.

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

The unaudited financial statements as of March 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures, and/or execute on our business plan and continue the commercial growth of Twirla. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the three months ended March 31, 2024 and 2023, net sales totaled $5.7 million and $3.8 million, respectively, representing the sale of 70,662 units and 43,446 units, respectively.

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

For the three months ended March 31, 2024 and 2023, cost of product revenues totaled $1.7 million and $2.0 million, respectively.

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

For the three months ended March 31, 2024 and 2023, our research and development expenses were approximately $0.5 million and $0.8 million, respectively. The following table summarizes our research and development expenses by functional area.

	Three Months Ended
	March 31,
	(In thousands)
	2024	2023

Clinical development	$32	$45
Regulatory	111	111
Personnel related	279	520
Stock-based compensation	73	87
Total research and development expenses	$495	$763

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

For the three months ended March 31, 2024 and 2023, our selling and marketing expenses totaled approximately $3.7 million and $4.7 million, respectively. Since the commercial launch of Twirla in the United States, we have utilized a contract sales force. We anticipate that our selling and marketing expenses will continue to be significant as our commercialization efforts continue.

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

For the three months ended March 31, 2024 and 2023, our general and administrative expenses totaled approximately $2.6 million and $3.1 million, respectively.

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

There have been no material changes to our critical accounting policies and estimates from the information discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as filed with the SEC on March 28, 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended
	March 31,
	(In thousands)
	2024	2023	Change

Revenues, net	$5,716	$3,813	$1,903
Cost of product revenues	1,680	2,003	(323)
Gross profit	4,036	1,810	2,226

Operating expenses:
Research and development	$495	$763	$(268)
Selling and marketing	3,682	4,670	(988)
General and administrative	2,616	3,085	(469)
Total operating expenses	6,793	8,518	(1,725)
Loss from operations	$(2,757)	$(6,708)	3,951

Other income (expense)
Interest income	23	33	(10)
Interest expense	(185)	(402)	217
Unrealized gain on warrant liability	4,203	1,687	2,516
Total other income, net	4,041	1,318	2,723
Income (loss) before benefit from income taxes	1,284	(5,390)	6,674
Benefit from income taxes	—	—	—
Net income (loss)	$1,284	$(5,390)	$6,674

Revenues. Revenue, net increased by $1.9 million, or 50% from $3.8 million for the three months ended March 31, 2023 to $5.7 million for the three months ended March 31, 2024. Unit sales increased by 27,216 units, or 63%, from 43,446 units for the three months ended March 31, 2023, to 70,662 units for the three months ended March 31, 2024. The decrease in the percentage of growth between dollars and units pertains to increased price discounts offered to the non-retail sales channel. Revenue, net consists of sales of Twirla and reflects the shipment of Twirla to specialty distributors, net of estimates for applicable variable consideration, which consist primarily of wholesale distribution fees, prompt pay and other discounts, rebates, chargebacks, product returns, and co-pay assistance programs.

Cost of product revenues. Cost of product revenues decreased by $0.3 million, or 16% from $2.0 million for the three months ended March 31, 2023 to $1.7 million for the three months ended March 31, 2024. Cost of product revenues consist of direct and indirect costs related to the manufacturing of Twirla sold, including third-party manufacturing costs, packaging services, freight, obsolescence and allocations of overhead costs that are primarily fixed, such as salaries, benefits, and insurance.

Research and development expenses. Research and development expenses decreased by $0.3 million, or 35%, from $0.8 million for the three months ended March 31, 2023 to $0.5 million for the three months ended March 31, 2024. This decrease in research and development expenses was primarily due to a decrease in personnel costs.

Selling and marketing expenses. Selling and marketing expenses decreased by $1.0 million, or 21%, from $4.7 million for the three months ended March 31, 2023 to $3.7 million for the three months ended March 31, 2024. This decrease in selling and marketing expenses is due to reduced spending on marketing initiatives, the continued optimization of our contract sales force and a decrease in personnel costs.

General and administrative expenses.  General and administrative expense decreased by $0.5 million, or 15%, from $3.1 million for the three months ended March 31, 2023 to $2.6 million for the three months ended March 31, 2024. This decrease in general and administrative expenses was primarily due to a decrease in personnel costs.

Interest income.  Interest income comprises interest earned on cash and cash equivalents and marketable securities.

Interest expense.  Interest expense is attributable to our term loan with Perceptive and includes the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.  Interest expense decreased by $0.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to the reduction in the principal amount outstanding on the loan.

Unrealized gain on warrant liability. The unrealized gain on warrant liability was $4.2 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. Unrealized gain is attributable to the subsequent non-cash changes in the estimated fair value of the warrants issued in various public offerings and transactions between October 2021 and February 2024.

Liquidity and Capital Resources

At March 31, 2024, we had cash and cash equivalents totaling $2.6 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	(In thousands)
	2024	2023

Net cash used in operating activities	$(2,476)	$(1,595)
Net cash (used in) provided by investing activities	—	—
Net cash provided by financing activities	2,535	778
Net (decrease) increase in cash and cash equivalents	$59	$(817)

Operating Activities

Net cash used in operating activities was $2.5 million for the three months ended March 31, 2024 and consisted primarily of net income of $1.0 million adjusted for a $4.2 million unrealized gain on warrants, non-cash stock-based compensation expense of $0.3 million, $0.2 million of other non-cash charges, primarily interest expense, and $0.1 million of net working capital changes, primarily an increase in accounts payable and accrued expenses offset by an increase in inventory and accounts receivable. Net cash used in operating activities was $1.6 million for the three months ended March 31, 2023 and consisted primarily of a net loss of $5.4 million and $1.7 million unrealized gain on warrants, offset by non-cash stock-based compensation expense of $0.5 million, $0.4 million of other non-cash charges, primarily interest expense, and $4.6 million of positive working capital changes, primarily an increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was zero.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $2.5 million, which consists of net proceeds of $4.4 million from the exercise of 3,892,572 common stock warrants partially offset by $1.8 million of principal payments on our debt, including notes payable. Net cash provided by financing activities for the three months ended March 31, 2023 was $0.8 million, which consisted of net proceeds of $1.0 million from the sale of 72,699 shares of our common stock through an at-the-market, or ATM sales program partially offset by $0.2 million of principal payments on our debt.

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

ATM

On April 27, 2022, we entered into the April 2022 ATM Agreement under which we are authorized to sell up to an aggregate of $12.8 million in gross proceeds through the sale of shares of common stock from time to time in the April 2022 ATM. We agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement. Through September 30, 2022, we issued and sold a total of 173,750 shares of common stock under the April 2022 ATM Agreement, representing the entire capacity of the April 2022 ATM, resulting in net proceeds of approximately $12.2 million. On August 22, 2022, we increased the April 2022 ATM (“August 2022 ATM”). As increased, we were eligible to offer and sell, from time to time through the Sales Agent, shares of our common stock having an aggregate offering price of up to $75.0 million. During the year ended December 31, 2022, we issued and sold 78,853 shares of common stock under the August 2022 ATM resulting in net proceeds to us of approximately $0.9 million. On April 12, 2023, we filed a prospectus supplement to our registration statement on Form S-3 for the August 2022 ATM verifying that we were then eligible to sell up to $4.5 million worth of shares of common stock. During the three months ended March 31, 2023, we issued and sold 72,699 shares of common stock resulting in net proceeds of approximately $1.0 million.

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

Contractual Obligations and Commitments

In April 2020, we entered into a Manufacturing and Commercialization Agreement (the ‘Corium Agreement”) with Corium Innovations, Inc. (“Corium”) which replaced our previous development agreement. Pursuant to the Corium Agreement, Corium will manufacture and supply all of our product requirements for Twirla at certain specified rates. Under the terms of the Corium Agreement, Corium is to be the exclusive supplier of Twirla for ten years. The Corium Agreement included a quarterly minimum purchase commitment and a fixed price per unit for two years from December 2020, the date of the first commercial batch purchase order invoice, depending on annual purchase volume. During 2021, we did not meet all of our minimum quantity purchases from Corium, and as a result, paid penalties as required by our agreement with Corium. On July 25, 2022 we, along with Corium, amended the Corium Agreement to restructure the minimums applicable to the purchase of manufactured Twirla and to extend the term of the Corium Agreement until December 31, 2033. The Corium Agreement terminates automatically on December 31, 2033, but may be terminated for any reason upon the written mutual agreement of both parties; provided, however, that the parties must confer in good faith regarding possible mutual termination. In the event of such termination, we may still submit purchase orders after the notice of termination is given and until the time any such termination becomes effective. As of March 31, 2024, the minimum amount committed totals $210.1 million for the 10-year period from 2024 through 2033. On May 13, 2024, we and Corium entered into Amendment No. 2 to the Corium Agreement (the ‘Second Amendment”), which reset the guaranteed minimum revenue requirement for 2024 to $10.0 million. The transfer price for Twirla will be higher for the remainder of 2024 to support the lower guaranteed minimum revenue requirement. The guaranteed minimum revenue requirement for 2025 and beyond will return to $22.5 million per year.

In April 2020, we entered into a project agreement with inVentiv Commercial Services, LLC, or inVentiv, a Syneos Health Group Company, which we refer to as the Syneos Agreement, under our Master Services Agreement with inVentiv. Pursuant to the Syneos Agreement, inVentiv, through its affiliate Syneos Selling Solutions, will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services with respect to Twirla to us in exchange for an up-front implementation fee and a fixed monthly fee. Effective February 1, 2022, we entered into an amendment to the Syneos Agreement that extended the term until August 23, 2024. At that time, the Syneos Agreement will terminate automatically unless extended upon the mutual written agreement of the parties. We may terminate the Syneos Agreement for any reason upon timely written notice without incurring a termination fee. On September 28, 2023, we entered into the Seventh Amendment to the Syneos Agreement, pursuant to which we will pay Syneos a fixed weekly fee for the performance of Services (as defined in the Syneos Agreement) through August 23, 2024. As of March 31, 2024, the minimum amount committed totals $2.4 million.

Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. The lease for this space commenced in December 2021, and the minimum payments over the remaining 12-month term totals $0.4 million as of March 31, 2024.

Recent Accounting Pronouncements

See Note 2 to our financial statements that discusses new accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

[Reserved]

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Changes to Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A.    Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there are no material changes from the risk factors previously described in the “Risk Factors” included in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit
Number	Description of Document

4.1	Form of New Warrant (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 23, 2024.)

4.2	Form of New Warrant (Incorporated by reference, Exhibit 4.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 23, 2024.)

4.3	Form of Placement Agent Warrant (Incorporated by reference, Exhibit 4.3 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 23, 2024.)

10.1

Eighth Amendment to Credit Agreement and Guaranty, by and among Agile Therapeutics, Inc., the guarantors from time to party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, dated as of February 9, 2024 (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 15, 2024.)

10.2	Form of Exercise Agreement (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on February 23, 2024.)

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity (Deficit), (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.

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

Agile Therapeutics, Inc.

Date: May 15, 2024

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Sr. Vice President and Chief Financial Officer (Principal Financial Officer)