Form 10-Q
period 2024-06-30
AGILE THERAPEUTICS INC
filed 2024-08-12
CIK 1261249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 6,904,498 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 12, 2024.

Agile Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2024

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth and strategies, including expense reduction strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, our proposed merger with Insud Pharma, S.L., our ongoing and planned manufacturing and commercialization of Twirla®, the potential market acceptance and uptake of Twirla®, the development of our other potential product candidates, the strength and breadth of our intellectual property, our planned clinical studies, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our potential product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical study data, the industry in which we operate and the trends that may affect the industry or us.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, and healthcare, regulatory and scientific developments and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, the progress of the proposed merger with Insud Pharma, S.L., and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.

In addition, with respect to all our forward-looking statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	the inability to consummate the Merger, as defined in Note 1 to the unaudited interim financial statements, within the anticipated time period, or at all, including, but not limited to, as a result of the failure to obtain the required approval of the stockholders or the failure to satisfy the other conditions to the consummation of the Merger;
●	the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement, including, but not limited to, the risk that the Merger Agreement may be terminated in circumstances requiring us to pay a termination fee to Insud Pharma S.L.
●	our available cash and our ability to obtain additional funding to fund our business plan without delay and to continue as a going concern;
●	our ability to pay our obligations as they come due;
●	we are quoted on the OTC markets, which could affect the liquidity in trading of our common stock and affect our ability to raise capital;
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our ability to successfully maintain and enhance the commercialization of and increase the uptake for Twirla, our only approved product;
●	the rate and degree of market acceptance of Twirla by physicians, patients, clinics, institutions, third-party payors and others in the healthcare community;
●our ability to obtain adequate coverage and reimbursement for Twirla in the United States from private and public third-party payors;
●	the size and growth of the markets for Twirla and our ability to serve those markets;
●	shortages of key materials in the supply chain affecting the manufacture and distribution of Twirla;
●	regulatory and legislative developments in the United States and foreign countries, which could include, among other things, a government shutdown;
●	the growth in demand for Twirla and our ability to manage the levels of Twirla inventory, which could result in our having to write off inventory and our inability to meet the minimum requirements under our supply agreement with Corium Innovations, Inc. (“Corium”);
●	our ability to timely obtain from our third-party manufacturer, Corium, sufficient quantities or quality of Twirla or other materials to supply commercial demand and/or a clinical trial or other tests and studies;
●	the ability of Corium to produce commercial supply in quantities and quality sufficient to satisfy market demand for Twirla;
●	the performance and financial condition of Corium or any of the suppliers;
●	our ability to design and successfully complete a post-marketing long-term, prospective observational safety study comparing risks for venous thromboembolism, or VTE, and arterial thromboembolism, or ATE, in new users of Twirla to new users of oral combined hormonal contraceptives, or CHCs, and new users of Xulane in U.S. women of reproductive age using CHCs and the outcomes of our discussions with the United States Food and Drug Administration, or FDA, regarding the results of our post-marketing commitment, or PMC, to assess the residual drug content of Twirla after use;
●	our ability to maintain regulatory approval of Twirla and the labeling under any approval we obtain;
●	our ability to obtain and maintain intellectual property protection for Twirla and our product candidates;
●	the success and timing of our clinical trials or other studies, including post-marketing studies for Twirla;
●	development of unexpected safety or efficacy concerns related to Twirla;
●	our ability to continue to develop and maintain successful sales and marketing capabilities, including our ability to maintain an effective sales force or failure to build-out and implement an effective health care compliance program;
●	our ability to retain key employees and recruit the additional personnel we will need to support our commercialization plan for Twirla; and
●	our ability to successfully implement our strategy.

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

Agile Therapeutics, Inc.

Part I — Financial Information

ITEM 1. Financial Statements

Agile Therapeutics, Inc.

Balance Sheets

(Unaudited)

(in thousands, except par value and share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,848	$2,557
Accounts receivable, net	4,550	3,392
Inventory, net	5,793	2,738
Prepaid expenses and other current assets	1,252	843
Total current assets	14,443	9,530
Property and equipment, net	27	75
Right of use asset	255	412
Other non-current assets	238	238
Total assets	$14,963	$10,255

Liabilities and stockholders’ deficit
Current liabilities:
Long-term debt, current portion	$—	$1,515
Notes payable, current portion	—	191
Accounts payable	16,543	9,574
Accrued expenses	9,396	9,131
Lease liability, current portion	289	366
Total current liabilities	26,228	20,777

Lease liabilities, long-term	—	100
Warrant liability	10,647	5,696
Total liabilities	36,875	26,573
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 4,850 issued and no shares outstanding at June 30, 2024 and no shares issued and outstanding at December 31, 2023	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 6,904,498 and 2,963,657 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5	4
Additional paid-in capital	411,839	406,846
Accumulated deficit	(433,756)	(423,168)
Total stockholders’ deficit	(21,912)	(16,318)
Total liabilities and stockholders’ deficit	$14,963	$10,255

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues, net	$5,576	$5,503	$11,292	$9,316
Cost of product revenues	1,496	2,307	3,176	4,310
Gross profit	4,080	3,196	8,116	5,006

Operating expenses:
Research and development	$538	$703	$1,033	$1,466
Selling and marketing	3,776	4,570	7,460	9,240
General and administrative	2,512	3,049	5,129	6,133
Total operating expenses	6,826	8,322	13,622	16,839
Loss from operations	(2,746)	(5,126)	(5,506)	(11,833)

Other income (expense)
Interest income	28	15	52	48
Interest expense	—	(372)	(185)	(773)
Unrealized (loss) gain on warrant liability	(9,154)	1,674	(4,951)	3,361
Total other income (expense), net	(9,126)	1,317	(5,084)	2,636
Loss before benefit from income taxes	(11,872)	(3,809)	(10,590)	(9,197)
Benefit from income taxes	—	—	—	—
Net loss and comprehensive loss	$(11,872)	$(3,809)	$(10,590)	$(9,197)

Net loss per share (basic and diluted)	$(1.73)	$(2.15)	$(1.84)	$(6.85)

Weighted-average common shares (basic and diluted)	6,856,229	1,769,803	5,744,066	1,343,293

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional	Accumulated		Total
	Number of		Number of		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance December 31, 2023	—	$—	2,963,657	$4	$406,846	$—	$(423,168)	$(16,318)
Share-based compensation - stock options and RSUs	—	—	—	—	333	—	—	333
Issuance of common stock in connection with the exercise of common stock warrants, net of expenses	—	—	3,892,572	1	4,376	—	—	4,377
Net income	—	—	—	—	—	—	1,284	1,284
Balance March 31, 2024	—	$—	6,856,229	$5	$411,555	$—	$(421,884)	$(10,324)
Share-based compensation - stock options and RSUs	—	—	—	—	284	—	—	284
Vesting of RSUs	—	—	48,269	—	—	—	—	—
Net loss	—	—	—	—	—	—	(11,872)	(11,872)
Balance June 30, 2024	—	$—	6,904,498	$5	$411,839	$—	$(433,756)	$(21,912)

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
Adjustment
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

Agile Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,590)	$(9,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48	51
Amortization	157	137
Noncash stock-based compensation	618	979
Noncash amortization of deferred financing costs	135	586
Unrealized loss (gain) on warrants	4,951	(3,361)
Changes in operating assets and liabilities:
Accounts receivable	(1,158)	(1,084)
Inventory	(3,055)	(1,204)
Prepaid expenses and other assets	(408)	1,873
Accounts payable and accrued expenses	7,236	1,260
Lease liability	(177)	(154)
Net cash used in operating activities	(2,243)	(10,114)

Cash flows from investing activities:
Acquisition of property and equipment	—	—
Net cash (used in) provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from At-the-Market sales of common stock, net of offering costs	—	1,655
Proceeds from the exercise of common stock warrants, net of offering costs	4,376	6,509
Repayments of debt	(1,650)	(450)
Repayments of note payable	(191)	(61)
Net cash provided by financing activities	2,535	7,653

Net increase (decrease) in cash and cash equivalents	292	(2,461)
Cash and cash equivalents, beginning of period	2,556	5,246
Cash and cash equivalents, end of period	$2,848	$2,785

Supplemental cash flow information
Interest paid	$50	$93

See accompanying notes to unaudited financial statements.

Agile Therapeutics, Inc.

Notes to Financial Statements

June 30, 2024

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

On June 25, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Insud Pharma, S.L., a Spanish company (“Insud”), and Exeltis Project, Inc., a Delaware corporation and indirect, wholly owned subsidiary of Insud (“Merger Sub”) (see Note 10 for additional information). Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly owned subsidiary of Insud.

The Company’s sole approved product, Twirla, is a once-weekly prescription contraceptive patch that received approval from the U.S. Food and Drug Administration, or FDA, in February 2020 and was commercially launched in early December 2020. Substantially all of the Company’s resources are currently dedicated to commercializing Twirla in the United States. The Company has generated minimal product revenue to date and is subject to a number of risks similar to those of other early stage commercial companies, including, but not limited to, dependence on key individuals, the difficulties and uncertainties inherent in the development of commercially usable products, market acceptance of products, protection of proprietary technology, the need to obtain additional capital necessary to fund the development of its products, reliance on a consistent supply chain both for Twirla and in general, macroeconomic factors such as inflation, competition from larger companies, and compliance with FDA and other government regulations. If the Company does not continue to successfully commercialize Twirla, it will be unable to generate recurring product revenue or achieve profitability. The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of June 30, 2024, the Company had an accumulated deficit of approximately $433.8 million. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, as the Company:

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

Going Concern

As of June 30, 2024, the Company had cash and cash equivalents of $2.8 million and a $11.8 million working capital deficit. The Company’s current liquidity is sufficient to fund operations into September 2024. The Company closely monitors its cash and cash equivalents and, if the Merger is not consummated, will need to raise additional funds to meet its projected operating requirements, including the continued commercialization of Twirla. If the Merger is not consummated, the Company has serious concerns about its ability to continue as a going concern absent additional capital and its possible expansion through business development activities.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

June 30, 2024

(amounts in tables in thousands, except share and per share data)

The Company has generated losses since inception, used substantial cash in operations, has a working capital deficit as of June 30, 2024, and anticipates it will continue to incur net losses for the foreseeable future. The Company’s future success depends on its ability to obtain additional capital and/or implement various strategic alternatives, and there can be no assurance that any financing can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate. Based upon the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern through the 12 months following the date on which this Quarterly Report on Form 10-Q is filed.

One June 25, 2024, the Company has entered into the Merger Agreement, pursuant to which the Company will become an indirect wholly owned subsidiary of Insud. If the Merger is not consummated, the board of directors of the Company (the “Board”) will continue to evaluate and review the Company’s business, operations, assets, operating results, financial condition, prospects and business strategy, among other things, and make such changes as are deemed appropriate and continue to seek to enhance stockholder value. If the Merger Agreement is not adopted by the Company’s stockholders or if the Merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to Agile will be offered or that the Company’s business, prospects or results of operations will not be adversely impacted. The Company currently has a net working capital deficiency, and if the Merger is not consummated the Company may not be able to continue in the ordinary course and may need to seek bankruptcy protection. Additionally, concurrently with the execution of the Merger Agreement, the Company and Insud entered into a Revolving Promissory Note (the “Note”), pursuant to which Insud made available to the Company a line of credit in a maximum aggregate principal amount of up to $8.0 million (the “Bridge Loan”) issued by the Company, as borrower, in favor of Exeltis USA, Inc. (“Exeltis”), a New Jersey corporation and wholly owned subsidiary of Insud, which is secured by the Company’s intellectual property. No amounts were drawn on the Bridge Loan as of June 30, 2024. If the Merger is not consummated in certain instances, Exeltis shall have the right to declare an Event of Default (as defined in the Note) and immediately declare any amounts outstanding under the Note due and payable, and Agile shall be obligated to repay any amounts outstanding (including interest accrued) under the Note. Since the Bridge Loan is secured by Agile’s intellectual property, if Agile cannot repay the Bridge Loan, Exeltis would have the right to foreclose on such collateral as recourse for the failure to pay.

Absent the consummation of the Merger, the Company’s future success depends on its ability to raise additional capital as discussed above. The Company cannot be certain that these initiatives, or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current stockholders will experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company then may be unable to continue the commercialization of Twirla, and may also be required to cut operating costs, and forego future development and other opportunities or seek bankruptcy protection.

The unaudited financial statements as of June 30, 2024 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. Absent the consummation of the Merger, the Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan and successfully commercialize Twirla. The unaudited financial statements as of June 30, 2024 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

June 30, 2024

(amounts in tables in thousands, except share and per share data)

These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 28, 2024.

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

June 30, 2024

(amounts in tables in thousands, except share and per share data)

Accounts Receivable and Allowances

Accounts receivable are amounts owed to the Company by its customers for product that has been delivered. The accounts receivable are recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses represents the Company’s estimate of losses over the life of the receivables. The Company evaluates forward-looking economic factors and uses professional judgment to determine the allowance for credit losses. The credit loss reserves are reviewed and adjusted periodically. Credit loss reserves were not material as of June 30, 2024 and December 31, 2023, respectively.

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

Inventory

Inventory is valued utilizing the weighted average costing method. The Company records an inventory reserve for losses associated with dated, expired, excess or obsolete items. This reserve is based on management’s current knowledge with respect to inventory levels, planned production and sales volume assumptions. As of June 30, 2024 and December 31, 2023, inventory reserves approximated $1.4 million and $1.4 million, respectively.

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe the carrying values of any long-lived assets are impaired as of June 30, 2024.

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

Advertising Costs

The Company has elected to expense advertising costs when incurred. Advertising costs totaled zero for each of the three and six months ended June 30, 2024 and 2023, respectively.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

June 30, 2024

(amounts in tables in thousands, except share and per share data)

Deferred Financing Costs

Costs directly attributable to the Company’s senior secured term loan (see Note 7) are deferred and reported as a reduction of the related term loan. These costs represent legal fees and other costs related to the term loan and are being amortized utilizing the straight-line method over the term of the loan. Amortization of deferred financing costs charged to interest expense was zero and approximately $49,000 for the three months ended June 30, 2024 and 2023, respectively and was approximately $23,000 and $102,000 for the six months ended June 30, 2024 and 2023, respectively.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist principally of cash, cash equivalents, and accounts receivable. The Company invests its cash and cash equivalents in interest-bearing accounts in United States financial institutions, the balances of which exceed federally insured limits. The Company mitigates credit risk by limiting the investment type and maturity to securities that preserve capital, maintain liquidity, and have a high credit quality. The Company has not recognized any losses from credit risks on such accounts. The Company has no financial instruments with off balance sheet risk of accounting loss.

Major customers of the Company are defined as those constituting greater than 10% of its total revenue. In the three months ended June 30, 2024, the Company had sales to six customers that individually accounted for more than 10% of its total revenue. These customers had sales of $1.1 million, $1.0 million, $1.0 million, $0.8 million, $0.7 million, and $0.5 million, respectively, which represented 92% of total revenues in the three months ended June 30, 2024. In the six months ended June 30, 2024, the Company had sales to six customers that individually accounted for more than 10% of its total revenue. These customers had sales of $2.1 million, $2.0 million, $1.8 million, $1.7 million, $1.6 million, and $1.3 million, respectively, which represented 93% of total revenues in the six months ended June 30, 2024. Accounts receivable related to these six customers totaled 97% of the Company’s total accounts receivable as of June 30, 2024. In the three months ended June 30, 2023, the Company had sales to four customers that individually accounted for more than 10% of its total revenue. These customers had sales of $1.3 million, $1.2 million, $1.1 million and $0.8 million, respectively, which represented 83% of total revenues in the three months ended June 30, 2023. In the six months ended June 30, 2023, the Company had sales to four customers that individually accounted for more than 10% of its total revenue. These customers had sales of $2.2 million, $2.1 million, $1.9 million and $1.9 million, respectively, which represented 87% of total revenues in the six months ended June 30, 2023.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

June 30, 2024

(amounts in tables in thousands, except share and per share data)

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

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than twelve months. Twirla was commercially launched in December 2020, an estimate for product returns as of June 30, 2024 was made based on: (i) data provided to the Company by its distributors (including weekly reporting of distributors’ sales and inventory held by distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by third-parties including a third-party data provider which collects and publishes prescription data (iv) expired returns credits issued to date, and (v) the estimated remaining shelf life of Twirla previously shipped and currently being shipped to distributors. Estimated product returns are recorded as accrued expenses on the balance sheet.

Chargebacks – Certain covered entities and government entities will be able to purchase the product at a price discounted below WAC. The difference between the government or covered entity purchase price and the wholesale

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

June 30, 2024

(amounts in tables in thousands, except share and per share data)

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

Provisions for the revenue reserves described above totaled $7.2 million and $6.3 million for the three months ended June 30, 2024 and 2023, respectively, and $15.9 million and $10.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, reserves on the balance sheet associated with variable consideration were $7.5 million.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

June 30, 2024

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

In connection with a public offering completed in July 2022, the Company issued warrants to purchase 1,093,333 shares of its common stock, of which 433,333 warrants expired unexercised in July 2023. In February 2024, 100,000 of these warrants were exercised (see Note 8). These warrants are classified as liabilities and were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations and Comprehensive Income (Loss) each reporting period. This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants.

In connection with a public offering completed in May 2023, the Company issued warrants to purchase 3,792,572 shares of its common stock. These warrants are classified as liabilities, were measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations and Comprehensive Income (Loss) each reporting period. These warrants were exercised in February 2024 (see Note 8). This offering also triggered an adjustment to the exercise price of the Perceptive Warrants, which resulted in a reduction of the strike price for these warrants.

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

The Company has adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has no uncertain tax positions as of June 30, 2024 that qualify for either recognition or disclosure in the financial statements under this guidance.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

June 30, 2024

(amounts in tables in thousands, except share and per share data)

is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital.

The Company also awards restricted stock units (“RSUs”) to employees and its Board. RSUs are generally subject to forfeiture if employment terminates prior to the completion of the vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per share for the three and six months ended June 30, 2024 and 2023, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	June 30,
	2024	2023
Common stock warrants	9,676,830	5,017,410
Unvested restricted stock units	103,373	135,047
Common stock options	42,854	43,510
Total	9,823,057	5,195,967

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

The Company did not adopt any new accounting pronouncements during the three months ended June 30, 2024 that had a material effect on its financial statements.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

June 30, 2024

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

The following table sets forth the Company’s financial instruments measured at fair value by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3
June 30, 2024
Assets:
Cash and cash equivalents	$2,848	$—	$—
Total assets at fair value	$2,848	$—	$—

Liabilities:
Warrant Liability	$—	$—	$10,647
Total assets at fair value	$—	$—	$10,647

	Level 1	Level 2	Level 3
December 31, 2023
Assets:
Cash and cash equivalents	$2,557	$—	$—
Total assets at fair value	$2,557	$—	$—

Liabilities:
Warrant Liability	$—	$—	$5,696
Total assets at fair value	$—	$—	$5,696

The fair value of the warrant liability as of June 30, 2024 was calculated using a probability-weighted model incorporating the probability of completion of the Merger, the terms included in the cash-out acknowledgment and cancellation agreements described in Note 10 and the option pricing model. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of June 30, 2024 include (i) volatility 105.3% - 433.0%, (ii) risk-free interest rate 4.3% - 4.7%, (iii) strike price for the common warrants of $1.00, $1.56, $2.09, $3.69, $4.94 and $45.00, (iv) fair value of common stock of $0.33 and $1.52 and (v) expected life 1.2 – 4.9 years. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2023 include (i) volatility 101.5% - 126.0%, (ii) risk-free interest rate 3.8% - 4.0%, (iii) strike price for the common warrants $3.69, $45.00 and $1,700, (iv) fair value of common stock of $1.95 and (v) expected life 2.8 – 4.4 years.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

June 30, 2024

(amounts in tables in thousands, except share and per share data)

The following is a roll forward of the fair value of Level 3 warrants:

Beginning balance at December 31, 2023	$5,696
Warrants issued	3,888
Warrants exercised	(3,480)
Change in fair value	4,543
Ending balance June 30, 2024	$10,647

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2024 or 2023.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid insurance	$134	$441
Other	1,118	402
Total prepaid expenses and other current assets	$1,252	$843

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Gross to net accruals	$7,507	$6,492
Accrued compensation	954	832
Accrued professional fees and other	935	1,807
Total accrued liabilities	$9,396	$9,131

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

Operating lease expense was $89,000 for each of the three months ended June 30, 2024 and 2023. Operating lease expense was $178,000 for each of the six months ended June 30, 2024 and 2023. Operating cash flows used for operating leases during the six months ended June 30, 2024 and 2023 were approximately $177,000 and $154,000 respectively. As of June 30, 2024, the weighted average remaining lease term was 0.75 years, and the weighted average discount rate was 11.8%.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

June 30, 2024

(amounts in tables in thousands, except share and per share data)

Future minimum lease payments under non-cancellable leases as of June 30, 2024 were as follows (in thousands):

2024	$199
2025	101
Total	$300
Less: Interest	(11)
Present value of lease liability	$289

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

The facility was scheduled to mature on February 10, 2024 (“Maturity Date”) but was extended to March 11, 2024, pursuant to that certain eight amendment to the Perceptive Credit Agreement dated February 9, 2024. On March 11, 2024, the Company paid off the remainder of the principal balance of $1.35 million and has no borrowings outstanding under the Perceptive Credit Agreement as of June 30, 2024. The Perceptive Credit Agreement terminated upon repayment of the remaining balance.

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

June 30, 2024

(amounts in tables in thousands, except share and per share data)

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

The fair value of the warrants and the debt issue costs were amortized utilizing the effective interest method over the term of the loan. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of zero and $372,000 for the three months ended June 30, 2024 and 2023, respectively. The Company recorded interest expense for the amortization of the fair value of the warrants and debt issue costs of zero and $679,000 for the six months ended June 30, 2024 and 2023, respectively.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

June 30, 2024

(amounts in tables in thousands, except share and per share data)

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

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

June 30, 2024

(amounts in tables in thousands, except share and per share data)

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

ATM Sales Agreement

On April 27, 2022, the Company entered into a new at-the-market offering program (the “April 2022 ATM Agreement”) with H.C. Wainwright LLC and Co. (the “Sales Agent”) under which the Company is authorized to sell up to an aggregate of $12.8 million in gross proceeds through the sale of shares of common stock from time to time. The Company agreed to pay a commission of up to 3.0% of the gross proceeds of any common stock sold under the April 2022 ATM Agreement. Through September 30, 2022, the Company issued and sold a total of 173,750 shares of common stock under the April 2022 ATM Agreement, representing the entire capacity of the April 2022 ATM, resulting in net proceeds of approximately $12.2 million. On August 22, 2022, the Company increased the April 2022 ATM (“August 2022 ATM”). As increased, the Company was eligible to offer and sell, from time to time through the Sales Agent, shares of its common stock having an aggregate offering price of up to $75.0 million. On April 12, 2023, the Company filed a prospectus supplement to its registration statement on Form S-3 for the August 2022 ATM verifying that it was eligible to sell up to $4.5 million worth of shares through its ATM. During the six months ended June 30, 2023, the Company issued and sold 178,041 shares for net proceeds of approximately $1.7 million. The Company’s ATM expired in October 2023.

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

June 30, 2024

(amounts in tables in thousands, except share and per share data)

Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of product revenues	$17	$28	$36	$57
Research and development	63	81	137	168
Selling and marketing	8	32	20	62
General and administrative	196	341	425	692
Total	$284	$482	$618	$979

9. Commitments and Contingencies

The Company has several firm purchase commitments, primarily related to the manufacture and supply of Twirla and the supply of a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services. Future firm purchase commitments under these agreements, the last of which ends in 2033, as well as the Company’s operating lease (see Note 6) total $209.4 million. This amount does not represent all of the Company’s anticipated purchases in the future, but instead represents only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend in 2024 or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.

In April 2020, the Company entered into a manufacturing and commercialization agreement with Corium (the “Corium Agreement”). Under the Corium Agreement, the Company has a requirement to order quarterly minimum volumes of approximately $5.6 million of product. In the event that the Company does not order the minimum volume, the Company is required to pay an additional fee equal to twenty-five percent (25%) per unit of the transfer price for all units ordered in that quarter. The Company did not meet the minimum volume order in the first or second quarter of 2022, and has, therefore, paid the additional 25% per unit fee as a penalty for all units ordered during the period. Based on then-current demand expectations for Twirla, the Company did not expect to meet the minimum volume order for the balance of 2022 and would be subject to the additional fee on future purchases. On July 25, 2022 the Company and Corium entered into Amendment No. 1 to the Corium Agreement (the “Amendment”) which was designed to restructure the contract minimums applicable to the purchase of manufactured Twirla and other services provided by Corium, transfer equipment ownership to Corium to support the manufacture of Twirla and extend the term of the Corium Agreement. Pursuant to the Amendment, the parties agreed to adjust the process for the Company providing Corium certain binding and non-binding forecasts required under the Corium Agreement. Additionally, Corium agreed not to enforce the original quantity minimums in the Corium Agreement, which were waived and replaced by new minimums based on Corium’s revenue for product purchased by the Company, expiring raw materials, and other services billed by Corium to support batch production and release. The guaranteed minimum revenue requirement for 2024 and each year thereafter was $22.5 million. On May 13, 2024, the Company and Corium entered into Amendment No. 2 to the Corium Agreement, which reset the guaranteed minimum revenue requirement for 2024 to $10.0 million. The transfer price for Twirla will be higher for the remainder of 2024 to support the lower guaranteed minimum revenue requirement. The guaranteed minimum revenue requirement for 2025 and beyond will return to $22.5 million per year. In the event that the Company does not meet the guaranteed minimum revenue requirements in any given year, the Company will be required to make additional payments to Corium for the shortfall. The Company agreed to make certain monthly supplemental payments to Corium through December 2023, which payments are eligible to be retroactively reduced based upon product orders placed by the Company during 2023 meeting certain designated thresholds. In connection with the supplemental payments, Corium will retain the proceeds for the sale of certain raw materials to which the Company would otherwise have economic right to offset such supplemental payments. Further, the Company agreed to reimburse Corium for any unused raw materials in the event the Company’s actual product requirements are lower than initially forecasted. Pursuant to the Amendment, the term of the Corium Agreement was extended to December 31, 2033. Pursuant to the Amendment, the parties agreed to transfer ownership of certain manufacturing equipment used in the manufacture of Twirla from the Company to Corium under a Bill of Sale dated July 25, 2022. On June 24, 2024, the Company and Corium entered into Amendment No. 3 (the “Third Amendment”) to the Corium

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

June 30, 2024

(amounts in tables in thousands, except share and per share data)

Agreement, which amends the Corium Agreement to account for Insud’s current projected production requirements for Twirla and the associated cost of goods and is conditioned upon, and effective as of, the consummation of the Merger.

The Company records a provision for contingent losses when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position. As of June 30, 2024, the Company has not recorded a provision for any contingent losses.

10. Merger with Insud Pharma, S.L.

On June 25, 2024, the Company entered into the Merger Agreement with Insud, and Merger Sub. Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly owned subsidiary of Insud.

The Merger Agreement was unanimously approved by the Board on June 25, 2024. As part of the purchase price for Agile, Insud has agreed to make available a Bridge Loan, which is secured by a security interest in the Company’s intellectual property (see further discussion below).

As preconditions to entering into the Merger Agreement, the Company has entered into (i) a Conditional Amendment No. 3 (“Amendment No. 3”) to that certain Manufacturing and Commercialization Agreement, dated April 30, 2020, by and between Agile and Corium Innovations, Inc. (“Corium”), as previously amended by Amendment No. 1 entered into as of July 25, 2022 and Amendment No. 2 entered into as of May 13, 2024 (as amended to date, the “Manufacturing and Commercialization Agreement”), on commercial terms reasonably acceptable to Insud, and including a conditional waiver to such party’s right to seek damages or other compensation for the Company’s failure to meet certain obligations under the Manufacturing and Commercialization Agreement, and (ii) a cash-out acknowledgment and cancellation agreement dated as of June 25, 2024 (the “Warrant Cash-Out Agreement”) with holders of not less than 95% of the outstanding warrants to purchase Company Common Stock (“Company Warrants”).

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.0001 per share, of the Company (the “Company Common Stock”) will be cancelled and converted automatically into and will thereafter represent only the right to receive $1.52 per share in cash, without interest, with respect to such shares of Company Common Stock (the “Merger Consideration”), subject to applicable withholding taxes.

In addition, immediately prior to the Effective Time, each unexpired and unexercised option to purchase Company Common Stock (each, a “Company Stock Option”), will, to the extent unvested, become fully vested and exercisable immediately prior to, and contingent upon, the Effective Time. At the Effective Time, each Company Stock Option that is then outstanding and unexercised shall be cancelled with no consideration payable in respect thereof.

At the Effective Time, each outstanding award of Company restricted stock units denominated in shares of Company Common Stock (each, a “Company RSU”) that is outstanding immediately prior to the Effective Time will be cancelled and converted automatically into the right to receive a payment in cash, without interest and subject to applicable withholding and other applicable taxes, equal to the product of (a) the Merger Consideration multiplied by (b) the total number of shares of Company Common Stock subject to the Company RSU immediately prior to the Effective Time.

In addition, prior to the Closing, as defined below, the Company shall use best efforts to cause each holder of the remaining Company Warrants not party thereto to execute an agreement substantially identical to the Warrant Cash-Out Agreement described below, which will provide for the exercise and cancellation of such Company Warrants in exchange for a cash payment by the Company to such holder following the Effective Time.

The Merger Agreement contains customary representations, warranties and covenants of the Company, Insud and Merger Sub, including, among others, the agreement by the Company to conduct its business in the ordinary

Agile Therapeutics, Inc.

Notes to Financial Statements (Continued)

June 30, 2024

(amounts in tables in thousands, except share and per share data)

course consistent in all material respects with past practice during the period between execution of the Merger Agreement and completion of the Merger (the “Closing”) and covenants prohibiting the Company from engaging in certain activities during such period without the consent of Insud.

The Closing is conditioned upon, among other things, (a) the approval of the Merger Agreement by the affirmative vote of holders of at least a majority of the outstanding shares of Company Common Stock entitled to vote on the adoption of the Merger Agreement at a meeting of holders of the Company Common Stock held for such purpose, which is scheduled for August 22, 2024, (b) the absence of any judgements or laws enjoining, making illegal or otherwise prohibiting the Merger, (c) the accuracy of the other party’s representations and warranties, subject to certain customary materiality standards set forth in the Merger Agreement, (d) compliance in all material respects with the other party’s obligations under the Merger Agreement, (e) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement and (f) the Company’s performance with all of its obligations under Amendment No. 3 and Amendment No. 3 being in force and not capable of termination by Corium.

The Merger Agreement contains customary non-solicitation covenants that prohibit the Company from soliciting competing proposals or entering into discussions concerning, or providing confidential information in connection with, certain proposals for an alternative transaction. These non-solicitation covenants allow the Company, under certain circumstances and in compliance with certain obligations set forth in the Merger Agreement, to provide nonpublic information to, and engage in discussions and negotiations with, third parties in response to an unsolicited acquisition proposal. The Board also may change its recommendation to the holders of Company Common Stock to adopt the Merger Agreement in response to a “Superior Proposal” or an “Intervening Event” (each as defined in the Merger Agreement) if the Board determines in good faith, after consultation with outside legal counsel, that the failure to take such action would be inconsistent with the fiduciary duties of the Board under applicable law.

The Merger Agreement provides for certain termination rights for both the Company and Insud, including the right of either party to terminate the Merger Agreement if the Merger has not been consummated on or prior to September 30, 2024 (subject to extension as set forth in the Merger Agreement). Upon termination of the Merger Agreement under certain specified circumstances, including (a) the termination of the Merger Agreement by the Company in order to enter into an alternative transaction constituting a Superior Proposal or (b) the termination of the Merger Agreement by Insud due to a change in recommendation of the Board to the holders of Company Common Stock, the Company would be required to pay Insud a termination fee of $1.26 million and any amounts outstanding under the Bridge Loan.

Revolving Promissory Note and Intellectual Property Security Agreement

Concurrently with the execution of the Merger Agreement, Insud made available to the Company a maximum aggregate principal amount of up to $8.0 million (the “Bridge Loan”) pursuant to a Revolving Promissory Note (the “Note”), issued by the Company. The principal amount of the Bridge Loan accrues interest at a rate per annum equal to the rate last quoted by The Wall Street Journal as the “Prime Rate” in the United States or, if The Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Federal Reserve Board in Federal Reserve Statistical Release H.15 (519) (Selected Interest Rates) as the “bank prime loan” rate or, if such rate is no longer quoted therein, any similar rate quoted therein (as determined by the lender) or any similar release by the Federal Reserve Board, which is subject to automatic increase by 4% upon the occurrence of certain events of default (the “Default Rate”). The principal amount due under the Note and all accrued and unpaid interest is payable by Agile on the earlier of (i) November 22, 2024, and (ii) the date on which the Commitment Amount is reduced to zero or otherwise terminated (the “Stated Expiry Date”). The initial loan advance of $6.5 million was made on July 1, 2024. Subsequent requests for advances under the Note shall be made by the Company (in such amounts as necessary) after July 15, 2024. The Note is secured pursuant to an Intellectual Property Security Agreement (the “Security Agreement”) under which the Company granted a security interest in its intellectual property assets and rights. Furthermore, in the event the Merger is not consummated in certain instances and the Merger Agreement is terminated, Agile shall be obligated to repay to Insud any amounts outstanding (including interest accrued) under the Bride Loan.

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

Merger with Insud Pharma, S.L.

On June 25, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Insud Pharma, S.L., a Spanish company (“Insud”), and Exeltis Project, Inc., a Delaware corporation and indirect, wholly owned subsidiary of Insud (“Merger Sub”). The Merger Agreement was unanimously approved by our board of directors (the “Board”) on June 25, 2024. Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into us (the “Merger”), with the Company surviving the Merger as an indirect wholly owned subsidiary of Insud.

At the effective time of the Merger, each share of our common stock, par value $0.0001 per share, of the Company will be cancelled and converted automatically into and will thereafter represent only the right to receive $1.52 per share in cash, without interest, with respect to such shares, subject to applicable withholding taxes.

The Closing is conditioned upon, among other things, the approval of the Merger Agreement by the affirmative vote of holders of at least a majority of the outstanding shares of our Common Stock entitled to vote at a special meeting of our stockholders which is scheduled for August 22, 2024. See Note 10 to our unaudited financial statements for additional information.

Concurrently with the execution of the Merger Agreement, Insud made available to us a line of credit in a maximum aggregate principal amount of up to $8.0 million (the “Bridge Loan”) pursuant to a Revolving Promissory Note (the “Note”), issued by us. The principal amount of the Bridge Loan accrues interest at a rate per annum equal to the rate last quoted by The Wall Street Journal as the “Prime Rate” in the United States or, if The Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Federal Reserve Board in Federal Reserve Statistical Release H.15 (519) (Selected Interest Rates) as the “bank prime loan” rate or, if such rate is no longer quoted therein, any similar rate quoted therein (as determined by the lender) or any similar release by the Federal Reserve Board, which is subject to automatic increase by 4% upon the occurrence of certain events of default (the “Default Rate”). The principal amount due under the Note and all accrued and unpaid interest is payable by Agile on the earlier of (i) November 22, 2024, and (ii) the date on which the Commitment Amount is reduced to zero or otherwise terminated (the “Stated Expiry Date”). The initial loan advance of $6.5 million was made on July 1, 2024. Subsequent requests for advances under the Note shall be made by us (in such amounts as necessary) after July 15, 2024. The Note is secured pursuant to an Intellectual Property Security Agreement (the “Security Agreement”) under which we granted a security interest in our intellectual property assets and rights. Furthermore, in the event the Merger is not consummated in certain instances and the Merger Agreement is terminated, we will be obligated to repay to any amounts outstanding (including interest accrued) under the Bridge Loan.

Our Strategy

Absent the consummation of the Merger, our near-term goal is to establish a growing franchise in the multi-billion dollar U.S. hormonal contraceptive market built on approval of Twirla in the United States. Our resources are currently focused on the commercialization of Twirla. In 2024, our initial plan was to explore additional partnerships that could potentially increase the sales reach for Twirla, supplement growth, and further reduce operating expenses. We planned to explore all strategic opportunities, both internally and externally, that have the ability to maximize Twirla growth and increase shareholder value.

Prior to the consummation of the Merger and pursuant to the terms and conditions therein, we plan to operate our business in the ordinary course including continuing to pursue our priorities, as follows:

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

Financial Overview

Since our inception in 1997, we have never been profitable. In 2021 and 2022, we generated minimal revenue from sales of Twirla. Through June 30, 2024, we had an accumulated deficit of $433.8 million. Our net loss was $11.9 million and $3.8 million for the three months ended June 30, 2024 and 2023, respectively and $10.6 million and $9.2 million for the six months ended June 30, 2024 and 2023, respectively. We expect to continue to incur operating losses for the foreseeable future as we continue to commercialize Twirla. We have financed our operations primarily through the public offerings of equity securities, convertible preferred stock, term loans and sale of our New Jersey net operating losses. As of June 30, 2024, we had approximately $2.8 million in cash and cash equivalents.

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

Going Concern

As of June 30, 2024, we had cash and cash equivalents of $2.8 million. We closely monitor our cash and cash equivalents and expect that our current cash will support operations through September 2024.

We have generated losses since inception, used substantial cash in operations, and anticipate we will continue to incur net losses for the foreseeable future. If the Merger is not consummated, we have serious concerns about our ability to continue as a going concern and our future success depends on our ability to obtain additional capital and/or implement various strategic alternatives, and there can be no assurance that any financing can be realized by us, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate. If we are unable to raise capital when needed or on acceptable terms, we then will be unable to continue the commercialization of Twirla, be required to cut operating costs, and forego future development and other opportunities. Based upon the foregoing, management has concluded that there is substantial doubt about our ability to continue as a going concern through the 12 months following the date on which this Quarterly Report on Form 10-Q is filed.

If the Merger is not consummated, the Board will continue to evaluate and review our business, operations, assets, operating results, financial condition, prospects and business strategy, among other things, and make such changes as are deemed appropriate and continue to seek to enhance stockholder value. If the Merger Agreement is not adopted by our stockholders or if the Merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to Agile will be offered or that our business, prospects or results of operations will not be adversely impacted. We currently have a net working capital deficiency, and if the Merger is not consummated, we may not be able to continue in the ordinary course and may need to seek bankruptcy protection. Additionally, if the Merger is not consummated in certain instances, Exeltis shall have the right to declare an “Event of Default” under the Note and immediately declare any amounts outstanding under the Note due and payable and we will be obligated to repay any amounts outstanding (including interest accrued) under the Bridge Loan. Since the Bridge Loan is secured by our intellectual property, if we cannot repay the Bridge Loan, Exeltis would have the right to foreclose on such collateral as recourse for the failure to pay. We cannot be certain that the Merger will be consummated or that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, whether through the issuance of equity or convertible debt securities, or any combination thereof, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, including Twirla, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funds when needed or on acceptable terms, we then may be unable to continue the commercialization of Twirla and may also be required to further cut operating costs, forego future development and other opportunities, and may need to seek bankruptcy protection.

The unaudited financial statements as of June 30, 2024 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures, and/or execute on our business plan and continue the commercial growth of Twirla. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the three months ended June 30, 2024 and 2023, net sales totaled $5.6 million and $5.5 million, respectively, representing the sale of 62,346 units and 61,770 units, respectively. For the six months ended June 30, 2024 and 2023, net sales totaled $11.3 million and $9.3 million, respectively, representing the sale of 133,008 units and 105,216 units, respectively.

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

For the three months ended June 30, 2024 and 2023, cost of product revenues totaled $1.5 million and $2.3 million, respectively. For the six months ended June 30, 2024 and 2023, cost of product revenues totaled $3.2 million and $4.3 million, respectively.

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

For the three months ended June 30, 2024 and 2023, our research and development expenses were approximately $0.5 million and $0.7 million, respectively. For the six months ended June 30, 2024 and 2023, our research and development expenses were approximately $1.0 million and $1.5 million, respectively. The following table summarizes our research and development expenses by functional area.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In thousands)		(In thousands)
	2024	2023	2024	2023

Clinical development	$104	$35	$136	$78
Regulatory	113	119	224	232
Personnel related	257	468	536	988
Stock-based compensation	64	81	137	168
Total research and development expenses	$538	$703	$1,033	$1,466

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

For the three months ended June 30, 2024 and 2023, our selling and marketing expenses totaled approximately $3.8 million and $4.6 million, respectively. For the six months ended June 30, 2024 and 2023, our selling and marketing expenses totaled approximately $7.5 million and $9.2 million, respectively. Since the commercial launch of Twirla in the United States, we have utilized a contract sales force. We anticipate that our selling and marketing expenses will continue to be significant as our commercialization efforts continue.

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

For the three months ended June 30, 2024 and 2023, our general and administrative expenses totaled approximately $2.5 million and $3.0 million, respectively. For the six months ended June 30, 2024 and 2023, our general and administrative expenses totaled approximately $5.1 million and $6.1 million, respectively.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended
	June 30,
	(In thousands)
	2024	2023	Change

Revenues, net	$5,576	$5,503	$73
Cost of product revenues	1,496	2,307	(811)
Gross profit	4,080	3,196	884

Operating expenses:
Research and development	$538	$703	$(165)
Selling and marketing	3,776	4,570	(794)
General and administrative	2,512	3,049	(537)
Total operating expenses	6,826	8,322	(1,496)
Loss from operations	$(2,746)	$(5,126)	2,380

Other income (expense)
Interest income	28	15	13
Interest expense	—	(372)	372
Unrealized (loss) gain on warrant liability	(9,154)	1,674	(10,828)
Total other income, net	(9,126)	1,317	(10,443)
Income (loss) before benefit from income taxes	(11,872)	(3,809)	(8,063)
Benefit from income taxes	—	—	—
Net income (loss)	$(11,872)	$(3,809)	$(8,063)

Revenues. Revenue, net increased by $0.1 million, or 1% from $5.5 million for the three months ended June 30, 2023 to $5.6 million for the three months ended June 30, 2024. Unit sales increased by 576 units, or 1%, from 61,770 units for the three months ended June 30, 2023, to 62,346 units for the three months ended June 30, 2024.

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

Cost of product revenues. Cost of product revenues decreased by $0.8 million, or 35% from $2.3 million for the three months ended June 30, 2023 to $1.5 million for the three months ended June 30, 2024. Cost of product revenues consist of direct and indirect costs related to the manufacturing of Twirla sold, including third-party manufacturing costs, packaging services, freight, obsolescence and allocations of overhead costs that are primarily fixed, such as salaries, benefits, and insurance.

Research and development expenses. Research and development expenses decreased by $0.2 million, or 23%, from $0.7 million for the three months ended June 30, 2023 to $0.5 million for the three months ended June 30, 2024. This decrease in research and development expenses was primarily due to a decrease in personnel costs.

Selling and marketing expenses. Selling and marketing expenses decreased by $0.8 million, or 17%, from $4.6 million for the three months ended June 30, 2023 to $3.8 million for the three months ended June 30, 2024. This decrease in selling and marketing expenses is due to reduced spending on marketing initiatives, the continued optimization of our contract sales force and a decrease in personnel costs.

General and administrative expenses.  General and administrative expense decreased by $0.5 million, or 18%, from $3.0 million for the three months ended June 30, 2023 to $2.5 million for the three months ended June 30, 2024. This decrease in general and administrative expenses was primarily due to a decrease in personnel costs.

Interest income.  Interest income comprises interest earned on cash and cash equivalents and marketable securities.

Interest expense.  Interest expense decreased by $0.4 million, or 100%, from $3.4 million for three months ended June 30, 2023 to zero for three months ended June 30, 2024. This decrease was attributable to the payment of the remaining principal amount of our term loan with Perceptive in March 2024. Interest expense included the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.

Unrealized (loss) gain on warrant liability. The unrealized loss on warrant liability was $9.2 million for the three months ended June 30, 2024 and the unrealized gain on warrant liability was $1.7 million for the three months ended June 30, 2023. Unrealized (loss) gain is attributable to the subsequent non-cash changes in the estimated fair value of the warrants issued in various public offerings and transactions between October 2021 and February 2024.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended
	June 30,
	(In thousands)
	2024	2023	Change

Revenues, net	$11,292	$9,316	$1,976
Cost of product revenues	3,176	4,310	(1,134)
Gross profit	8,116	5,006	3,110

Operating expenses:
Research and development	$1,033	$1,466	$(433)
Selling and marketing	7,460	9,240	(1,780)
General and administrative	5,129	6,133	(1,004)
Total operating expenses	13,622	16,839	(3,217)
Loss from operations	$(5,506)	$(11,833)	6,327

Other income (expense)
Interest income	52	48	4
Interest expense	(185)	(773)	588
Unrealized (loss) gain on warrant liability	(4,951)	3,361	(8,312)
Total other income (expense), net	(5,084)	2,636	(7,720)
Loss before benefit from income taxes	(10,590)	(9,197)	(1,393)
Benefit from income taxes	—	—	—
Net loss	$(10,590)	$(9,197)	$(1,393)

Revenues. Revenue, net increased by $2.0 million, or 21% from $9.3 million for the six months ended June 30, 2023 to $11.3 million for the six months ended June 30, 2024. Unit sales increased by 27,792 units, or 26%, from 105,216 units for the six months ended June 30, 2023, to 133,008 units for the six months ended June 30, 2024. The decrease in the percentage of growth between dollars and units pertains to increased price discounts offered to the non-retail sales channel. Revenue, net consists of sales of Twirla and reflects the shipment of Twirla to specialty distributors, net of estimates for applicable variable consideration, which consist primarily of wholesale distribution fees, prompt pay and other discounts, rebates, chargebacks, product returns, and co-pay assistance programs.

Cost of product revenues. Cost of product revenues decreased by $1.1 million, or 26% from $4.3 million for the six months ended June 30, 2023 to $3.2 million for the six months ended June 30, 2024. Cost of product revenues consist of direct and indirect costs related to the manufacturing of Twirla sold, including third-party manufacturing costs, packaging services, freight, obsolescence and allocations of overhead costs that are primarily fixed, such as salaries, benefits, and insurance.

Research and development expenses. Research and development expenses decreased by $0.4 million, or 30%, from $1.5 million for the six months ended June 30, 2023 to $1.0 million for the six months ended June 30, 2024. This decrease in research and development expenses was primarily due to a decrease in personnel costs.

Selling and marketing expenses. Selling and marketing expenses decreased by $1.8 million, or 19%, from $9.2 million for the six months ended June 30, 2023 to $7.5 million for the six months ended June 30, 2024. This decrease in selling and marketing expenses is due to reduced spending on marketing initiatives, the continued optimization of our contract sales force and a decrease in personnel costs.

General and administrative expenses.  General and administrative expense decreased by $1.0 million, or 16%, from $6.1 million for the six months ended June 30, 2023 to $5.1 million for the six months ended June 30, 2024. This decrease in general and administrative expenses was primarily due to a decrease in personnel costs.

Interest income.  Interest income comprises interest earned on cash and cash equivalents and marketable securities.

Interest expense.  Interest expense decreased by $0.6 million, or 76%, from $0.8 million for six months ended June 30, 2023 to $0.2 million for six months ended June 30, 2024. This decrease was attributable to the payment of the remaining principal amount of our term loan with Perceptive in March 2024. Interest expense included the amortization of the discount associated with allocating value to the common stock warrants issued to Perceptive and the amortization of the deferred financing costs associated with the term loan.

Unrealized (loss) gain on warrant liability. The unrealized loss on warrant liability was $5.0 million for the six months ended June 30, 2024 and the unrealized gain on warrant liability was $3.4 million for the three months ended June 30, 2023. Unrealized (loss) gain is attributable to the subsequent non-cash changes in the estimated fair value of the warrants issued in various public offerings and transactions between October 2021 and February 2024.

Liquidity and Capital Resources

At June 30, 2024, we had cash and cash equivalents totaling $2.8 million. We invest our cash equivalents in short-term highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	(In thousands)
	2024	2023

Net cash used in operating activities	$(2,243)	$(10,114)
Net cash (used in) provided by investing activities	—	—
Net cash provided by financing activities	2,535	7,653
Net (decrease) increase in cash and cash equivalents	$292	$(2,461)

Operating Activities

Net cash used in operating activities was $2.2 million for the six months ended June 30, 2024 and consisted primarily of net loss of $10.6 million adjusted for a $5.0 million unrealized loss on warrants, non-cash stock-based compensation expense of $0.6 million, $0.3 million of other non-cash charges, primarily interest expense, and $2.8 million of net working capital changes, primarily an increase in accounts payable and accrued expenses offset by an increase in inventory and accounts receivable. Net cash used in operating activities was $10.1 million for the six months ended June 30, 2023 and consisted primarily of a net loss of $9.2 million and $3.4 million unrealized gain on warrants, offset by non-cash stock-based compensation expense of $1.0 million, $0.8 million of other non-cash charges, primarily interest expense, and $0.7 million of positive working capital changes, primarily an increase in accounts payable and a decrease in deposits.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was zero.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $2.5 million, which consists of net proceeds of $4.4 million from the exercise of 3,892,572 common stock warrants partially offset by $1.8 million of principal payments on our debt, including notes payable. Net cash provided by financing activities for the six months ended June 30, 2023 was $8.1 million, which consisted of net proceeds of $6.5 million from a public offering of common stock and prefunded warrants, $1.7 million from the sale of 178,040 shares of our common stock through an at-the-market, or ATM sales program partially offset by $0.5 million of principal payments on our debt.

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

ATM

On April 27, 2022, we entered into the April 2022 ATM Agreement under which we are authorized to sell up to an aggregate of $12.8 million in gross proceeds through the sale of shares of common stock from time to time in the April 2022 ATM. We agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement. Through September 30, 2022, we issued and sold a total of 173,750 shares of common stock under the April 2022 ATM Agreement, representing the entire capacity of the April 2022 ATM, resulting in net proceeds of approximately $12.2 million. On August 22, 2022, we increased the April 2022 ATM (“August 2022 ATM”). As increased, we were eligible to offer and sell, from time to time through the Sales Agent, shares of our common stock having an aggregate offering price of up to $75.0 million. During the year ended December 31, 2022, we issued and sold 78,853 shares of common stock under the August 2022 ATM resulting in net proceeds to us of approximately $0.9 million. On April 12, 2023, we filed a prospectus supplement to our registration statement on Form S-3 for the August 2022 ATM verifying that we were then eligible to sell up to $4.5 million worth of shares of common stock. During the six months ended June 30, 2023, we issued and sold 150,862 shares of common stock resulting in net proceeds of approximately $1.7 million. Our ATM expired in October 2023.

2022 Equity Offerings

On March 13, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single healthcare-focused institutional investor (the “Purchaser”), pursuant to which the Company issued, in a registered direct offering (the “2022 Preferred Stock Offering”), 2,425 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) and 2,425 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) and Series A warrants (the “Series A Warrants”) to purchase up to an aggregate of 12,125 shares of the common stock of the Company (the “Common Stock”) and Series B warrants (the “Series B Warrants”) to purchase up to an aggregate of 12,125 shares of Common Stock. Each share of Series A Preferred Stock and Series B Preferred Stock has a stated value of $1,000 per share and a conversion price of $400.00 per share. The shares of preferred stock issued in the offering are convertible into an aggregate of 12,125 shares of Common Stock. The Series A Warrants have an exercise price of $3.69 per share and became exercisable six months following the date of issuance and will expire 5 years following the initial exercise date. The Series B Warrants have an exercise price of $3.69 per share and became exercisable six months following the date of issuance and will expire on May 25, 2028.  The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties. The 2022 Preferred Stock Offering closed on March 14, 2022 and total net proceeds were approximately $4.3 million.

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

•	our ability to consummate the Merger;
•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for Twirla;
•	the revenue received from commercial sales of Twirla;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•	the costs associated with any potential business or product acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish.

We do not have any committed external source of funds. Until such time, if ever, as we can generate substantial cash flows from product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements.

Contractual Obligations and Commitments

In April 2020, we entered into a Manufacturing and Commercialization Agreement (the ‘Corium Agreement”) with Corium Innovations, Inc. (“Corium”) which replaced our previous development agreement. Pursuant to the Corium Agreement, Corium will manufacture and supply all of our product requirements for Twirla at certain specified rates. Under the terms of the Corium Agreement, Corium is to be the exclusive supplier of Twirla for ten years. The Corium Agreement included a quarterly minimum purchase commitment and a fixed price per unit for two years from December 2020, the date of the first commercial batch purchase order invoice, depending on annual purchase volume. During 2021, we did not meet all of our minimum quantity purchases from Corium, and as a result, paid penalties as required by our agreement with Corium. On July 25, 2022 we, along with Corium, amended the Corium Agreement to restructure the minimums applicable to the purchase of manufactured Twirla and to extend the term of the Corium Agreement until December 31, 2033. The Corium Agreement terminates automatically on December 31, 2033, but may be terminated for any reason upon the written mutual agreement of both parties; provided, however, that the parties must confer in good faith regarding possible mutual termination. In the event of such termination, we may still submit purchase orders after the notice of termination is given and until the time any such termination becomes effective. As of June 30, 2024, the minimum amount committed totals $206.7 million for the 10-year period from 2024 through 2033. On May 13, 2024, we and Corium entered into Amendment No. 2 to the Corium Agreement (the “Second Amendment”), which reset the guaranteed minimum revenue requirement for 2024 to $10.0 million. The transfer price for Twirla will be higher for the remainder of 2024 to support the lower guaranteed minimum revenue requirement. If the Merger is not consummated, the guaranteed minimum revenue requirement for 2025 and beyond will return to $22.5 million per year.

In April 2020, we entered into a project agreement with inVentiv Commercial Services, LLC, or inVentiv, a Syneos Health Group Company, which we refer to as the Syneos Agreement, under our Master Services Agreement with inVentiv. Pursuant to the Syneos Agreement, inVentiv, through its affiliate Syneos Selling Solutions, will provide a field force of sales representatives to provide certain detailing services, sales operation services, compliance services, and training services with respect to Twirla to us in exchange for an up-front implementation fee and a fixed monthly fee. Effective February 1, 2022, we entered into an amendment to the Syneos Agreement that extended the term until August 23, 2024. At that time, the Syneos Agreement will terminate automatically unless extended upon the mutual written agreement of the parties. We may terminate the Syneos Agreement for any reason upon timely written notice without incurring a termination fee. On September 28, 2023, we entered into the Seventh Amendment to the Syneos Agreement, pursuant to which we will pay Syneos a fixed weekly fee for the performance of Services (as defined in the Syneos Agreement) through August 23, 2024. As of June 30, 2024, the minimum amount committed totals $2.4 million. In July 2024, we notified inVentiv that we elected not to renew the agreement after it expires on August 23, 2024.

Our operating lease commitment relates to our lease of office space in Princeton, New Jersey. The lease for this space commenced in December 2021, and the minimum payments over the remaining 12-month term totals $0.3 million as of June 30, 2024.

Recent Accounting Pronouncements

See Note 2 to our financial statements that discusses new accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

[Reserved]

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Changes to Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A.    Risk Factors.

The following risk factors should be considered in addition to our risk factors previously described in the “Risk Factors” included in Part 1, Item 1A reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Risk Factors Relating to the Proposed Merger

The Merger may not be completed on the terms or timeline currently contemplated or at all, which could adversely affect our stock price, business, financial condition and results of operations.

On June 25, 2024, we entered into the Merger Agreement, pursuant to which the Merger is subject to certain conditions, including (i) the approval of our stockholders; (ii) the receipt of certain other approvals or consents; and (iii) other customary conditions specified in the Merger Agreement. While it is currently anticipated that the Merger will be consummated during the third quarter of 2024, there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.

If the Merger is not consummated for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be consummated and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including the requirement in the Merger Agreement that, under certain circumstances, we pay Insud a termination fee of $1,260,000, by wire transfer of immediately available funds to an account or accounts designated in writing by Insud; incurring substantial costs related to the Merger, such as legal, accounting and financial advisory that have already been incurred or will continue to be incurred until closing; limitations on our ability to retain and hire key personnel; reputational harm including relationships with investors, clients and business partners due to the adverse perception of any failure to successfully complete the Merger; and potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to us, in each case without realizing any of the benefits of having the Merger completed.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

From and after the date of the Merger Agreement and prior to the completion of the Merger, the Merger Agreement restricts us from taking specified actions without the consent of Insud and requires that our business be conducted in all material respects in the ordinary course of business consistent with past practice. These restrictions may prevent us from making appropriate changes to our business or organizational structure or from pursuing attractive business opportunities that may arise prior to the completion of the Merger, and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

The announcement of the Merger Agreement and pendency of the Merger could negatively impact our business, financial condition and results of operations.

The announcement or pendency of the Merger could adversely affect our business, financial condition and results of operations and may result in our inability to hire or the departure of key personnel. In connection with the Merger, some of our clients and business partners may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Merger is completed. In addition, we have undertaken certain covenants in the Merger restricting the conduct of our business prior to consummating the Merger even if such actions would prove beneficial to us. Similarly, our current employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.

Lawsuits may be filed against us, the Board or other parties to the Merger Agreement, challenging our acquisition by Insud, or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is the absence of legal restraints prohibiting the Merger. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective within the expected timeframe or at all.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit
Number	Description of Document

2.1

Agreement and Plan of Merger, dated June 25, 2024, by and among Insud Pharma, S.L., Exeltis Project, Inc. and the Company (Incorporate by reference, Exhibit 2.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on June 26, 2024.)

4.1

Cash-Out Acknowledgement and Cancellation Agreement, date June 25, 2024, by and between Armistice Master Fund Ltd. and the Company (Incorporated by reference, Exhibit 4.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on June 26, 2024.)

10.1

Revolving Promissory Note, dated June 25, 2024, by and between the Company and Exeltis USA, Inc. (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K, file number 001-36464, filed on June 26, 2024.)

10.2

Intellectual Property Security Agreement, dated June 25, 2024, by and between the Company and Exeltis USA, Inc. (Incorporated by reference, Exhibit 10.2 to Company’s Current Report on Form 8-K, file number 001-36464, filed on June 26, 2024.)

10.3*

Amendment No. 2 to Manufacturing and Commercialization Agreement, by and between Corium, Inc. and the Company, dated as of May 13, 2024 (Incorporated by reference, Exhibit 10.1 to Company’s Current Report on Form 8-K/A, filed on July 15, 2024.)

10.4*

Amendment No. 3 to Manufacturing and Commercialization Agreement, by and between Corium, Inc. and the Company, dated as of June 24, 2024 (Incorporated by reference, Exhibit 10.3 to Company’s Current Report on Form 8-K/A, filed on July 16, 2024.)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 formatted in Inline Extensible Business Reporting Language (“XBRL”): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity (Deficit), (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.

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

Date: August 12, 2024

	By:	/s/ Alfred Altomari
Alfred Altomari
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2024

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Sr. Vice President and Chief Financial Officer (Principal Financial Officer)